Form 10-Q
period 2020-06-30
Assertio Holdings, Inc.
filed 2020-08-10
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
 OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM TO
 COMMISSION FILE NUMBER 001-39294

 ASSERTIO HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	85-0598378
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 100 South Saunders Road, Suite 300
Lake Forest, Illinois 60045
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES; ZIP CODE)
 (224) 419-7106
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, $0.0001 par value	ASRT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 3, 2020 was 107,121,683.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDING JUNE 30, 2020

Table of Content

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$59,403	$42,107
Accounts receivable, net	34,753	42,744
Inventories, net	25,398	3,412
Prepaid and other current assets	15,909	15,688
Total current assets	135,463	103,951
Property and equipment, net	7,349	3,497
Intangible assets, net	179,716	400,535
Goodwill	14,147	—
Investments, net	1,579	13,064
Other long-term assets	7,470	6,123
Total assets	$345,724	$527,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,535	$16,193
Accrued rebates, returns and discounts	52,440	58,943
Accrued liabilities	31,564	18,948
Current portion of long-term debt	7,374	80,000
Contingent consideration, current portion	8,700	—
Interest payable	2,754	8,375
Other current liabilities	3,005	2,094
Total current liabilities	134,372	184,553
Long-term debt	91,834	271,258
Contingent consideration	20,859	168
Other long-term liabilities	13,681	13,233
Total liabilities	260,746	469,212
Commitments and contingencies
Shareholders’ equity:
Common stock	11	8
Additional paid-in capital	478,037	457,751
Accumulated deficit	(393,070)	(399,801)
Total shareholders’ equity	84,978	57,958
Total liabilities and shareholders' equity	$345,724	$527,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$20,165	$25,937	$29,417	$52,387
Commercialization agreement, net	—	31,003	11,258	61,859
Royalties and milestones	452	263	859	886
Total revenues	20,617	57,203	41,534	115,132
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	5,238	2,124	6,637	4,699
Research and development expenses	1,626	1,263	2,667	3,056
Selling, general and administrative expenses	28,131	24,755	55,445	49,800
Amortization of intangible assets	4,855	25,443	12,650	50,887
Restructuring charges	6,519	—	6,519	—
Total costs and expenses	46,369	53,585	83,918	108,442
(Loss) income from operations	(25,752)	3,618	(42,384)	6,690
Other income (expense):
(Loss) Gain on sale of Gralise	(850)	—	126,655	—
Loss on extinguishment of convertible notes	(16,272)	—	(47,880)	—
Gain (Loss) on sale of NUCYNTA	1,006	—	(14,749)	—
Interest expense	(1,604)	(14,842)	(10,278)	(31,396)
Loss on prepayment of Senior Notes	—	—	(8,233)	—
Other loss	(499)	(1,240)	(3,824)	(1,849)
Total other (expense) income	(18,219)	(16,082)	41,691	(33,245)
Net loss before income taxes	(43,971)	(12,464)	(693)	(26,555)
Income tax benefit (expense)	9,472	(1,141)	7,424	(1,351)
Net (loss) income and Comprehensive (loss) income	$(34,499)	$(13,605)	$6,731	$(27,906)

Basic net (loss) income per share	$(0.35)	$(0.21)	$0.07	$(0.43)
Diluted net (loss) income per share	$(0.35)	$(0.21)	$0.07	$(0.43)
Shares used in computing basic net (loss) income per share	98,558	64,480	89,835	64,405
Shares used in computing diluted net (loss) income per share	98,558	64,480	90,236	64,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2018	64,185	$6	$402,934	$(182,600)	$(5)	$220,335
Issuance of common stock upon exercise of options	14	—	25	—	—	25
Issuance of common stock in conjunction with vesting of restricted stock units	132	—	—	—	—	—
Stock-based compensation	—	—	2,702	—	—	2,702
Shares withheld for payment of employee's withholding tax liability	—	—	(216)	—	—	(216)
Net loss	—	—	—	(14,301)	—	(14,301)
Balances at March 31, 2019	64,331	$6	$405,445	$(196,901)	$(5)	$208,545
Issuance of common stock under employee stock purchase plan	64	—	158	—	—	158
Issuance of common stock in conjunction with vesting of restricted stock units	426	—	—	—	—	—
Stock-based compensation	—	—	2,634	—	—	2,634
Shares withheld for payment of employee's withholding tax liability	—	—	(293)	—	—	(293)
Net loss	—	—	—	(13,605)	—	(13,605)
Balances at June 30, 2019	64,821	$6	$407,944	$(210,506)	$(5)	$197,439

Balances at December 31, 2019	80,888	$8	$457,751	$(399,801)	$—	$57,958
Issuance of common stock in conjunction with vesting of restricted stock units	434	—	—	—	—	—
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(16,814)	—	—	(16,814)
Stock-based compensation	—	—	1,934	—	—	1,934
Shares withheld for payment of employee's withholding tax liability	—	—	(271)	—	—	(271)
Net income	—	—	—	41,230	—	41,230
Balances at March 31, 2020	81,322	$8	$442,600	$(358,571)	$—	$84,037
Issuance of common stock under employee stock purchase plan	76	—	49	—	—	49
Issuance of common stock in conjunction with vesting of restricted stock units	215	—	—	—	—	—
Issuance of common stock in connection with the Zyla Merger	25,479	3	22,928	—	—	22,931
Issuance of warrants and stock options in conjunction with the Zyla Merger	—	—	11,626	—	—	11,626
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(2,718)	—	—	(2,718)
Stock-based compensation	—	—	3,593	—	—	3,593
Shares withheld for payment of employee's withholding tax liability	—	—	(41)	—	—	(41)
Net loss and comprehensive loss	—	—	—	(34,499)	—	(34,499)
Balances at June 30, 2020	107,092	$11	$478,037	$(393,070)	$—	$84,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income (loss)	$6,731	$(27,906)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Gralise	(126,655)	—
Loss on sale of NUCYNTA	14,749	—
Loss on extinguishment of convertible Notes	47,880	—
Loss on prepayment of Senior Notes	8,233	—
Depreciation and amortization	13,319	51,503
Accretion of debt discount and debt issuance costs	5,511	12,220
Recurring fair value measurement of assets and liabilities	3,629	(85)
Stock-based compensation	5,527	5,336
Provision for inventory and other assets	1,808	196
Other	(9)	3,150
Changes in assets and liabilities:
Accounts receivable	29,414	2,900
Inventories	512	195
Prepaid and other assets	4,810	30,492
Accounts payable and other accrued liabilities	(13,337)	(14,890)
Accrued rebates, returns and discounts	(39,757)	(11,951)
Interest payable	(7,524)	(2,451)
Net cash (used in) provided by operating activities	(45,159)	48,709
Investing Activities
Purchases of property and equipment	(9)	(621)
Cash acquired in Zyla Merger	7,585	—
Proceeds from sale of NUCYNTA	368,965	—
Proceeds from sale of Gralise	130,261	—
Proceeds from sale of investments	6,000	—
Purchases of marketable securities	—	(7,864)
Maturities of marketable securities	—	750
Net cash provided by (used in) investing activities	512,802	(7,735)
Financing Activities
Payments in connection with Senior Notes settlement	(171,775)	—
Payments in connection with convertible notes extinguishment	(264,731)	—
Payments on Revolver	(10,000)	—
Payments on Promissory Note	(3,000)	—
Proceeds from issuance of common stock	—	183
Shares withheld for payment of employee's withholding tax liability	(841)	(509)
Net cash used in financing activities	(450,347)	(83,575)
Net increase (decrease) in cash and cash equivalents	17,296	(42,601)
Cash and cash equivalents at beginning of year	42,107	110,949
Cash and cash equivalents at end of period	$59,403	$68,348

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$396	$420
Cash paid for interest	$11,213	$21,571
Capital expenditures incurred but not yet paid	$—	$287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On May 20, 2020, Assertio Holdings, Inc. (Assertio or the Company) completed a Merger (the Zyla Merger) with Zyla Life Sciences (Zyla) pursuant to an Agreement and Plan of Merger (Merger Agreement), dated as of March 16, 2020. Prior to the consummation of the Zyla Merger, Assertio Therapeutic, Inc. implemented a holding company reorganization (Assertio Reorganization) pursuant to an Agreement and Plan of Merger, dated as of May 19, 2020, by and among Assertio Therapeutics, Inc., the Company and a wholly-owned subsidiary formed to effectuate the Assertio Reorganization. As a result of the Assertio Reorganization, Assertio Therapeutics, Inc. became a direct, wholly-owned subsidiary of the Company, with the Company assuming Assertio Therapeutics, Inc.’s listing on the Nasdaq Stock Market and being deemed as successor issuer to Assertio Therapeutics, Inc. under applicable securities law. Each issued and outstanding share of common stock, $0.0001 par value per share, of Assertio Therapeutics, Inc. immediately prior to the Assertio Reorganization automatically converted into an equivalent corresponding share of common stock, $0.0001 par value per share, of the Company having the same designations, rights, powers, preferences, qualifications, limitations and restrictions as the converted share of Assertio Therapeutics, Inc. common stock. Unless otherwise noted or required by context, the Company uses “Assertio” to refer to Assertio Reorganization and Assertio Holdings, Inc. following the Assertio Reorganization.

Assertio is a commercial pharmaceutical company offering differentiated products to patients. The Company’s commercial portfolio of branded products focuses on three areas: neurology; hospital; and pain and inflammation. The Company has built its commercial portfolio through a combination of increased opportunities with its existing products, as well as through the acquisition or licensing of additional approved products.

The Company’s primary marketed products include:

SPRIX Nasal Spray® (ketorolac)	A nonsteroidal anti-inflammatory drug (NSAID) indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.
CAMBIA® (diclofenac potassium for oral solution)	A prescription medicine used to treat migraine attacks in adults. It does not prevent or lesson the number of migraines one has, and it is not for other types of headaches. It contains diclofenac potassium, an NSAID.
INDOCIN® (indomethacin) Suppositories INDOCIN® (indomethacin) Oral Suspension
A suppository form and oral solution of indomethacin approved for:
•Moderate to severe rheumatoid arthritis including acute flares of chronic disease
•Moderate to severe ankylosing spondylitis
•Moderate to severe osteoarthritis
•Acute painful shoulder (bursitis and/or tendinitis)
•Acute gouty arthritis

ZIPSOR® (diclofenac potassium) Liquid filled capsules)	A prescription NSAID used for relief of mild-to-moderate pain in adults (18 years of age and older)

Additional commercially available products include ZORVOLEX® (diclofenac), VIVLODEX® (meloxicam) (collectively the SOLUMATRIX products), and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

On February 13, 2020, the Company completed the sale of its remaining rights, title and interest in and to the NUCYNTA® franchise to Collegium Pharmaceutical, Inc. (Collegium) for $375.0 million, less royalties, in cash at closing. Collegium assumed certain contracts, liabilities and obligations relating to the NUCYNTA products, including those related to manufacturing and supply, post-market commitments and clinical development costs. Collegium also paid for certain inventories relating to the products.

Table of Content
On January 10, 2020, the Company completed the sale of Gralise® (gabapentin) to Golf Acquiror LLC, an affiliate to Alvogen, Inc. (Alvogen), for cash proceeds of $130.3 million. The total value included $75.0 million in cash at closing, with the balance receivable as 75% of Alvogen’s first $70.0 million of Gralise net sales after the closing (consideration receivable). Alvogen also paid for certain inventories relating to Gralise. On June 3, 2020, the Company entered into an agreement with Alvogen to settle the remaining balance of $39.7 million in consideration receivable, whereby the Company reduced the consideration receivable by $0.9 million and Alvogen paid $38.8 million in cash.

Basis of Presentation

The unaudited condensed consolidated financial statements of Assertio and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in Assertio Therapeutics, Inc.’s Annual Report on Form 10-K filed with the SEC on March 10, 2020 (the 2019 Form 10-K). The Consolidated Condensed Balance Sheet as of December 31, 2019 has been derived from the audited financial statements at that date, as filed in the Company’s 2019 Form 10-K.

In connection with the preparation of the financial statements for the three and six months ended June 30, 2020, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within twelve months after the date of the issuance of these financial statements noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

Principles of Consolidation

The condensed consolidated financial statements of Assertio include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and product returns, depreciable and amortizable lives, share-based compensation assumptions and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from these estimates.
Segment Information

The Company manages its business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. To date, substantially all of the Company’s revenues from product sales are related to sales in the United States.

Acquisitions

The Company accounts for acquired businesses using the acquisition method of accounting under ASC 805, Business Combinations (ASC 805), which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying

Table of Content
net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flows, the assessment of each asset’s life cycle, and the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs is recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled.

If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired in-process research and development (IPR&D) with no alternative future use is charged to expense at the acquisition date.

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied. The Company assesses the term of the contract based upon the contractual period in which the Company and Collegium have enforceable rights and obligations.

Variable consideration arising from sales or usage-based royalties, promised in exchange for a license of the Company’s Intellectual Property, is recognized at the later of (i) when the subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.

The Company recognizes a contract asset relating to its conditional right to consideration for completed performance obligations. Accounts receivable are recorded when the right to consideration becomes unconditional. A contract liability is recorded for payments received in advance of the related performance obligation being satisfied under the contract.

Product Sales

The Company sells commercial products to wholesale distributors and specialty pharmacies. Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs on delivery to the customer. The Company’s performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable sales tax and reserves for these product sales allowances. Receivables related to product sales are typically collected one to two months after delivery.

Product Sales Allowances—The Company considers products sales allowances to be variable consideration and estimates and recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts

Table of Content
taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. The Company uses the most likely method in estimating product sales allowances. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

Product Returns—The Company allows customers to return product for credit with respect to that product within six months before and up to 12 months after its product expiration date. The Company estimates product returns and associated credit on NUCYNTA, Gralise, CAMBIA, Zipsor, Lazanda and products acquired from Zyla, INDOCIN, ZORVOLEX, VIVLODEX and OXAYDO. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. The Company did not assume financial responsibility for returns of NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Under the Commercialization Agreement with Collegium for NUCYNTA, the divestiture of Lazanda to Slán and the divestiture of Gralise to Alvogen, the Company is only financially responsible for product returns for product that were sold by the Company, which are identified by specific lot numbers.

The following are the respective shelf lives from manufacture date for the Company’s products:
•SPRIX Nasal Spray 30 months;
•CAMBIA 24 months to 48 months;
•INDOCIN products 36 months;
•ZIPSOR 36 months;
•SOLUMATRIX products 36 months; and,
•OXAYDO 24 months.

Because of the shelf life of the Company’s products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.

Wholesaler and Pharmacy Discounts—The Company offers contractually determined discounts to certain wholesale distributors and specialty pharmacies that purchase directly from it. These discounts are either taken off invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

Prompt Pay Discounts—The Company offers cash discounts to its customers (generally 2% of the sales price) as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to comply with the payment terms to earn the cash discount.

Patient Discount Programs—The Company offers patient discount co-pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail and specialty pharmacies. The discounts are reimbursed by the Company approximately one month after the prescriptions subject to the discount are filled.

Medicaid Rebates—The Company participates in Medicaid rebate programs, which provide assistance to certain low income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled.

Chargebacks—The Company provides discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract with the Department of Veterans Affairs. These federal entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product.

Managed Care Rebates—The Company offers discounts under contracts with certain managed care providers. The Company generally pays managed care rebates one to three months after the quarter in which prescriptions subject to the rebate are filled.

Medicare Part D Coverage Gap Rebates — The Company participates in the Medicare Part D Coverage Gap Discount Program under which it provides rebates on prescriptions that fall within the “donut hole” coverage gap. The Company

Table of Content
generally pays Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled.

Royalty Revenue

For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company currently has the right to receive royalties based on sales of CAMBIA in Canada, which are recognized as revenue when the related sales occur as there are no continuing performance obligations by the Company under those agreements.

Milestones

For arrangements that include milestones, the Company recognizes such revenue using the most likely method. As part of adopting ASC 606, the Company evaluated whether the future milestones should have been included as part of the transaction price in periods before January 1, 2018. The Company concluded that because of development and regulatory risks at the time, it was probable that a significant revenue reversal could have occurred. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

Leases

The Company adopted ASC 842, Leases (ASC 842), on January 1, 2019 using the modified retrospective approach with cumulative effect. There was no adjustment to the Company's opening balance of accumulated deficit resulting from the adoption of this guidance. In addition, the Company elected the package of practical expedients, which among other things, allowed for the carryforward of the historical lease classification. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Prior to the adoption of ASC 842, the Company accounted for its operating leases in accordance with ASC 840. Under ASC 840, only capital leases were recognized on the balance sheet and therefore the Company’s operating leases were reflected in the financial statement footnotes. The adoption of ASC 842 did not materially affect the Company’s Condensed Consolidated Statements of Comprehensive Income.

The Company assesses contracts for lease arrangements at inception and, if applicable, upon any partial or full lease termination event. Operating right-of-use (ROU) assets and liabilities are recognized at the lease commencement date equal to the present value of future lease payments using the implicit, if readily available, or incremental borrowing rate based on the information readily available at the commencement date. ROU assets include any lease payments as of commencement and initial direct costs but exclude any lease incentives. Lease and non-lease components are generally accounted for separately and the Company recognizes operating lease expense straight-line over the term of the lease. Operating leases are included in other long term assets, other current liabilities, and other long term liabilities in the Condensed Consolidated Balance Sheet.

The Company accounts for operating leases with an initial term of 12 months or less on a straight-line basis over the lease term in the Condensed Consolidated Statements of Comprehensive Income.

Stock Based Compensation

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase plan (ESPP). The Company accounts for forfeitures as they occur for each type of award. Stock-based compensation expense related to restricted stock unit awards (RSUs) is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period.

The stock-based compensation expense related to PSUs is estimated at grant date based on the fair value of the award. The PSU awards are measured exclusively to the relative total shareholder return (TSR) performance, which is measured against the three-year TSR of a custom index of companies. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement in each of the three independent successive one-year tranches. TSR relative to peers is considered a market condition under applicable authoritative guidance. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and

Table of Content
expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo valuation model considers a variety of potential future share prices for Assertio and our peer companies in a selected market index.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by our stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award. The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of our common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model. Stock-based compensation expense related to the ESPP and options is recognized on a straight-line basis over its respective term.

Intangible and Long-Lived Assets

Intangible assets consist of purchased developed technology and trademarks that are accounted for as definite-lived intangible assets subject to amortization. The Company determines the fair value of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The fair value recorded is amortized on a straight-line basis over the estimated useful life of the asset. The Company estimated the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition for the same or similar indication and other related factors. The Company evaluates purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss is calculated as the excess of the carrying amount over the fair value. Estimating future cash flows and fair value related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

The Company assess the recoverability of our long-lived assets, which include property and equipment and product rights whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Goodwill

Under the purchase method of accounting pursuant to ASC 805, Goodwill is calculated as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Goodwill, which is not tax-deductible, is recognized within other long-term assets, and is not amortized but subject to an annual review for impairment. Goodwill is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. The Company’s operations are currently comprised of a single reporting unit.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted this standard on January 1, 2020 and updated its internal controls to include certain forward-looking considerations in the current process of developing and recognizing credit losses for in scope financial assets, which primarily included accounts receivable and a $3.5 million investment in a company engaged in medical research. ASC 326 had an immaterial impact to our allowance for credit losses reported in accounts receivable on our Condensed Consolidated Balance Sheet upon adoption. The investment is structured as a long-term loan receivable with a convertible feature and carried at amortized cost with accruing interest. To

Table of Content
calculate the expected credit loss allowance, the Company utilized a probability-of-default method (PDM). This process estimates the probability of the loan being successfully paid back or converted into equity based on the ability of the investee to obtain FDA acceptance of its research.

As of June 30, 2020, the Company estimated an expected credit loss of approximately $1.9 million, which was recognized in Other (expense) income in the Company’s Condensed Consolidated Statement of Comprehensive Income in the first quarter of 2020 and is included in Investments, net in the Company’s Condensed Consolidated Balance Sheet. The Company’s expected credit losses can vary from period to period based on several factors, such as progress of the medical research and FDA submission, and overall economic environment and the ability of the investee to fund its operations. The primary factor that contributed to the provision for expected credit losses as of the second quarter of 2020 was an evaluation of probability of default to exist based on the outlook of the macro environment due to the COVID-19 pandemic and its impact to delay the FDA acceptance process combined with the investee’s ability to fund its operations and raise capital if required.

In June 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (ASU 2018-18), which clarifies the interaction between ASC 808, Collaborative Arrangements (ASC 808) and ASC 606, Revenue from Contracts with Customers (ASC 606). The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. The Company adopted the standard as of January 1, 2020 and have applied modified retrospective transition method to the date of initial application of ASC 606. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Accounting for Cloud Computing Arrangements (Subtopic 350-40), which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. Effective January 1, 2020, the Company adopted the standard using the prospective approach to eligible costs incurred on or after the date of adoption. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement Disclosure Framework (ASU 2018-03), which is part of a broader disclosure framework project by the FASB to improve the effectiveness of disclosures by more clearly communicating the information to the user. The Company adopted the standard as of January 1, 2020 and included these disclosures in the condensed consolidated financial statements. The additional elements of this release did not impact the Company's condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASU 2019-12): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and by clarifying and amending existing guidance in order to improve consistent application of and simplify GAAP for other areas of Topic 740. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company early adopted the standard effective January 1, 2020. The new standard was applied to the presentation of the Company’s reacquisition of $19.5 million in equity component of the Company’s Convertible Notes, as a result of the private purchase in February 2020 and tender offer in April 2020.

NOTE 2. ACQUISITIONS
Business Combination
Zyla Life Sciences

On May 20, 2020, Assertio completed the Zyla Merger pursuant to the Agreement and Plan of Merger dated March 16, 2020. Upon consummation of the Zyla Merger, each issued and outstanding share of Zyla common stock converted into 2.5 shares of Assertio Holding’s common stock (the Exchange Ratio), and each outstanding option or warrant to purchase Zyla common stock converted into the right to purchase shares of Assertio’s common stock. The Company anticipates the Zyla Merger will capture operating and product portfolio synergies, accelerate revenue growth and create shareholder value.

The following table reflects the acquisition date fair value of the consideration transferred with respect to the Zyla Merger:

Table of Content

Total number of Company ordinary shares issued	25,478,539
Assertio share price as of May 20, 2020	$0.90
Fair value of common shares issued (in thousands)	$22,931
Fair value of warrants and stock options issued (in thousands) (1)	11,626
Taxes paid by the Company on behalf of Zyla (in thousands)	529
Total purchase consideration (in thousands)	$35,086

(1) Represents 4,972,365 of Zyla warrants outstanding as of May 20, 2020 at the Exchange Ratio or 12,430,913 Company warrants.  The Company’s warrants were valued using the Company’s share price of $0.90 as of May 20,2020. As these shares are exercisable at any time at an exercise price of $0.0004 per share and Assertio will issue replacement awards for these shares, these shares have been determined to represent consideration transferred. In addition represents merger consideration portion of the fair value of Zyla outstanding stock options as of May 20, 2020 which were converted to Company stock options at the Exchange Ratio.

Costs incurred that were directly attributable to facilitating the close of the Zyla Merger approximated $4.2 million and $6.6 million for the three and six months ended June 30, 2020, respectively. These fees were recorded to the Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

Pursuant to ASC 805, one of the companies in the transactions shall be designated as the acquirer for accounting purposes based on the evidence available. For accounting purposes, Assertio was treated as the acquiring entity. The Zyla Merger transaction was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805. Under this method, the acquisition was recorded by allocating the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Zyla, based on the estimated fair values at the acquisition date. The excess of purchase price over the fair value of the acquired net assets was recorded as goodwill. The results of operations of this transaction have been included in the Company’s condensed consolidated financial statements from the date of acquisition.

The following table reflects the estimated preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$7,585
Accounts receivable	23,133
Inventories	26,742
Property and equipment	4,512
Intangible assets	160,900
Other assets	9,629
Total identifiable assets acquired	$232,501
Accounts payable	21,574
Accrued rebates, returns and discounts	33,254
Other accrued liabilities	15,434
Contingent consideration (a)	29,400
Debt (b)	111,900
Total liabilities assumed	$211,562
Net identifiable assets acquired	20,939
Goodwill (c)	14,147
Net assets acquired	$35,086

The fair value of identified asset and identified liabilities have been measured based on preliminary estimates using assumptions that management believes are reasonable, based on information that is currently available. The initial accounting for this acquisition is considered preliminary, and is subject to adjustments upon receipt of additional information relevant to the acquisition, valuations for certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired and related deferred income taxes, if applicable. This valuation is in process and the preliminary values reported are based on

Table of Content
initial information that continues to be subject to the completion of the valuation and allocation of the assets acquired. Accordingly, the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and final valuations are completed. The final purchase price allocation may differ from what is currently reflected in the condensed consolidated financial statements.

(a) Contingent consideration was recognized and measured at an estimated fair value as of the acquisition date. The contingent consideration liability assumed is the result of Zyla’s previous acquisition of INDOCIN. The liability assumed included contingent consideration related to royalties payable in the form of an earnout provision based on INDOCIN product revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will subsequently re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

(b) The fair value of acquired debt is comprised of the following (in thousands):

Series A-1 Notes	$50,000
Series A-2 Notes	45,000
Royalty rights obligation	3,900
Promissory note	3,000
Credit agreement	10,000
$111,900

Upon the Zyla Merger, the Company assumed and immediately paid off a $3.0 million promissory note. The promissory note was scheduled to mature on July 31, 2020. Additionally upon the Zyla Merger, the Company assumed and immediately paid off a $10.0 million credit agreement. The credit agreement was recognized by Zyla as a related party transaction as the lenders were also holders of a portion of the Zyla’s 13% Notes that were issued on January 31, 2019. The Credit Agreement was scheduled to mature on March 20, 2022. See Note 9, Debt, for further information regarding assumed Debt.

(c) The Company recognized $14.1 million of goodwill which represents the fair value of assets net of the fair value of liabilities assumed in excess of consideration paid. Goodwill arising from the Zyla Merger is not expected to be deductible for tax purposes and is subject to material revision as the purchase price allocation is completed. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Zyla.

Stock-based Compensation Plan

On June 4, 2020, the Company filed a Registration Statement with the SEC to register the Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan (the 2019 Zyla Plan). The 2019 Zyla Plan was assumed in connection with the Zyla Merger. Pursuant to the Zyla Merger Agreement, each outstanding Zyla stock option was cancelled and converted into a stock option to purchase the Company’s Common Stock on the same terms and conditions with (1) the number of shares of Company Common Stock subject to each such option equal to (i) the number of shares of the common stock subject to the option multiplied by (ii) the Merger Exchange Ratio, which was 2.5, rounded, if necessary, to the nearest whole share and (2) an exercise price per share (rounded to the nearest whole cent) equal to the original exercise price of the Zyla stock option divided by (B) the Exchange Ratio. This resulted in the issuance of 5.0 million options with an average fair market value of $0.62 per share value, of which $0.4 million was recognized as merger consideration. The term of Zyla options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over three years at the rate of at least 33% , by the end of the first year and then ratably in monthly installments over the remaining vesting period of the stock option.

Warrant Agreements

Upon the Zyla Merger, the Company assumed Zyla’s warrant agreements (the “Warrant Agreements”) with Iroko Pharmaceuticals, Inc. (“Iroko”) certain of Iroko’s affiliates and certain other parties entitled to receive shares of the Company’s common stock as consideration pursuant to Zyla’s prior agreements or in satisfaction of certain claims pursuant to the Zyla’s prior reorganization plan. The warrants are exercisable at any time at an exercise price of $0.0001 per share, subject to certain

Table of Content
ownership limitations including, with respect to Iroko and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months. All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified. See Note 14, Net Income (Loss) per Share.

Supplemental unaudited proforma information is based upon accounting estimates and judgments that the Company believes are reasonable. This supplemental unaudited pro forma financial information has been prepared for comparative purposes only, and is not necessarily indicative of what actual results would have occurred, or of results that may occur in the future. The following table reflects the pro forma consolidated total revenues and net loss for the periods presented, as if the acquisition of Zyla had occurred on January 1, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$28,655	$79,345	$68,637	$154,624

Net loss	$(47,509)	$(33,140)	$(24,519)	$(66,087)

The unaudited proforma financial results for the three and six months ended June 30, 2020 and 2019 reflect adjustments directly attributed to the business combination. Additionally, the supplemental unaudited proforma information for the six months ended June 30, 2019 was adjusted and excludes income of $115.2 million related to Zyla’s January 2019 Reorganization.

See Note 3, Revenue, for revenue for the period since the acquisition date to June 30, 2020 related to Zyla acquired products. As the Company operates as one operating entity, earnings of Zyla since the acquisition date are impractical to calculate separate from the consolidated company.

Table of Content
NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales, net:
CAMBIA	$7,780	$6,758	$14,054	$15,566
Zipsor	3,535	1,524	5,866	5,755
INDOCIN products(1)	5,434	—	5,434	—
SPRIX Nasal Spray(1)	1,602	—	1,602	—
SOLUMATRIX products(1)	836	—	836	—
OXAYDO(1)	517	—	517	—
Gralise	(116)	17,800	431	31,078
NUCYNTA and Lazanda product sales adjustments	577	(145)	677	(12)
Total product sales, net	20,165	25,937	29,417	52,387
Commercialization agreement, net	—	31,003	11,258	61,859
Royalties and milestone revenue	452	263	859	886
Total revenues	$20,617	$57,203	$41,534	$115,132
(1)Products acquired in connection with Zyla Merger represent product sales, net for the period of May 20, 2020 through June 30, 2020.

Product Sales

For the three and six months ended June 30, 2020, product sales primarily consisted of sales from CAMBIA, Zipsor, INDOCIN products, SPRIX Nasal Spray, SOLUMATRIX products, and OXAYDO. The Company began shipping and recognizing product sales for INDOCIN products, SPRIX Nasal Spray, SOLUMATRIX products, and OXAYDO in May 2020 upon the completion of the Zyla Merger.

The Company completed the sale of Gralise to Alvogen on January 10, 2020, and therefore ceased recognizing product sales related to Gralise effective on the transaction close date. Product sales related to Gralise during the three and six months ended June 30, 2020 primarily relate to sales reserve estimate adjustments related to sales recognized in prior periods.

The Company ceased recognizing product sales related to NUCYNTA in January 2018 and the NUCYNTA Commercialization Agreement in February 2020 (see Commercialization Agreement below). The Company divested and ceased recognizing product sales related to Lazanda in November 2017. Product sales related to NUCYNTA and Lazanda during the three and six months ended June 30, 2020 and 2019 relate to sales reserve estimate adjustments related to sales recognized in prior periods.

Commercialization Agreement

In December 2017, the Company and Collegium entered into the Commercialization Agreement (Commercialization Agreement), pursuant to which the Company granted Collegium the right to commercialize the NUCYNTA franchise of pain products in the U.S.  Pursuant to the Commercialization Agreement, Collegium assumed all commercialization responsibilities for the NUCYNTA franchise effective January 9, 2018, including sales and marketing. In November 2018 the Company entered into an amendment to the Commercialization Agreement (Commercialization Amendment). Prior to the November 2018 amendment, the consideration related to the license and facilitation services was fixed and recognized ratably over the contract term. Following the November 2018 amendment, the royalty payments represented variable consideration that are subject to the sales-based royalty exception for licenses of intellectual property and are recognized at the later of (i) when the

Table of Content
subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.

In addition, the Company was responsible for royalty payments to a third party related to sales of NUCYNTA. Prior to the November 2018 amendment, Collegium became primarily responsible for these royalties in connection with the Commercialization Agreement; however, a portion of these payments remained the responsibility of the Company. Following the November 2018 amendment, effective January 1, 2019, Collegium became responsible for the third-party royalty payments entirely. As the Company was not actively commercializing NUCYNTA, such royalties were recorded by the Company on a systematic basis in proportion to the underlying net product sales, subject to the sales-based royalty exemption for license of intellectual property, and were included as gross-to-net adjustments in the related revenue line in the Company’s Condensed Consolidated Statements of Comprehensive Income. Such amounts, over the course of the calendar year, had no net impact.

Effective February 13, 2020, the Company divested its rights, title and interest in and to its NUCYNTA franchise of products in the U.S. to Collegium. In connection with the sale, the Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the purchase agreement. During the first quarter of 2020, the Company recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue of $13.1 million offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement as a result of the divestiture of NUCYNTA to Collegium.

For the three and six months ended June 30, 2019, the Company recognized $1.0 million and $2.1 million, respectively, of net expense related to the third-party royalties which were paid by Collegium on behalf of Assertio. Collegium paid the full royalty owed to the third-party in 2019 and such amounts, over the course of the calendar year, had no net impact to the Company’s Condensed Consolidated Statement of Comprehensive Income.

Contract Assets

The following table reflects changes in the Company’s contract assets as of June 30, 2020 (in thousands):

	Balance as of			Balance as of
	December 31, 2019	Additions	Deductions	June 30, 2020
Contract asset - Collegium, net	1,896	—	(1,896)	—

The Collegium contract asset, net represented the conditional right to consideration for completed performance under the Commercialization Agreement arising from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10.0 million resulting from the upfront payment received and the $8.8 million of warrants received in connection with the Commercialization Amendment. In connection with the divestiture of NUCYNTA to Collegium the Company amortized the remaining balance of the contract asset in the first quarter of 2020.

Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada, $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively.

NOTE 4. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of June 30, 2020 and December 31, 2019 (in thousands):

Table of Content

	June 30, 2020	December 31, 2019
Receivables related to product sales, net	$34,653	$38,353
Receivables from Collegium	—	4,104
Other	100	287
Total accounts receivable, net	$34,753	$42,744

As of June 30, 2020 and December 31, 2019, allowances for cash discounts for prompt payment were $1.4 million and $1.2 million, respectively.

NOTE 5.  INVENTORIES, NET

The following table reflects the components of inventory, net as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$1,320	$1,065
Work-in-process	6,965	426
Finished goods	17,113	1,921
Total	$25,398	$3,412

As of June 30, 2020 and December 31, 2019, inventory reserves were $0.6 million and $0.4 million, respectively.

NOTE 6. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Furniture and office equipment	$2,846	$2,557
Machinery and equipment	3,655	2,731
Laboratory equipment	221	221
Leasehold improvements	11,320	9,858
	18,042	15,367
Less: Accumulated depreciation and amortization	(10,693)	(11,870)
Property and equipment, net	$7,349	$3,497

Depreciation expense was $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 7.  INTANGIBLE ASSETS AND GOODWILL

The following table reflects the gross carrying amounts and net book values of intangible assets and goodwill as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Table of Content

	June 30, 2020				December 31, 2019
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Products rights:
INDOCIN	5.9	$107,500	$(1,941)	$105,559	$—	$—	$—	$—
SPRIX	5.9	52,500	(948)	51,552	—	—	—	—
CAMBIA	3.5	51,360	(33,595)	17,765	51,360	(31,027)	—	20,333
Zipsor	1.7	27,250	(23,213)	4,037	27,250	(22,044)	—	5,206
Other(1)	Less than 1 year	900	(97)	803	—	—	—	—
NUCYNTA	—	—	—	—	1,019,978	(455,192)	(189,790)	374,996
Total Intangible Assets		$239,510	$(59,794)	$179,716	$1,098,588	$(508,263)	$(189,790)	$400,535

Goodwill		$14,147	$—	$14,147	$—	$—	$—	$—
(1) Represents product rights for Oxaydo and Solumatrix products.

Amortization expense was $4.9 million and $12.7 million for the three and six months ended June 30, 2020, respectively, and $25.4 million and $50.9 million for the three and six months ended June 30, 2019, respectively.

In connection with the Zyla Merger, the Company acquired identified intangible assets comprised of definite-lived product rights for INDOCIN, SPRIX Nasal Spray, and other (include product rights for OXAYDO and SOLUMATRIX products) which are amortized on a straight-line basis over their respective estimated useful lives of 5.9 years, 5.9 years and less than one year.

The respective fair values were determined to be $107.5 million, $52.5 million, and $0.9 million, as of the Zyla Merger date of May 20, 2020 (see Note 2, Acquisitions).

In addition, the Company recognized $14.1 million of goodwill related to the fair value of the underlying net tangible and identifiable intangible assets net of liabilities resulting from the Zyla Merger. Refer to “Note 2. Acquisitions” for additional details.

In February 2020, the Company divested its remaining rights, title and interest in and to the NUCYNTA franchise of products from the Company. The Company derecognized the remaining carrying value of $369.1 million of the NUCYNTA product rights in the first quarter of 2020.

The following table reflects future amortization expenses the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020 (remainder)	$17,520
2021	34,492
2022	32,335
2023	31,591
2024	26,667
Thereafter	37,111
Total	$179,716

Table of Content
NOTE 8.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation	$7,999	$6,188
Accrued consent fees	4,500	—
Accrued restructuring costs	5,283	3,763
Other accrued liabilities	13,782	8,997
Total accrued liabilities	$31,564	$18,948

Table of Content
NOTE 9.  DEBT

The following table reflects the Company’s debt as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Series A-1 Notes(1)	$50,000	$—
Series A-2 Notes(1)	45,000	—
2.50% Convertible Notes due 2021	335	145,000
5.00% Convertible Notes due 2024(2)	—	120,000
Royalty rights obligation(3)	3,899	—
Senior Notes(4)	—	162,500
Total principal amount	99,234	427,500

Unamortized debt discounts	(24)	(70,699)
Unamortized debt issuance costs	(2)	(5,543)
Carrying value	99,208	351,258
Less: current portion of long-term debt	(7,374)	(80,000)
Net, long-term debt	$91,834	$271,258

(1) In connection with the Zyla Merger on May 20, 2020, the Company assumed the obligations of Zyla under its Existing Indenture, and Assertio and      the other subsidiaries of the Company (other than Depo DR) became guarantors of Zyla's 13% Senior Secured Notes due 2024.
(2) In connection with 2024 Notes tendered and accepted for purchase in the Offers have been retired and canceled as of June 30, 2020.
(3) In connection with the Zyla Merger on May 20, 2020, the Company assumed the obligations of Zyla under its royalty rights agreement with each holder of its Secured Notes.
(4) During the first quarter of 2020, the Company repaid in full the outstanding aggregate principal amount of senior secured notes (Senior Notes)

13% Senior Secured Notes due 2024

In accordance with the Zyla Merger, Assertio assumed $95.0 million aggregate principal amount of 13% senior secured notes due 2024 (the Secured Notes) issued pursuant to an indenture (the Existing Indenture) entered into on January 31, 2019, by and among Zyla Life Sciences, the guarantors party thereto (the Guarantors) and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association), as trustee and collateral agent (the Trustee). The Secured Notes were issued in two series: $50.0 million of Series A-1 Notes and $45.0 million of Series A-2 Notes. The Secured Notes are reported within current portion of long-term debt and long-term debt on the Condensed Consolidated Balance Sheets. The fair value of assumed debt has been measured based on preliminary estimates using assumptions that management believes are reasonable, and based on information that is currently available.

As of May 20, 2020, the Existing Indenture was modified by a Supplemental Indenture (the Supplemental Indenture and the Existing Indenture, as so modified, the Indenture), pursuant to which Assertio (the Issuer) assumed the obligations as issuer of the Secured Notes and the subsidiaries of Assertio became guarantors of the Secured Notes. The Supplemental Indenture, among other things, provides for certain amendments to the restrictive covenants in the Indenture.

Interest on the Secured Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year (each, a Payment Date). The Existing Indenture also requires amortization payments of outstanding principal on the Secured Notes equal to 10% per annum, payable semi-annually on each Payment Date

The Secured Notes are senior secured obligations of the Issuer and are secured by a lien on substantially all assets of the Issuer and the guarantors. The stated maturity date of the Secured Notes is January 31, 2024. Upon the occurrence of a Change of Control, subject to certain conditions (as defined in the Existing Indenture), holders of the Secured Notes may require the Issuer to repurchase for cash all or part of their Secured Notes at a repurchase price equal to 100% of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The Issuer may redeem the Secured Notes at its option, in whole or in part from time to time, at a redemption price equal to 100% of the principal amount of the Secured Notes being redeemed, plus accrued and unpaid interest, if any, through the redemption date. No sinking fund is provided for the Secured Notes.

Table of Content
Pursuant to the Supplemental Indenture, Assertio and its restricted subsidiaries must also comply with certain covenants, including limitations on the issuance of debt; the issuance of preferred and/or disqualified stock; the payment of dividends and other restricted payments; the prepayment, redemption or repurchase of subordinated debt; mergers, amalgamations or consolidations; engaging in certain transactions with affiliates; and the making of investments. In addition, the Issuer must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the Secured Notes divided by 9.5 and (2) $7.5 million.

On July 31, 2020, the Company voluntarily redeemed $10.0 million of aggregate principal plus accrued interest on its Secured Notes due 2024.

Royalty Rights Obligation

In accordance with the Zyla Merger, the Company assumed a royalty rights agreements (the Royalty Rights) with each of the holders of its Secured Notes pursuant to which the Company will pay the holders of the Secured Notes an aggregate 1.5% royalty on Net Sales (as defined in the Existing Indenture) through December 31, 2022.

The Royalty Rights were determined to be a freestanding element with respect to the Secured Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument. The Company has Royalty Rights obligations of $3.9 million as of June 30, 2020, with $1.4 million classified as current and $2.5 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets.

The accounting for the Royalty Rights requires the Company to make certain estimates and assumptions about the future net sales. The estimates of the magnitude and timing of net sales are subject to significant variability due to the extended time period associated with the financing transaction, and are thus subject to significant uncertainty.

Senior Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement), among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA acquisition.

The Senior Notes had a maturity date of April 14, 2021 (unless earlier prepaid or repurchased), were secured by substantially all of the assets of the Company and any subsidiary guarantors, and bore interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate was determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended June 30, 2020 and 2019 was 11.65% and 12.54%, respectively.

As of February 2020, the Company had repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement. The Company used proceeds from the sale of Gralise and NUCYNTA to repay the outstanding principal of $162.5 million. In addition, the Company paid approximately $4.9 million and $4.4 million in prepayment premiums and accrued exit fees, respectively, plus accrued but unpaid interest. In connection with the termination of the Note Purchase Agreement, the Company was released from all security interests, liens and encumbrances under the Note Purchase Agreement.

Convertible Notes

2.50% Convertible Senior Notes Due 2021

On September 9, 2014, the Company issued $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes Due 2021 (the 2021 Notes) which mature on September 1, 2021 and bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

Table of Content
On August 13, 2019, the Company exchanged (the Convertible Note Exchange) $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock. The Company did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of its common stock. Upon completion of the Convertible Note Exchange, the aggregate principal amount of the 2021 Notes was reduced by $200.0 million to $145.0 million, the unamortized debt discount and debt issuance costs was reduced by $26.1 million to $18.9 million and the carrying amount of the equity component was reduced by $6.2 million to $112.8 million.

On February 19, 2020, the Company entered into separate, privately negotiated purchase agreements (Purchase Agreements) with a limited number of holders of the Company’s currently outstanding 2021 Notes and 2024 Notes. The Company used proceeds from the sale of Gralise and NUCYNTA to repurchase $102.5 million aggregate principal amount of 2021 Notes for a cash payment plus accrued but unpaid interest. The repurchase of the 2021 Notes was accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments (ASC 470-50). During the first quarter 2020, the Company recognized a $10.3 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2021 Notes just prior to the repurchase plus transaction costs. The Company also recognized reacquisition of $0.3 million in additional paid-in capital related to the equity component of the 2021 Notes based on the excess of the fair value of total considerations provided against the fair value of the 2021 Notes just prior to the repurchase.

On April 8, 2020, the Company completed its public tender offers to purchase the 2021 Notes for cash in an amount equal to $995.00 per $1,000 principal amount (exclusive of accrued and unpaid interest) from each registered holder of the 2021 Notes. As a result of the tender offer, a total of $42.1 million in aggregate principal amount of the 2021 Notes were properly tendered and purchased by the Company. The tender offer of the 2021 Notes was accounted for in accordance with ASC 470-50. During the three months ended June 30, 2020, the Company recognized a $3.9 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2021 Notes just prior to the tender offer plus transaction costs.

As a result of the February 2020 repurchase and the April 2020 tender offer transactions, the aggregate principal amount of the 2021 Notes was reduced to $0.3 million and the unamortized debt discount and debt issuance costs eliminated as of June 30, 2020. Based on the Company’s intention to settle in cash the total remaining outstanding aggregate principal of 2021 Notes, the liability component of the 2021 Notes is classified as part of current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020.

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the three or six months ended June 30, 2020. As a result, the remaining 2021 Notes were not convertible as of June 30, 2020.

5.00% Convertible Senior Notes Due 2024

On August 13, 2019, as part of the Convertible Note Exchange, the Company issued $120.0 million aggregate principal of 2024 Notes which mature on August 14, 2024 and bear interest at a rate of 5.0%, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.

On February 19, 2020, the Company entered into separate, privately negotiated purchase agreements (Purchase Agreements) with a limited number of holders of the Company’s currently outstanding 2021 Notes and 2024 Notes. The Company used proceeds from the sale of Gralise and NUCYNTA to repurchase $85.5 million aggregate principal amount of 2024 Notes for a cash payment plus accrued but unpaid interest. The repurchase of the 2024 Notes was accounted for in accordance with ASC 470-50. During the first quarter 2020, the Company recognized a $21.3 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to the repurchase plus transaction costs. The Company also recognized reacquisition of $16.8 million in additional paid-in capital related to the equity component of the 2024 Notes based on the excess of the fair value of total considerations provided against the fair value of the 2024 Notes just prior to the repurchase.

On April 8, 2020, the Company completed its public tender offers to purchase the 2024 Notes for cash in an amount equal to $995.00 per $1,000 principal amount (exclusive of accrued and unpaid interest) from each registered holder of the 2024 Notes. As a result of the tender offer, a total of $34.5 million in aggregate principal amount of the 2024 Notes were properly tendered and purchased by the Company. The tender offer of the 2024 Notes was accounted for in accordance with ASC 470-50. During the three months ended June 30, 2020, the Company recognized a $12.4 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to

Table of Content
the tender offer plus transaction costs. The Company also recognized reacquisition of $2.7 million in additional paid-in capital related to the equity component of the 2024 Notes based on the excess of the fair value of total considerations provided against the fair value of the 2021 Notes just prior to the repurchase.

As a result of the February 2020 repurchase and the April 2020 tender offer transactions, the 2024 were settled and retired in full with no principal amount and the unamortized debt discount and debt issuance costs recognized as of June 30, 2020.

Interest Expense

Debt discount and debt issuance costs are amortized as interest expense using the effective interest method.
The following table reflects interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stated coupon interest	$1,476	$8,758	$4,778	$19,120
Amortization of debt discount and debt issuance costs	125	6,056	5,511	12,220
Total interest expense	$1,601	$14,814	$10,289	$31,340

NOTE 10.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase plan (ESPP).

The following table reflects stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$18	$50	$41	$50
Research and development expense	80	76	243	349
Selling, general and administrative expense	2,496	2,508	4,244	4,937
Restructuring charges	999	—	999	—
Total	$3,593	$2,634	$5,527	$5,336

 The recognized tax benefit on total stock-based compensation expense during the three and six months ended June 30, 2020 and 2019 was $0.3 million and $0.8 million.

During the six months ended June 30, 2020 the Company granted 7.2 million RSUs at an average fair market value of $0.83 per share and 5.7 million options at an average fair market value of $0.50 per share, which includes 5.0 million in options granted as part of the Zyla Merger.

NOTE 11.  LEASES

The Company has non-cancelable operating leases for its offices and laboratory facility, automobiles used by its sales force, and certain operating leases for office equipment.

The Company relocated its corporate headquarters from Newark, California to Lake Forest in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Each sublease contained abated rent periods resulting in reduced operating lease cash flows through May 2019. Operating lease costs and sublease income related to the Newark facility are accounted for in Other loss in the Condensed Consolidated Statements of Comprehensive Income. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is

Table of Content
made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania and operating leases for automobiles used by its sales force.

The following table reflects lease expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

		Three Months Ended June 30, 2020		Six Months Ended June 30,
	Financial Statement Classification	2020	2019	2020	2019
Operating lease cost	Selling, general and administrative expenses	$216	$178	$373	$365
Operating lease cost	Other loss	147	147	295	295
Total lease cost		$363	$325	$668	$660

Sublease Income	Other loss	$346	$361	$693	$723

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Cosette Pharmaceuticals Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with Cosette Pharmaceuticals, Inc. (formerly G&W Laboratories, Inc.) (the “Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Zyla for commercial distribution in the United States. The Company is obligated to purchase all of its requirements for INDOCIN Suppositories from Cosette Pharmaceuticals, Inc., and are required to meet minimum purchase requirements for the calendar year 2020. The term of the Supply Agreement extends through July 31, 2023, and there are no minimum requirements in any of the other subsequent years. Total commitments to Cosette Pharmaceuticals, Inc are $6.5 million in 2020.

Catalent Pharma Solutions Commercial Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Commercial Supply Agreement (“CSA”) with Catalent Pharma Solutions (“Catalent”) for the manufacture of certain specified products. Based on the CSA, the Company is obligated to purchase certain minimum amounts of manufacturing and product maintenance services on an annual basis for the term of the contract (“Minimum Requirement”) through September 2021. Total commitments to Catalent are $1.0 million through the period ending September 2021.

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX® (ketorolac tromethamine) Nasal Spray for the Company’s commercial use. Under the Agreement, JHS will be responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX through July 30, 2022. The Company has agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Agreement. Total commitments to JHS are $2.9 million through the period ending July 30, 2022.

Pursuant to the Zyla Merger, the Company assumed the following rights and obligations.

Purchase Agreement with Iroko Pharmaceuticals, Inc.

On October 30, 2018, Zyla entered into a Purchase Agreement with Iroko pursuant to which, upon the terms and subject to the conditions set forth therein, Zyla acquired certain assets and rights of Iroko, referred to in the Purchase Agreement as the “Transferred Assets,” and assumed certain liabilities of Iroko, referred to in the Purchase Agreement as the “Assumed Liabilities,” including assets related to Iroko’s marketed products, the SOLUMATRIX products under the iCeutica License Agreement and the INDOCIN products. The Iroko Products Acquisition was completed by Zyla on January 31, 2019.

iCeutica License Agreement

Table of Content
Pursuant to the Purchase Agreement, on the Effective Date, Zyla assumed the rights and obligations of Iroko and its subsidiaries pursuant to the Amended and Restated Nano-Reformulated Compound License Agreement, dated October 30, 2018 (the “iCeutica License”), with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”) to license certain technology and intellectual property related to iCeutica’s SOLUMATRIX® technology, meloxicam and certain other rights of iCeutica.

Pursuant to the iCeutica License, iCeutica granted to Zyla (as the assignee of Iroko) a sole and exclusive, world-wide right and license under certain iCeutica intellectual property to make, use, sell, offer and import certain products made from the compounds indomethacin, diclofenac, naproxen and meloxicam. In consideration of the grant of the iCeutica License, Zyla is obligated to pay to iCeutica a mid-single digit royalty on all Net Sales of any licensed products, including pro rata portions of any combination products that include a licensed product.

The iCeutica License will terminate on a country-by-country basis upon the expiration of the last-to-expire of any licensed patent rights in such country, and otherwise twenty years after the date of the first commercial introduction of a licensed product in such country. Either party may terminate the license in its entirety if the other party materially breaches the License Agreement, subject to applicable cure periods. The iCeutica License also contains customary provisions for an agreement of this type related to intellectual property matters, confidentiality, representations and warranties and indemnification.

On January 27, 2020, Zyla entered into a Second Amended and Restated Nano-Reformulated Compound License Agreement with iCuetica (the “Amended iCeutica License”). Under the Amended iCeutica License, effective on January 1, 2020, Zyla would pay a fixed annual license fee, which is subject to reduction if Zyla terminates its rights to one or more of the licensed products, in lieu of an obligation to reimburse iCeutica for ex-U.S. patents costs.

Legal Matters

Glumetza Antitrust Litigation
Antitrust class actions and related direct antitrust actions have been filed in the Northern District of California against the Company and several other defendants relating to the drug Glumetza®. The named class representatives in the currently pending actions include Meijer, Inc., Bi-Lo, LLC, Winn-Dixie Logistics, Inc., City of Providence, and KPH Healthcare Services, Inc. These class representatives seek to represent a putative class of direct purchasers of Glumetza. In addition, several retailers, including CVS Pharmacy, Inc., Rite Aid Corporation, Walgreen Co., the Kroger Co., the Albertsons Companies, Inc., H-E-B, L.P., and Hy-Vee, Inc., have filed substantially similar direct antitrust claims based on alleged assignments of claims from direct purchaser wholesalers. On December 23, 2019, the Company filed a motion to dismiss all claims in the actions. That motion was heard by the District Court on February 20, 2020. On March 5, 2020 the District Court issued an order denying the motion to dismiss. However, based on the order on the motion, claims previously filed by a putative class of end payor plaintiffs were voluntarily dismissed. On July 30, 2020, Humana Inc. also filed a complaint against the Company in the Northern District of California alleging similar claims related to Glumetza®.

These antitrust cases arise out of a Settlement and License Agreement (the Settlement) that the Company, Santarus, Inc. (Santarus) and Lupin Limited (Lupin) entered into in February 2012 that resolved patent infringement litigation filed by the Company against Lupin regarding Lupin’s Abbreviated New Drug Application for generic 500 mg and 1000 mg tablets of Glumetza. The antitrust plaintiffs allege, among other things, that the Settlement violated the antitrust laws because it allegedly included a “reverse payment” that caused Lupin to delay its entry in the market with a generic version of Glumetza. The alleged “reverse payment” is an alleged commitment on the part of the settling parties not to launch an authorized generic version of Glumetza for a certain period. The antitrust plaintiffs allege that the Company and its co-defendants, which include Lupin as well as Bausch Health (the alleged successor in interest to Santarus) are liable for damages under the antitrust laws for overcharges that the antitrust plaintiffs allege they paid when they purchased the branded version of Glumetza® due to delayed generic entry. Plaintiffs seek treble damages for alleged past harm, attorneys’ fees and costs.

Fact discovery has closed, and the parties are currently conducting expert discovery. A hearing on the direct purchasers’ class certification was held on August 6, 2020. The Company intends to defend itself vigorously in these matters.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-

Table of Content
cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019. The lead plaintiff filed an opposition to the motion on August 1, 2019. The Company and the individuals filed a reply in support of their motion to dismiss on August 30, 2019. The District Court held oral argument on December 18, 2019. On March 11, 2020, the District Court granted the motion to dismiss the second amended complaint. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The Company believes that the action is without merit and intends to contest it vigorously.

In addition, five shareholder derivative actions were filed on behalf of the Company against its officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the class action. The first derivative action was filed in the Superior Court of California, Alameda County on September 29, 2017 (Singh v. Higgins et al., RG17877280). The second and third actions were filed in the Northern District of California on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-6546-JST) and November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-6592- JST). The fourth action was filed in the District of Delaware on December 21, 2018 (Lutz v. Higgins et al, No. 18-2044-CFC). The fifth derivative action was filed in the Superior Court of California, Alameda County on January 28, 2019 (Youse v. Higgins et al, No. HG19004409). On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the first federal derivative action. The Ross, Singh, and Lutz actions were stayed on January 18, 2018, January 23, 2018, and January 11, 2019, respectively, pending the resolution of the motion to dismiss in the securities class action. On May 28, 2019, during a brief lift of the stay in the Singh and Youse actions while the parties’ motion to consolidate was pending, after having been ordered to respond to the Singh and Youse complaints, the Company did so by filing demurrers. On July 12, 2019, the Singh and Youse actions were consolidated, and the consolidated matter was stayed pending the resolution of the motion to dismiss in the federal class action. The plaintiffs have indicated that they intend to file an amended consolidated complaint. The Company believes that these actions are without merit and intends to contest them vigorously.

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, the Company received a letter from then-Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information from the Company regarding its historical commercialization of opioid products. The Company voluntarily furnished information responsive to Sen. McCaskill’s request. Since 2017, the Company has received and responded to subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding its historical sales and marketing of opioid products. The Company has also received and responded to subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding the Company’s historical sales and marketing of opioid products. In addition, the Company received and responded to a subpoena from the State of California Department of Insurance (CDI) seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product formerly in the Company’s portfolio. In addition, the Company received and responded to a subpoena from the New York Department of Financial Services seeking information relating to its historical sales and marketing of opioid products. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. The Company is cooperating with the foregoing governmental investigations and inquiries.

Table of Content
Multidistrict Opioid Litigation
A number of pharmaceutical manufacturers, distributors and other industry participants have been named in numerous lawsuits around the country brought by various groups of plaintiffs, including city and county governments, hospitals and others. In general, the lawsuits assert claims arising from defendants’ manufacturing, distributing, marketing and promoting of FDA-approved opioid drugs. The specific legal theories asserted vary from case to case, but most of the lawsuits include federal and state statutory claims as well as claims arising under state common law. Plaintiffs seek various forms of damages, injunctive and other relief and attorneys’ fees and costs.
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been transferred to the MDL Court. The Company is currently involved in a subset of the lawsuits that have been transferred to the MDL Court. The Company is also involved in other federal lawsuits that have not yet been transferred to the MDL Court pending a determination of whether those lawsuits should proceed in state or other originating court. Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the pending federal cases involving the Company include individuals, county and municipal governmental entities, employee benefit plans, hospitals, health clinics and health insurance providers who assert federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are in the earliest stages of proceedings, and the Company intends to defend itself vigorously in these matters.

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. The Company is currently named in a subset of those cases, including cases in Alabama, Arkansas, Florida, Missouri, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving the Company, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. These lawsuits are likewise in their earliest stages, and the Company intends to defend itself vigorously in these matters.

Insurance Litigation

On January 15, 2019, the Company was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the U.S. District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is the Company’s primary product liability insurer. Navigators is seeking declaratory judgment that opioid litigation claims noticed by the Company (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by the Company’s life sciences liability policies with Navigators. The Company filed a counterclaim on February 28, 2019. Navigators filed an answer on April 11, 2019. This litigation is ongoing. The Company filed a summary judgment briefing relating to Navigators’ duty to defend the opioid litigation on July 31, 2020, and expects to receive a ruling in 2021.

General

The Company cannot reasonably predict the outcome of the legal proceedings described above, nor can the Company estimate the amount of loss, range of loss or other adverse consequence, if any, that may result from these proceedings or the amount of any gain in the event the Company prevails in litigation involving a claim for damages. As such the Company is not currently able to estimate the impact of the above litigation on its financial position or results of operations.

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. The Company may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, the Company is not currently involved in any

Table of Content
matters that the Company believes may have a material adverse effect on its business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

Table of Content
NOTE 13.  RESTRUCTURING CHARGES
The Company continually evaluates its operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

In November 2019, the Company announced an acceleration of cost-saving initiatives that included a decision to discontinue its relationship with its contract sales organization, a reduction in the use of certain outside vendors and consultants, and the reorganization of certain functions resulting in a reduction of staff at its headquarters office and remote positions during the fourth quarter of 2019. As a result, $3.9 million of severance and benefits costs for the reduction of staff were recognized during the year ended December 31, 2019. The 2019 cost-saving initiative was substantially complete as of December 31, 2019.

In April 2020, the Company executed a limited reduction to its sales force due to the impact of COVID-19 on its ability to see in-person providers who prescribe our products. As a result, $0.6 million of severance and benefits costs was recognized during the three months ended June 30, 2020. This initiative was completed during the second quarter of 2020.

Subsequent to the Zyla Merger in May 2020, the Company began implementing reorganization plans of its workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth. The reorganization plan primarily focused on reduction of staff at the Company’s headquarters offices. As a result, $4.8 million of severance and benefits costs, $1.0 million of stock-based compensation expense associated with equity modifications for certain executives and $0.1 million of other exit costs were recognized as restructuring cost during the three months ended June 30, 2020.

The following table reflects total expenses related to restructuring activities recognized within the Condensed Consolidated Statement of Comprehensive Income as restructuring costs (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Employee compensation costs	$5,435	$5,435
Equity compensation costs	999	999
Other exit costs	85	85
Total restructuring costs	$6,519	$6,519

The following table reflects cash activity relating to the Company’s accrued restructure as of June 30, 2020 (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance at December 31, 2019	$3,763	$—	$3,763
Cash paid	(2,431)	—	(2,431)
Balance at March 31, 2020	$1,332	$—	$1,332
Net accrual additions	5,435	85	5,520
Cash paid	(1,484)	(85)	(1,569)
Balance at June 30, 2020	$5,283	$—	$5,283

As of June 30, 2020, the remaining accrued restructuring liability balance of $5.3 million primarily related to the Zyla Merger restructuring activities and was classified as a current liability in the Condensed Consolidated Balance Sheet.

NOTE 14.  NET INCOME (LOSS) PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive

Table of Content
common shares, consisting of stock options and convertible debt. The 12,430,913 shares of common stock issuable upon the exercise of warrants are included in the number of outstanding shares used for the computation of basic and diluted loss per share (see Note 2, Acquisitions). The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive. The following table reflects the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net income (loss) per share
Net (loss) income	$(34,499)	$(13,605)	$6,731	$(27,906)
Weighted average common shares and warrants outstanding	98,558	64,480	89,835	64,405
Basic net (loss) income per share	$(0.35)	$(0.21)	$0.07	$(0.43)

Diluted net income (loss) per share
Net (loss) income	$(34,499)	$(13,605)	$6,731	$(27,906)
Weighted average common shares and warrants outstanding	98,558	64,480	89,835	64,405
Add: effect of dilutive stock options, awards, and equivalents	—	—	401	—
Denominator for diluted income (loss) per share	98,558	64,480	90,236	64,405
Diluted net loss per share	$(0.35)	$(0.21)	$0.07	$(0.43)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share, because to do so would be anti-dilutive, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
2.5% Convertible Notes debt 2021	234	17,931	2,685	17,931
5.0% Convertible Notes debt 2024	1,105	—	13,738	—
Stock options, awards and equivalents	10,500	7,027	7,826	6,568
Total potentially dilutive common shares	11,839	24,958	24,249	24,499

Table of Content
NOTE 15.  FAIR VALUE

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$77	$—	$—	$77
Total		$77	$—	$—	$77
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$8,700	$8,700
Long-term contingent consideration	Contingent consideration	—	—	20,859	20,859
Total		$—	$—	$29,559	$29,559

December 31, 2019	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Collegium warrants	Investments	$—	$9,629	$—	$9,629
Total		$—	$9,629	$—	$9,629
Liabilities:
Contingent consideration	Contingent consideration liability	$—	$—	$168	$168
Total		$—	$—	$168	$168

Cash equivalents primarily consisted of money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.

Pursuant to the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The contingent consideration fair value represents the estimated fair value of the royalty payments (Royalty Consideration) owed by the Company to Iroko. The Company has obligations to make contingent payment consideration for future royalties to Iroko based upon annual INDOCIN product net sales over $20.0 million. The Company recorded the fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments. The earn-out payments are subsequently remeasured to fair value each reporting date. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration. As of June 30, 2020, the balance of assumed contingent consideration from the Zyla Merger was $8.7 million and $20.7 million and classified as short-term and long-term Contingent consideration, respectively, in the Condensed Consolidated Balance Sheet.

The fair value of the contingent consideration was determined on the date of acquisition, May 20, 2020, using an option pricing model under the income approach based on estimated INDOCIN product revenues over 10 years, and discounted to present value at a rate of 11.0%. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value resulting from a change in the underlying inputs are recognized in operating expenses until the

Table of Content
contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled.

The fair value of the warrants to purchase Collegium’s common stock was calculated using the Black-Scholes option pricing model. As of the first quarter of 2020, the significant inputs included the fair value of Collegium’s common stock of $16.33, an expected term of 2.61 years and a risk-free rate of 0.27%. The expected term was based on the remaining contractual period of 2.61 years, and the volatility was determined using Collegium’s historical common stock volatility over the expected term.

In May 2020, the Company sold the Collegium warrants for an aggregate purchase price of $6.0 million to Armistice Capital Mater Fund, Ltd. As a result, the Company derecognized the remaining carrying value of $6.5 million of the financial asset and recognized a net loss of approximately $0.5 million as of June 30, 2020.

When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2020 and 2019.

Table of Content
NOTE 16.  INCOME TAXES

As of June 30, 2020, the Company’s net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the weight of available evidence, the Company recorded a full valuation allowance against the Company’s net deferred assets beginning in the fourth quarter of 2016, and continues to provide a full valuation allowance against the its net deferred assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a massive tax-and-spending package intended to provide additional economic relief to address the impact of the COVID-19 pandemic. The CARES Act, among other business tax provisions, included legislative changes and updates to IRC sections 172, 163(j), and 168, resulting in impacting net operating losses, interest disallowance, and depreciation for qualified improvement property. The Company’s intention to carryback 2020 taxable loss to 2018 and 2019 resulted in the release of valuation allowance which was recorded to beginning deferred tax asset balance.  For the six months ended June 30, 2020, the Company recorded an income taxes benefit of approximately $7.4 million. The difference between the income tax benefit of $7.4 million and the tax at the statutory rate of 21.0% to date on current year operations is principally due to the partial release of valuation allowance recorded against the beginning of year deferred tax asset related to the net operating loss (NOL) carryback to the 2018 and 2019 tax years now permitted by the CARES Act.

For the six months ended June 30, 2019, the Company recorded an expense from income taxes of approximately $1.4 million that represents an effective tax rate of (5.2)%. The difference between the recorded provision for income taxes and the income tax benefit based on the statutory federal tax rate of 21.0% was primarily attributable to the impact of the valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2017 and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating losses and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. The Company exhausted all the federal research and development credit in the 2018 tax return. Although the NOL carryback from CARES Act will result in making R&D credit utilized in 2018 available for future use, the percentage of unrecognized tax benefit against the R&D credit remains reserved, and the rest will be offset by valuation allowance.  Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At June 30, 2020 the Company did not have any accrued interest and penalties associated with unrecognized tax benefits.

NOTE 17. DISPOSITIONS
Sale of Gralise

On December 12, 2019, the Company entered into an Asset Purchase Agreement with Golf Acquiror LLC, an affiliate of Alvogen, Inc. (Alvogen) to divest its rights, title and interest in and to Gralise, including certain related assets, to Alvogen. The transaction subsequently closed on January 10, 2020. At closing, the Company received $78.6 million, including a $75.0 million base purchase price and a preliminary positive inventory adjustment equal to $3.6 million. In addition, the Company is entitled to receive 75% of Alvogen’s first $70.0 million of Gralise net sales after closing, a total of $52.5 million, as contingent consideration. Alvogen has also assumed, pursuant to the terms of the Asset Purchase Agreement, certain contracts, liabilities and obligations of the Company relating to Gralise, including those related to manufacturing and supply, post-market commitments and clinical development costs.

On June 3, 2020 Alvogen agreed to and disbursed the contingent consideration due to satisfy its remaining obligations to the Company pursuant to the Asset Purchase Agreement. As consideration for the early disbursement, the Company agreed to reduce the total payments due from Alvogen by $0.9 million, which was recognized as an adjustment to the gain on the sale of Gralise of the Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2020. During the six month ended June 30, 2020, the Company collected a total of $51.6 million from Alvogen which settle the $52.5 million in contingent consideration receivable for the sale of Gralise.

Pursuant to ASC 205-20, Presentation of Financial Statements— Discontinued Operations, Gralise did not meet the criteria of a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows

Table of Content
that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, nor did it represent a strategic shift of the Company. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. During the first quarter of 2020, the Company recognized a gain of $127.5 million in Other income on the Company’s Condensed Consolidated Statements of Comprehensive Income composed of the $78.6 million in upfront consideration received and $52.5 million in contingent consideration deemed to be probable, net of $3.6 million in inventory transferred. In addition, the Company recognized co-promotion service income of approximately $1.3 million and Co-promotion services were completed as of the first quarter of 2020.

Termination of Slán Agreements

On November 7, 2017, the Company entered into an agreement with Slán Medicinal Holdings Limited (Slán) under which it (i) acquired from Slán certain rights to market the specialty drug, long-acting cosyntropin in the U.S. and (ii) divested to Slán all of its rights to Lazanda® (fentanyl) Nasal Spray CII. As consideration for this acquisition, the Company provided the seller all of the rights and obligations, as defined under the arrangement, associated with Lazanda and together with $5.0 million in cash to Slán.

As outlined in the Slán Agreements, each party would support the development, including clinical development, of the licensed product and efforts to obtain regulatory approval of the initial NDA. Subsequent to approval of the initial NDA, Assertio and Slán would share in the net sales of long-acting cosyntropin for a 10-year period (after which time the product will revert back to Slán). As of December 31, 2019, the Company had $2.0 million of reimbursable development expenses in Prepaid and other current assets on the Company’s Condensed Consolidated Balance Sheet.

On February 6, 2020, the Company entered into an amended agreement with Eolas Pharma Teoranta (Eolas), an affiliate of Slán. Pursuant to the amendment the license granted to the Company for the commercialization of long-acting cosyntropin was terminated and the Company received $2.0 million in settlement of the December 31, 2019 receivable for reimbursable development expenses. Additionally, the Company may receive up to $10.0 million in future payments based upon commercial sales of long-acting cosyntropin if Eolas successfully obtains regulatory approval for and commercializes the product.

Sale of NUCYNTA

On February 6, 2020, the Company entered into a Purchase Agreement with Collegium, to divest its remaining rights, title and interest in and to the NUCYNTA franchise of products from the Company, and assumed certain contracts, liabilities and obligations of the Company relating to the NUCYNTA products, including those related to manufacturing and supply, post-market commitments and clinical development costs. The transaction subsequently closed on February 13, 2020.

The Company received $367.9 million in net proceeds, which consisted of $375.0 million in base purchase price, plus $6.0 million in preliminary positive inventory value and less $13.1 million for royalties paid to the Company by Collegium between January 1, 2020 and February 11, 2010 pursuant to the Final Commercialization Agreement Payment Value of the Asset Purchase Agreement. In connection with the sale, the Company entered into a third-party consent agreement which requires two lump sum payments of $4.5 million each payable in 2021 and 2022 subject to Collegium achieving certain net sales in 2020 and 2021, respectively.

Since January 9, 2018, Collegium has been responsible for the commercialization of NUCYNTA in the U.S., including sales and marketing, and the Company received royalties based on certain net sales thresholds, in accordance with the Commercialization Agreement. The Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the Purchase Agreement.

Pursuant to ASC 205-20, the divestiture of NUCYNTA did not meet the criteria of a discontinued operation as it was not considered a strategic shift. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. During the first quarter of 2020, the Company recognized a net loss of $15.8 million in Other income which was comprised of the $367.9 million in consideration received less the $369.1 million carrying value of the NUCYNTA intangible derecognized, $5.6 million in net book value of inventory transferred, and $9.0 million in accrued third-party consent fees. During the three months ended June 30, 2020, the Company received $1.0 million in net proceeds from Collegium for settlement of expense reimbursement pursuant to the Purchase Agreement which was recognized as a gain in Other income.

Table of Content
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:
•the potential impacts of the ongoing COVID-19 pandemic on the Company’s liquidity, capital resources, operations and business and those of the third parties on which it relies, including suppliers and distributors;
•our ability to achieve the growth prospects and synergies expected from our merger with Zyla Life Sciences, as well as delays, challenges and expenses, and unexpected costs associated with integrating and operating the combined company’s businesses;
•our ability to successfully pursue business development, strategic partnerships, and investment opportunities to build and grow for the future;
•the commercial success and market acceptance of our products;
•the outcome of our opioid-related investigations, our opioid-related litigation brought by state and local governmental entities and private parties, and our insurance, antitrust and other litigation, and the costs and expenses associated therewith;
•any additional patent infringement or other litigation, investigation or proceeding that may be instituted related to us or any of our products, product candidates or products we may acquire;
•our ability to generate sufficient cash flow from our business to make payments on our indebtedness, our ability to restructure or refinance our indebtedness and our compliance with the terms and conditions of the agreements governing our indebtedness;
•our common stock regaining compliance with Nasdaq’s minimum closing bid requirement of at least $1.00 per share;
•our and our collaborative partners’ compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;
•our plans to acquire, in-license or co-promote other products, and/or acquire companies;
•the timing and results of our and our collaborative partners’ research and development efforts including clinical studies relating to our and our collaborative partners’ product candidates;
•our ability to raise additional capital, if necessary;
•our ability to successfully develop and execute our sales and marketing strategies;
•variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues, and the accounting treatment with respect thereto;
•our collaborative partners’ compliance or non-compliance with obligations under our collaboration agreements; and
•our ability to attract and retain key executive leadership.
Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, and in the joint proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on April 20, 2020. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of us. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to

Table of Content
revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

Table of Content
COMPANY OVERVIEW

On May 20, 2020, we completed a Merger (the Zyla Merger) with Zyla Life Sciences (Zyla) pursuant to the Agreement and Plan of Merger (Merger Agreement) dated March 16, 2020. Prior to the Zyla Merger, pursuant to the Merger Agreement, we completed a corporate reorganization whereby Assertio Holdings, Inc. (Assertio or the Company) became the parent company of wholly-owned Assertio Therapeutics, Inc. and is deemed successor issuer to Assertio Therapeutics, Inc. under applicable securities laws. Additionally, the Company assumed Assertio Therapeutics, Inc’s listing on Nasdaq under the symbol "ASRT." Accordingly, Assertio Therapeutics, Inc. and Zyla are both wholly-owned subsidiaries of the Company. Unless otherwise noted or required by context, we use “Assertio” to refer to Assertio Reorganization and Assertio Holdings, Inc. following the Assertio Reorganization.

We are a commercial pharmaceutical company offering differentiated products to patients. Our commercial portfolio of branded products focuses on three areas: neurology; hospital; and pain and inflammation. We have built our commercial portfolio through a combination of increased opportunities with existing products, as well as through the acquisition or licensing of additional approved products. Our objective is to diversify beyond our current portfolio, which is composed of prescription nonsteroidal anti-inflammatory drugs.

Our primary marketed products are:

SPRIX® Nasal Spray (ketorolac)	A nonsteroidal anti-inflammatory drug (NSAID) indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.
CAMBIA® (diclofenac potassium for oral solution)	A prescription medicine used to treat migraine attacks in adults. It does not prevent or lesson the number of migraines one has, and it is not for other types of headaches. It contains diclofenac potassium, an NSAID.
INDOCIN® (indomethacin) Suppositories INDOCIN® (indomethacin) Oral Suspension
A suppository form and oral solution of indomethacin approved for:
•Moderate to severe rheumatoid arthritis including acute flares of chronic disease
•Moderate to severe ankylosing spondylitis
•Moderate to severe osteoarthritis
•Acute painful shoulder (bursitis and/or tendinitis)
•Acute gouty arthritis

ZIPSOR® (diclofenac potassium) Liquid filled capsules)	A prescription NSAID used for relief of mild-to-moderate pain in adults (18 years of age and older)

Commercial Excellence

Our commercial success depends on the people, the process and the opportunity. We believe the following key elements enable us to be commercially successful:

•Leadership with a proven track record of successful results;
•A salesforce optimized with effective field-based representatives;
•Experience in key elements of commercialization (market access, patient services, distribution, brand, analytics, market research, salesforce optimization);
•Data-driven targeting to optimize efficiencies; and,
•Impactful brand promise for physicians and patients by reducing hassle for the physicians and improving patient accessibility through patient access programs.

We believe that our current products will enable us to take advantage of the trend toward non-opioid pain and inflammation products and that our commercial capabilities will enable us to seamlessly expand our product offerings.

Strategy

Our goal is to grow through:

•Commercial execution by leveraging our commercial excellence to grow our net product sales;
•Cost controls and efficiencies by capturing synergies to support our growth; and,

Table of Content
•Product acquisitions and business combinations.

Impact of COVID-19 on our Business
        Following the outbreak of COVID-19, our priority was the health and safety of our employees and their families. As a result, we initiated remote working arrangements. Since we were permitted to re-open operation of our facilities in June 2020, we have invited our employees to return to work in our facilities. However, we maintain a flexible work arrangement for individuals as needed. In addition to the health and safety of our employees, we are focused on ensuring that we continue making our products accessible to the patients who need them. Because COVID-19 impacted our ability to see in-person providers who prescribe our products, we adapted our approach and increased our virtual visits, as well as executed a limited reduction-in-force of our sales force. Due to the limitations on elective surgeries, we have experienced a decline in prescriptions associated with those elective procedures. We believe that we are prepared with sufficient product inventory, technology to facilitate virtual office visits and operations prepared to adapt our work environment as needed. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

Our Product Portfolio

SPRIX Nasal Spray

SPRIX (ketorolac tromethamine) Nasal Spray is an NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. This non-narcotic provides patients with moderate to moderately severe short-term pain a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider (HCP). A range of specialists prescribe SPRIX for various uses. Urologists, podiatrists, orthopedic surgeons, neurologists, women’s health providers and other specialists may use SPRIX Nasal Spray for post-surgery acute-pain management. Formulated as a Nasal Spray, SPRIX Nasal Spray is rapidly absorbed through the nasal mucosa, achieving peak blood levels as fast as an intramuscular injection of ketorolac. SPRIX Nasal Spray has been studied in patients with moderate to moderately severe pain. SPRIX Nasal Spray has demonstrated a 26% to 34% reduction in morphine use by patients over a 48-hour period in a post-operative setting as compared with placebo. Pursuant to the Zyla Merger, we acquired SPRIX Nasal Spray.

CAMBIA

CAMBIA (Diclofenac Potassium for Oral Solution) is a NSAID indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. We acquired CAMBIA in December 2013 from Nautilus Neurosciences, Inc. (Nautilus).

INDOCIN Products

Pursuant to the Zyla Merger, we acquired two forms of INDOCIN (indomethacin), an oral solution and a suppository. Both products are approved for moderate to severe rheumatoid arthritis including acute flares of chronic disease, moderate to severe ankylosing spondylitis, moderate to severe osteoarthritis, acute painful shoulder (bursitis and/or tendinitis) and acute gouty arthritis. INDOCIN is used in the hospital as well as in the out-patient setting.
Zipsor Liquid Filled Capsules

Zipsor (Diclofenac Potassium) is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapidly absorbed formulation of diclofenac. We acquired Zipsor in June 2012 from Xanodyne Pharmaceuticals, Inc. (Xanodyne).

Table of Content
SoluMatrix® Technology NSAID Products

The SoluMatrix technology platform includes two products, ZORVOLEX and VIVLODEX, which were acquired pursuant to the Zyla Merger. The SoluMatrix technology was developed in response to the U.S. Food and Drug Administration (FDA) support of using the lowest NSAID dose possible. SoluMatrix uses a dry milling process to reduce the NSAID drug particle size by at least ten times. The smaller particle size results in increased surface area relative to mass, which increases the dissolution and absorption rates without changing the chemical structures of the drug molecules themselves. Because of this altered absorption profile, the SoluMatrix NSAID products dissolve and are absorbed at a rate that allows for the rapid onset of pain relief at lower doses and lower systemic exposures than other NSAIDs.

ZORVOLEX is a novel formulation of diclofenac developed using the SoluMatrix technology platform providing patients 23% lower overall systemic exposure versus other forms of diclofenac. This low-dose diclofenac is approved for mild to moderate acute pain and osteoarthritis pain.

VIVLODEX is a SoluMatrix formulation of meloxicam approved for osteoarthritis pain. VIVLODEX is dosed once daily and offers patients low dose and low systemic exposure.

OXAYDO, an abuse-discouraging IR oxycodone product.

OXAYDO is an approved IR oxycodone product designed using an aversion technology to discourage abuse via snorting. It is indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. OXAYDO is covered by six U.S. patents that expire between 2023 and 2025. Patents covering OXAYDO in foreign jurisdictions expire in 2024. OXAYDO was acquired pursuant to the Zyla Merger, and we are currently pursuing a partnership arrangement for OXAYDO.

Segment Information

We manage our business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. To date, substantially all of revenues from product sales are related to sales in the U.S.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgements and estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020 (the 2019 Form 10-K), other than as noted below. The description of our critical accounting policies is incorporated herein by reference to our 2019 Form 10-K.

Acquisitions

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flows, the assessment of each asset’s life cycle, and the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

Table of Content
Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs is recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled.

If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired in-process research and development (IPR&D) with no alternative future use is charged to expense at the acquisition date.

Goodwill

Under the purchase method of accounting pursuant to ASC 805, Business Combinations, Goodwill is calculated as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Goodwill, which is not tax-deductible, is recognized within other long-term assets, and is not amortized but subject to an annual review for impairment. Goodwill is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single reporting unit.

Table of Content
RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three and six months ended June 30, 2020 ad 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales, net:
CAMBIA	$7,780	$6,758	$14,054	$15,566
Zipsor	3,535	1,524	5,866	5,755
INDOCIN products(1)	5,434	—	5,434	—
SPRIX Nasal Spray(1)	1,602	—	1,602	—
SOLUMATRIX products(1)	836	—	836	—
OXAYDO(1)	517	—	517	—
Gralise	(116)	17,800	431	31,078
NUCYNTA and Lazanda product sales adjustments	577	(145)	677	(12)
Total product sales, net	20,165	25,937	29,417	52,387
Commercialization agreement, net	—	31,003	11,258	61,859
Royalties and milestone revenue	452	263	859	886
Total revenues	$20,617	$57,203	$41,534	$115,132
(1)Upon the Merger with Zyla in May 2020, we began recognizing product revenue, net for SPRIX Nasal Spray, SOLUMATRIX products, INDOCIN products and OXAYDO.

Product Sales
CAMBIA net product sales for the three months ended June 30, 2020 increased $1.0 million to $7.8 million primarily due to higher volume which was slightly offset by increased patient discount programs. CAMBIA net product sales for the six months ended June 30, 2020 decreased $1.5 million to $14.1 million primarily due to unfavorable payer mix and increased patient discount programs.
Zipsor net product sales for the three months ended June 30, 2020 increased $2.0 million to $3.5 million primarily due to prior year results negatively impacted by short-dated product sales returns which did not occur in the current period. Zipsor net product sales for the six months ended June 30, 2020 increased $0.1 million to $5.9 million, primarily due to the effects of prior year results negatively impacted by short-dated product sales returns offset by increased patient discount programs.

We ceased recording product sales and related costs for Gralise effective the closing of the transaction to divest our rights, title and interest in and to Gralise to Alvogen on January 10, 2020. Product sales for the three and six months ended June 30, 2020 reflect sales through January 10, 2020.

We ceased recording product sales and related costs for NUCYNTA after commencing the Commercialization Agreement with Collegium on January 8, 2018. Product sales for the three and six months ended June 30, 2020 and the same period in 2019 reflect adjustments made for previously recorded sales reserve estimates.

We ceased recording revenues and related costs associated with Lazanda after we divested the product to Slán in November 2017. Product sales for the three and six months ended June 30, 2020 and 2019 reflect adjustments made for previously recorded sales reserve estimates.

We ceased recording Commercialization agreement revenues after we divested our rights, title and interest to the NUCYNTA franchise of products to Collegium in February 2020.

Royalties & Milestones

Table of Content
In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the three and six months ended June 30, 2020, the Company recognized $0.5 million and $0.9 million of revenue related to CAMBIA in Canada, respectively. During the three and six months ended June 30, 2019, the Company recognized $0.3 million and $0.9 million , respectively, of revenue related to CAMBIA in Canada.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs, a product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Intangible Assets.”

Cost of sales increased $3.1 million from $2.1 million to $5.2 million during the three months ended June 30, 2020 and increased $1.9 million from $4.7 million to $6.6 million for the six months ended June 30, 2020 as compared to the same period in 2019. The increase in both periods was primarily due to $2.4 million of Zyla Merger related inventory step-up expense recognized in the second quarter of 2020 offset by an overall lower cost of sales in the first and second quarter of 2020 as result of the Gralise and NUCYNTA divestitures in the first quarter of 2020.

Research and Development Expenses

Our research and development expenses include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval.

Research and development expense increased $0.3 million from $1.3 million to $1.6 million during the three months ended June 30, 2020 primarily due to timing of clinical trials. Research and development expenses decreased $0.4 million from $3.1 million to $2.7 million during the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to lower clinical and manufacturing research and development costs due to the divestiture of Gralise and NUCYNTA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees.

Selling, general, and administrative expenses increased $3.3 million from $24.7 million to $28.1 million in the three months ended June 30, 2020 and increased $5.6 million from $49.8 million to $55.4 million in the six months ended June 30, 2020 as compared to the same periods in 2019. The increase in both periods was primarily due to one-time transaction-related costs associated with the Zyla Merger, divestiture of NUCYNA, and divestiture of Gralise, partially offset by a decrease in overall expense as a result of the November 2019 cost-saving initiatives and divestiture of Gralise.

In connection with the Multidistrict Opioid Litigation, the State Opioid Litigation and the Opioid-Related Requests and Subpoenas described in “Note 12. Commitments and Contingencies - Legal Matters” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we expect to incur additional costs and expenses related to our ongoing opioid-related litigation and investigations, which may be significant and which may increase in future periods.

Intangible Assets

The following table reflects amortization of intangible assets for the three and six months ended June 30, 2020 and 2019 (in thousands):

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of intangible assets - INDOCIN	$1,941	$—	$1,941	$—
Amortization of intangible assets - SPRIX	948		948
Amortization of intangible assets - CAMBIA	1,284	1,284	2,568	2,568
Amortization of intangible assets - Zipsor	585	584	1,169	1,169
Amortization of intangible assets - Other	97	—	97	—
Amortization of intangible assets - NUCYNTA	—	23,575	5,927	47,150
Total	$4,855	$25,443	$12,650	$50,887

The amortization expense during the three and six months ended June 30, 2020 decreased as compared to the same period in 2019 due to the February 2020 divestiture of our rights, title and interest to the NUCYNTA franchise of products to Collegium. As a result, we derecognized the remaining carrying value of the NUCYNTA product rights and ceased recognizing related amortization.

In connection with the Zyla Merger, we acquired identified intangible assets comprised of definite-lived product rights for INDOCIN, SPRIX Nasal Spray, and other (include product rights for OXAYDO and SOLUMATRIX products) which are being amortized on a straight-line basis over their respective estimated useful lives of 5.9 years, 5.9 years and less than one year. The respective fair values were determined to be $107.5 million, $52.5 million, and $0.9 million, as of the Zyla Merger date of May 20, 2020.

Restructuring Charges

We continually evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

In November 2019, we announced an acceleration of cost-saving initiatives that included a decision to discontinue our relationship with our contract sales organization, a reduction in the use of certain outside vendors and consultants, and the reorganization of certain functions resulting in a reduction of staff at our headquarters office and remote positions during the fourth quarter of 2019. As a result, $3.9 million of severance and benefits costs for the reduction of staff were recognized during the year ended December 31, 2019. The 2019 cost-saving initiative was substantially complete as of December 31, 2019.

In April 2020, we executed a limited reduction to our sales force due to the impact of COVID-19 on our ability to see in-person providers who prescribe our products. As a result, $0.6 million of severance and benefits costs was recognized during the three months ended June 30, 2020. This initiative was completed during the second quarter of 2020.

Subsequent to the Zyla Merger in May 2020, we began implementing reorganization plans of our workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth. The reorganization plan primarily focused on reduction of staff at our headquarter’s offices. As a result, $4.8 million of severance and benefits costs and $1.0 million of stock-based compensation expense associated with equity modifications for certain executives was recognized as restructuring cost during the three months ended June 30, 2020.

Other Income (Expense)

The following table reflects other income and expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) Gain on sale of Gralise	$(850)	$—	$126,655	$—
Loss on extinguishment of convertible notes	(16,272)	—	(47,880)	—
Gain (Loss) on sale of NUCYNTA	1,006	—	(14,749)	—
Interest expense	(1,604)	(14,842)	(10,278)	(31,396)
Loss on prepayment of Senior Notes	—	—	(8,233)	—
Change in fair value of Collegium warrants	(484)	(1,848)	(3,629)	(3,477)
Other	(15)	608	(195)	1,628
Total other (expense) income	$(18,219)	$(16,082)	$41,691	$(33,245)

Other expense increased $2.1 million from $16.1 million to $18.2 million for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to the loss on the sale of Gralise as a result of the settlement of the continent consideration receivable with Alvogen, loss on debt extinguishment as a result of the tender offer of the 2021 Notes and 2024 Notes, and gain on the sale of NUCYNTA as a result of the net proceeds collected from Collegium, offset by lower interest expense as a result of the debt settlements in the first quarter of 2020.

Other income (expense) increased $74.9 million from other expense of $33.2 million to other income of $41.7 million for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to the gain on the sale of Gralise offset by the loss on debt extinguishment as a result of the repurchase and tender offer of the 2021 Notes and 2024 Notes and settlement of the Senior Notes, and the loss on the sale of NUCYNTA, offset by lower interest expense as a result of the debt settlements in the first quarter of 2020.

The following table reflects interest expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest payable on Senior Notes	$—	$6,602	$1,648	$14,808
Interest payable on Convertible Notes	69	2,156	1,723	4,312
Amortization of debt discounts and issuance costs relating to Senior Notes and Convertible Notes	124	6,056	5,511	12,220
Interest payable Series A-1 Notes	1,406	—	1,406
Changes in fair value of contingent consideration	—	29	—	57
Other	5	(1)	(10)	(1)
Total interest expense	$1,604	$14,842	$10,278	$31,396

For the three months ended June 30, 2020, total interest expense decreased $13.2 million primarily due to lower interest expense as a result of the settlement of the remaining principal of our Senior Notes and the repurchase of a portion of our 2021 and 2024 Notes in the first quarter of 2020 and the tender offer settlement of materially all of the remaining 2021 and 2024 Notes in April 2020. For the six months ended June 30, 2020, total interest expense decreased $21.1 million primarily due to lower interest expense as a result of the settlement of the remaining principal of our Senior Notes and the repurchase of a portion of our 2021 and 2014 Notes in the first quarter of 2020.

Income Tax Provision

In the three and six months ended June 30, 2020, we recorded income tax benefits of approximately $9.5 million and $7.4 million, respectively, that represents an effective tax rate of 1071.3% and 21.5%, respectively, on income from continuing operations. The difference between income tax benefits of $9.5 million and $7.4 million, respectively, and the tax at the statutory rate of 21.0% on current year operations is principally due to the valuation allowance recorded against the beginning of year deferred tax asset related the NOL carryback to the 2018 and 2019 tax years now permitted by the CARES Act.

In the three and six months ended June 30, 2019, we recorded an expense from income taxes of approximately $1.1 million and $1.4 million, respectively, that represents an effective tax rate of (9.2)% and (5.2)%, respectively. The difference for the three and six months ended June 30, 2019 between the income tax provision of $1.1 million and $1.4 million,

Table of Content
respectively, and the tax at the statutory rate of 21.0% on current year operations is principally due to the change in valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $17.3 million from $42.1 million to $59.4 million during the six months ended June 30, 2020 primarily attributable to cash consideration of $369.0 million and $130.3 million received from the sales of NUCYNTA and Gralise, respectively, partially offset by the settlement of the $162.5 million remaining outstanding principal of our Senior Notes and repurchase of $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes.

Historically and through December 31, 2019, we have financed our product development efforts and operations primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones to PDL, upfront license, milestone and termination fees from collaborative and license partners.

In April 2015, we issued $575.0 million aggregate principal amount of senior secured notes (Senior Notes) for aggregate gross proceeds of approximately $562.0 million. In connection with the divestiture of Gralise and NUCYNTA we used proceeds to repay the outstanding principal of $162.5 million as of December 31, 2019 and as a result the Company had repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement as of March 31, 2020. In connection with the termination of the Note Purchase Agreement, the Company was released from all security interests, liens and encumbrances under the Note Purchase Agreement. We were in compliance with our covenants with respect to the Senior Notes through the period of the effective payoff on February 13, 2020.

In September 2014, we issued $345.0 million aggregate principal amount of convertible notes due 2021 (the 2021 Notes) resulting in net proceeds to us of $334.2 million. In August 2019, we exchanged $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of our common stock. We did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of our common stock. On February 19, 2020, the Company utilized proceeds from the sale of Gralise and NUCYNTA to repurchase approximately $188.0 million aggregate principal amount of 2021 Notes and 2024 Notes. On March 11, 2020, the Company initiated a tender offer to repurchase any and all of the Company’s remaining $77.0 million of combined outstanding 2021 Notes and 2024 Notes. On April 8, 2020, upon close of the tender offer, the Company repurchased substantially all of the remaining outstanding $77.0 million aggregate principal amount of 2021 Notes and 2024 Notes, with only $0.3 million of 2021 Notes remaining.

We may incur operating losses in future years. We believe that our existing cash will be sufficient to fund our operations for the next twelve months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•acquisitions or licenses of complementary businesses, products, technologies or companies;
•sales of our marketed products;
•expenditures related to our commercialization of our products;
•milestone and royalty revenue we receive under our collaborative development arrangements;
•interest and principal payments on our current and future indebtedness;
•financial terms of definitive license agreements or other commercial agreements we may enter into
•changes in the focus and direction of our business strategy and/or research and development programs;
•potential litigation mattes; and,
•effects of the COVID-19 pandemic on our operations.

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table reflects summarized cash flow activities for the six months ended June 30, 2020 and 2019 (in thousands):

Table of Content

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(45,159)	$48,709
Net cash provided by (used in) investing activities	512,802	(7,735)
Net cash used in financing activities	(450,347)	(83,575)
Net increase (decrease) in cash and cash equivalents	$17,296	$(42,601)

Cash Flows from Operating Activities

The decrease in operating cash flows during the six months ended June 30, 2020 compared to the same period in 2019 is primarily due to the cash used in operations after impact of adjustments to reconcile net income (loss) and changes in the working capital.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities increased during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the $369.0 million and $130.3 million in cash consideration received for the sales of NUCYNTA and Gralise, respectively. Net cash provided by investing activities during the six months ended June 30, 2020 also included $7.6 million of cash acquired from the Zyla Merger and $6.0 million of proceeds from the sale of investments.

Cash Flows from Financing Activities

Net cash used in financing activities decreased during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the settlement of the $162.5 million remaining outstanding principal of our Senior Notes and repurchase of $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes. In addition, financing activities included payments on our revolver and promissory note which totaled $13.0 million.

Off-Balance Sheet Arrangement

There were no off-balance sheet arrangements during the quarter ended June 30, 2020.

Table of Content
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDING
For a description of our material pending legal proceedings, see “Note 12. Commitments and Contingencies - Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those described in and hereby incorporated by reference from: (i) Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019; (ii) “Chapter I — The Merger” — “Risk Factors” in the joint proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on April 20, 2020; and (iii) Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. Except as set forth below, there have been no material changes to our risk factors since our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. In addition to other information in this report, the risk factors referenced above and set forth below should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above and set forth below are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

We do not know how long, and to what extent, the COVID-19 pandemic will continue to strain our business operations and financial condition.

Following the outbreak of COVID-19, our priority was the health and safety of our employees and their families. As a result, we initiated remote working arrangements. Since we were permitted to re-open operation of our facilities in June 2020, we have invited our employees to return to work in our facilities. However, we maintain a flexible work arrangement for individuals as needed. In addition to the health and safety of our employees, we are focused on ensuring that we continue making our products accessible to the patients who need them. Because COVID-19 impacted our ability to see in-person providers who prescribe our products, we adapted our approach and increased our virtual visits, as well as executed a limited reduction-in-force of our sales force.

Due to the limitations on elective surgeries, we have experienced a decline in prescriptions associated with those elective procedures. We believe that we are prepared with sufficient product inventory, technology to facilitate virtual office visits and operations prepared to adapt our work environment as needed. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our products, our business will be materially and adversely affected.

Under the Federal Food, Drug, and Cosmetic Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of its application and potential infringement of our patent rights. Upon receipt of this notice, we would have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. The filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the competitor’s application. Such litigation is often time-consuming and quite costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe such patents. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

Any introduction of one or more generics to any of our products, whether as a result of an ANDA or otherwise, would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, could have an adverse impact on our stock price. Moreover, if the patents covering our products are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, financial condition and results of operations.

Certain parties who have entered into settlement agreements with us will be able to market generic versions of Zipsor and CAMBIA beginning in 2022 and 2023, respectively. In July 2020, an ANDA filer provided a Paragraph IV certification to the FDA for a generic version of CAMBIA. We are preparing our response to the notice of that Paragraph IV certification.

Prior to Zyla's purchase of products from Iroko, Iroko settled patent infringement litigation with Lupin, which settlement will allow Lupin to launch a generic form of ZORVOLEX prior to the expiration of the patents covering ZORVOLEX, no later than the second half 2023. In addition, iCeutica and Iroko sued Lupin and Novitium, each over its ANDA for a generic version of VIVLODEX. The settlements in those cases involved granting certain generic entry rights to the other parties.

We have significant amounts of goodwill and long-lived assets which depend upon future positive cash flows to support the values recorded in our balance sheet. We are subject to increased risk of future impairment charges should actual financial results differ materially from our projections.

Our Condensed Consolidated Balance Sheet contains significant amounts of goodwill and long-lived assets, which include intangible assets representing acquired product rights which and property and equipment. We review the carrying value of our goodwill and long-lived assets when indicators of impairment are present. Conditions that could indicate impairment include, but are not limited to, a significant adverse change in market conditions, significant competing product launches by our competitors, significant adverse change in the manner in which the long-lived asset is being used and adverse legal or regulatory outcomes. In performing our impairment tests, which assess the recoverability of our assets, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions, planned strategic initiatives and the realization of benefits associated with our existing patents. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that our goodwill and long-lived assets may be impaired. For example, during the year ended December 31, 2019, we recognized an impairment loss of approximately $189.8 million related to the NUCYNTA intangible, which represented the excess of the carrying amount over the fair value as of December 31, 2019. We determined that the fair value was $375.0 million as of December 31, 2019, which was lower than the carrying value of $564.8 million. Any future impairments could have a material adverse effect on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated as of May 19, 2020, by and among Assertio Therapeutics, Inc., the Company, and Alligator Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)

2.2^
Asset Purchase Agreement, dated as of January 8, 2015, by and between Egalet US, Inc. and Luitpold Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Sciences’ annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015)

2.3
Asset Purchase Agreement, dated October 30, 2018, by and among Egalet Corporation, Egalet US Inc. and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Sciences’ Current Report on Form 8-K filed October 31, 2018)

2.4	Amendment No. 3 to Asset Purchase Agreement, dated as of May 31, 2019 (incorporated by reference to Exhibit 2.1 to Zyla Life Sciences’ Current Report on Form 8-K filed on June 6, 2019)

3.1
Certificate of Merger of Alligator Merger Sub, Inc. with and into Assertio Therapeutics, Inc., dated May 19, 2020 (incorporated by reference to Exhibit 2.2 to Assertio Therapeutics, Inc.’s Current Report on Form 8-K filed on May 22, 2020)

3.2	Certificate of Merger of Zebra Merger Sub, Inc. with and into Zyla Life Sciences, dated May 20, 2020

3.3	Amended and Restated Certificate of Incorporation of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)

3.4	Amended and Restated Bylaws of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)

4.1
Indenture by and among the Company (replacing Zyla Life Sciences) and Wilmington Savings Fund Society (replacing U.S. Bank National Association), dated as of January 31, 2019 (incorporated by reference to Exhibit 4.1 to Zyla Life Science’s Current Report on Form 8-K filed on February 1, 2019)

4.2
Supplemental Indenture by and among the Company and Wilmington Savings Fund Society, dated as of May 20, 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 27, 2020)

4.3	Registration Rights Agreement between the Company and Loan Security Holdings I LLC, dated May 20, 2020

4.4	Form of Warrant

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)

10.2	Amended and Restated 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Annex G to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on April 17, 2020)

10.3	Amended and Restated 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Annex H to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on April 17, 2020)

10.4
Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Zyla Life Science’s Annual Report on Form 10-K filed on March 26, 2020)

10.5	Form of Non-Qualified Stock Option Agreement of Zyla Life Sciences (incorporated by reference to Exhibit 10.18 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on May 17, 2019)

10.6	Employment Agreement between Zyla Life Sciences and Todd N. Smith, dated June 17, 2020

10.7	Offer Letter, dated June 23, 2020, between Zyla Life Sciences and Mark Strobeck, Ph.D.

10.8	Offer Letter, dated June 23, 2020, between Zyla Life Sciences and Megan C. Timmins

10.9	Form of Management Continuity Agreement, dated June 23, 2020, between Zyla Life Sciences and Zyla Life Sciences executive officers

10.10†	Transition and Consulting Agreement, dated June 24, 2020, between Assertio Therapeutics, Inc. and Stanley Bukofzer

10.11†
Collaboration and License Agreement, dated as of January 7, 2015, by and among Egalet Corporation, Egalet US, Inc., Egalet Ltd. and Acura Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2015)

10.12†
License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.13 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2018)

10.13†
First Amendment dated March 21, 2001 to License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.14 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2018)

10.14†
Second Amendment dated December 10, 2015 to License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.15 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2018)

10.15†
Collaborative License, Exclusive Manufacture and Global Supply Agreement between Cosette Pharmaceuticals, Inc. (formerly, G&W Laboratories, Inc.) and Iroko Pharmaceuticals, LLC, as amended by Amendment 1 and Amendment 2 thereto (Zyla Life Sciences succeeded Iroko as a party to this agreement) (incorporated by reference to Exhibit 10.10 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on May 17, 2019)

10.16†
Manufacturing and Supply Agreement by and between Zyla Life Sciences US Inc. and Jubilant HollisterStier LLC July 30, 2019 (incorporated by reference to Exhibit 10.5 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on November 14, 2019)

10.17	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.1 to Zyla Life Sciences’ Current Report on Form 8-K filed on February 1, 2019)

10.18
Collateral Agreement, dated as of January 31, 2019, among the Company, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Zyla Life Sciences’ Current Report on Form 8-K filed on February 1, 2019)

10.19
Retention Bonus Agreement, dated August 26, 2019 between Zyla Life Sciences and Mark Strobeck (incorporated by reference to Exhibit 10.1 to Zyla Life Sciences’ Current Report on Form 8-K filed on August 30, 2019)

10.20
Lease Agreement, dated as of November 30, 2015 by and between Chesterbrook Partners, LP and Egalet US Inc. (incorporated by reference to Exhibit 10.24 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 11, 2016)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on May 27, 2020)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________
(†) Confidential treatment granted (or certain portions omitted pursuant to the SEC’s rules regarding the redaction of confidential information)

(*) Furnished herewith

(^) All exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2020	ASSERTIO HOLDINGS, INC.

/s/ Todd N. Smith
Todd N. Smith
President and Chief Executive Officer

/s/ Daniel A. Peisert
Daniel A. Peisert
Executive Vice President and Chief Financial Officer