Form 10-Q
period 2020-09-30
Assertio Holdings, Inc.
filed 2020-11-06
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 30, 2020 was 107,223,287.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2020

Table of Content

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$34,737	$42,107
Accounts receivable, net	39,223	42,744
Inventories, net	13,469	3,412
Prepaid and other current assets	17,063	15,688
Total current assets	104,492	103,951
Property and equipment, net	3,773	3,497
Intangible assets, net	206,628	400,535
Goodwill	9,008	—
Other long-term assets	8,896	19,187
Total assets	$332,797	$527,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,981	$16,193
Accrued rebates, returns and discounts	48,932	58,943
Accrued liabilities	33,062	18,948
Current portion of long-term debt	11,010	80,000
Contingent consideration, current portion	6,475	—
Interest payable	5,829	8,375
Other current liabilities	3,085	2,094
Total current liabilities	131,374	184,553
Long-term debt	77,235	271,258
Contingent consideration	35,188	168
Other long-term liabilities	13,050	13,233
Total liabilities	256,847	469,212
Commitments and contingencies
Shareholders’ equity:
Common stock	12	8
Additional paid-in capital	479,530	457,751
Accumulated deficit	(403,592)	(399,801)
Total shareholders’ equity	75,950	57,958
Total liabilities and shareholders' equity	$332,797	$527,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$34,266	$27,502	$63,683	$79,889
Commercialization agreement, net	—	27,304	11,258	89,163
Royalties and milestones	299	341	1,158	1,226
Total revenues	34,565	55,147	76,099	170,278
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	6,462	2,243	13,099	6,942
Research and development expenses	1,316	1,476	3,983	4,531
Selling, general and administrative expenses	25,746	36,117	81,191	85,917
Amortization of intangible assets	5,587	25,444	18,237	76,331
Restructuring charges	268	—	6,787	—
Total costs and expenses	39,379	65,280	123,297	173,721
Loss from operations	(4,814)	(10,133)	(47,198)	(3,443)
Other income (expense):
Gain on sale of Gralise	—	—	126,655	—
(Loss) Gain on extinguishment of convertible notes	—	26,385	(47,880)	26,385
Loss on sale of NUCYNTA	—	—	(14,749)	—
Interest expense	(3,050)	(13,872)	(13,328)	(45,268)
Change in fair value of contingent consideration	(1,861)	—	(1,861)	—
Loss on prepayment of Senior Notes	—	—	(8,233)	—
Other gain (loss)	253	(764)	(3,571)	(2,613)
Total other (expense) income	(4,658)	11,749	37,033	(21,496)
Net (loss) income before income taxes	(9,472)	1,616	(10,165)	(24,939)
Income tax (expense) benefit	(1,050)	1,715	6,374	364
Net (loss) income and Comprehensive (loss) income	$(10,522)	$3,331	$(3,791)	$(24,575)

Basic and diluted net (loss) income per share	$(0.09)	$0.05	$(0.04)	$(0.36)
Shares used in computing basic and diluted net (loss) income per share	119,564	72,747	99,832	67,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2019	80,888	$8	$457,751	$(399,801)	$57,958
Issuance of common stock upon exercise of options	—	—	—	—	—
Issuance of common stock in conjunction with vesting of restricted stock units	434	—	—	—	—
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(16,814)	—	(16,814)
Stock-based compensation	—	—	1,934	—	1,934
Shares withheld for payment of employee's withholding tax liability	—	—	(271)	—	(271)
Net income and comprehensive income	—	—	—	41,230	41,230
Balances at March 31, 2020	81,322	$8	$442,600	$(358,571)	$84,037
Issuance of common stock under employee stock purchase plan	76	—	49	—	49
Issuance of common stock in conjunction with vesting of restricted stock units	215	—	—	—	—
Issuance of common stock in connection with the Zyla Merger	25,479	3	22,928	—	22,931
Issuance of warrants and stock options in conjunction with the Zyla Merger	—	—	11,626	—	11,626
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(2,718)	—	(2,718)
Stock-based compensation	—	—	3,593	—	3,593
Shares withheld for payment of employee's withholding tax liability	—	—	(41)	—	(41)
Net loss and comprehensive loss	—	—	—	(34,499)	(34,499)
Balances at June 30, 2020	107,092	$11	$478,037	$(393,070)	$84,978
Issuance of common stock in conjunction with vesting of restricted stock units	82	1	—	—	1
Stock-based compensation	—	—	1,511	—	1,511
Shares withheld for payment of employee's withholding tax liability	—	—	(18)	—	(18)
Net loss and comprehensive loss	—	—	—	(10,522)	(10,522)
Balances at September 30, 2020	107,174	$12	$479,530	$(403,592)	$75,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2018	64,185	$6	$402,934	$(182,600)	$(5)	$220,335
Issuance of common stock upon exercise of options	14	—	25	—	—	25
Issuance of common stock in conjunction with vesting of restricted stock units	132	—	—	—	—	—
Stock-based compensation	—	—	2,702	—	—	2,702
Shares withheld for payment of employee's withholding tax liability	—	—	(216)	—	—	(216)
Net loss and comprehensive loss	—	—	—	(14,301)	—	(14,301)
Balances at March 31, 2019	64,331	$6	$405,445	$(196,901)	$(5)	$208,545
Issuance of common stock under employee stock purchase plan	64	—	158	—	—	158
Issuance of common stock in conjunction with vesting of restricted stock units	426	—	—	—	—	—
Stock-based compensation	—	—	2,634	—	—	2,634
Shares withheld for payment of employee's withholding tax liability	—	—	(293)	—	—	(293)
Net loss and comprehensive loss	—	—	—	(13,605)	—	(13,605)
Balances at June 30, 2019	64,821	$6	$407,944	$(210,506)	$(5)	$197,439
Issuance of common stock in conjunction with vesting of restricted stock units	42	—	—	—	—	—
Issuance of common stock in conjunction with the Convertible Note Exchange	15,817	2	25,305	—	—	25,307
Reacquisition of equity component of 2021 Notes, net of tax	—	—	(4,796)	—	—	(4,796)
Equity component of issued 2024 Notes, net of tax	—	—	24,165	—	—	24,165
Stock-based compensation	—	—	3,004	—	—	3,004
Shares withheld for payment of employee's withholding tax liability	—	—	(19)	—	—	(19)
Unrealized loss on available-for-sale securities	—	—	—	—	5	5
Net income and comprehensive income	—	—	—	3,331	—	3,331
Balances at September 30, 2019	80,680	$8	$455,601	$(207,175)	$—	$248,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(3,791)	$(24,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Gralise	(126,655)	—
Loss on sale of NUCYNTA	14,749	—
Gain (Loss) on extinguishment of Convertible Notes	47,880	(26,385)
Loss on prepayment of Senior Notes	8,233	—
Depreciation and amortization	19,468	77,225
Loss on disposal of equipment	—	10,076
Amortization of debt discount, debt issuance costs and royalty rights	5,614	18,090
Recurring fair value measurement of assets and liabilities	5,485	4,843
Stock-based compensation	7,038	8,340
Provision for inventory and other assets	2,561	295
Deferred income tax benefit	—	(5,636)
Other	—	(328)
Changes in assets and liabilities:
Accounts receivable	24,944	(6,216)
Inventories	(792)	(213)
Income tax receivable	(6,979)	—
Prepaid and other assets	8,816	38,600
Accounts payable and other accrued liabilities	(18,447)	17,381
Accrued rebates, returns and discounts	(43,265)	(14,780)
Interest payable	(4,449)	(4,958)
Income taxes payable	—	(9,139)
Net cash (used in) provided by operating activities	(59,590)	82,620
Investing Activities
Purchases of property and equipment	(10)	(1,526)
Cash acquired in Zyla Merger	7,585	—
Proceeds from sale of NUCYNTA	368,965	—
Proceeds from sale of Gralise	130,261	—
Proceeds from sale of investments	6,000	—
Purchases of marketable securities	—	(12,065)
Sales of marketable securities	—	4,209
Maturities of marketable securities	—	7,856
Net cash provided by (used in) investing activities	512,801	(1,526)
Financing Activities
Payments in connection with convertible notes extinguishment	(264,731)	(30,000)
Payments in connection with Senior Notes settlement	(171,775)	(100,000)
Payment in connection with Series A-1 and A-2 debt	(10,000)	—
Payments on Revolver	(10,000)	—
Payments on Promissory Note	(3,000)	—
Convertible notes issuance costs	—	(4,268)
Payment of contingent consideration	(261)	—
Fees for modification of Senior Notes	—	(3,249)
Proceeds from issuance of common stock	—	183
Shares withheld for payment of employee's withholding tax liability	(814)	(528)
Net cash used in financing activities	(460,581)	(137,862)
Net decrease in cash and cash equivalents	(7,370)	(56,768)
Cash and cash equivalents at beginning of year	42,107	110,949
Cash and cash equivalents at end of period	$34,737	$54,181

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$865	$420
Cash paid for interest	$12,100	$32,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On May 20, 2020, Assertio Holdings, Inc. (Assertio or the Company) completed a Merger (the Zyla Merger) with Zyla Life Sciences (Zyla) pursuant to an Agreement and Plan of Merger (Merger Agreement), dated as of March 16, 2020. Prior to the consummation of the Zyla Merger, Assertio Therapeutics, Inc. implemented a holding company reorganization (Assertio Reorganization) pursuant to an Agreement and Plan of Merger, dated as of May 19, 2020, by and among Assertio Therapeutics, Inc., the Company and a wholly-owned subsidiary formed to effectuate the Assertio Reorganization. As a result of the Assertio Reorganization, Assertio Therapeutics, Inc. became a direct, wholly-owned subsidiary of the Company, with the Company assuming Assertio Therapeutics, Inc.’s listing on the Nasdaq Stock Market and being deemed as successor issuer to Assertio Therapeutics, Inc. under applicable securities law. Each issued and outstanding share of common stock, $0.0001 par value per share, of Assertio Therapeutics, Inc. immediately prior to the Assertio Reorganization automatically converted into an equivalent corresponding share of common stock, $0.0001 par value per share, of the Company having the same designations, rights, powers, preferences, qualifications, limitations and restrictions as the converted share of Assertio Therapeutics, Inc. common stock. Unless otherwise noted or required by context, the Company uses “Assertio” to refer to Assertio Reorganization and Assertio Holdings, Inc. following the Assertio Reorganization.

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

The Company’s primary marketed products include:

SPRIX Nasal Spray® (ketorolac)	A nonsteroidal anti-inflammatory drug (NSAID) indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.
CAMBIA® (diclofenac potassium for oral solution)	A prescription medicine used to treat migraine attacks in adults. It does not prevent or lessen the number of migraines one has, and it is not for other types of headaches. It contains diclofenac potassium, an NSAID.
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

Additional commercially available products include ZORVOLEX® (diclofenac), VIVLODEX® (meloxicam) (collectively the SOLUMATRIX® products), and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

In September 2020, the Company terminated its Second Amended and Restated Nano-Reformulated Compound License Agreement as of January 27, 2020 (the “iCeutica License”), with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”). The iCeutica License allowed the Company to utilize certain technology and intellectual property related to iCeutica’s SOLUMATRIX technology and certain other rights of iCeutica. The intellectual property related to SOLUMATRIX technology will no longer be used by the Company and the Company will no longer manufacture products using SOLUMATRIX technology.

On February 13, 2020, the Company completed the sale of its remaining rights, title and interest in and to the NUCYNTA® franchise to Collegium Pharmaceutical, Inc. (Collegium) for $375.0 million, less royalties, in cash at closing.

Table of Content
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

Basis of Presentation

The unaudited condensed consolidated financial statements of Assertio and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020 or future operating periods.

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

In connection with the preparation of the financial statements for the three and nine months ended September 30, 2020, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within twelve months after the date of the issuance of these financial statements noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

Table of Content
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

Table of Content

Product Sales Allowances—The Company considers products sales allowances to be variable consideration and estimates and recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. The Company uses the most likely method in estimating product sales allowances. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

Product Returns—The Company allows customers to return product for credit with respect to that product within six months before and up to 12 months after its product expiration date. The Company estimates product returns and associated credit on NUCYNTA, Gralise, CAMBIA, Zipsor, Lazanda and products acquired from Zyla, INDOCIN, ZORVOLEX, VIVLODEX and OXAYDO. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. The Company did not assume financial responsibility for returns of NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Under the Commercialization Agreement with Collegium for NUCYNTA, the divestiture of Lazanda to Slán and the divestiture of Gralise to Alvogen, the Company is only financially responsible for product returns for product that were sold by the Company, which are identified by specific lot numbers. Shelf lives, from the respective manufacture dates, for the Company’s products range from 24 months to 48 months.

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

Patient Discount Programs—The Company offers patient discount co-pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail and specialty pharmacies. The discounts are reimbursed by the Company to program administrators approximately one month after the prescriptions subject to the discount are filled.

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

Chargebacks—The Company provides discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract with the Department of Veterans Affairs and 340B eligible entities. These federal and 340B entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product.

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

Stock Based Compensation

The Company’s stock-based compensation generally includes stock options, restricted stock unit awards (RSUs), performance share unit awards (PSUs), and purchases under the Company’s employee stock purchase plan (ESPP). The Company accounts for forfeitures as they occur for each type of award. Stock-based compensation expense related to RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period.

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

As of September 30, 2020, the Company estimated an expected credit loss of approximately $1.9 million, which was recognized in Other (expense) income in the Company’s Condensed Consolidated Statement of Comprehensive Income in the first quarter of 2020 and is included in Investments, net in the Company’s Condensed Consolidated Balance Sheet. The Company’s expected credit losses can vary from period to period based on several factors, such as progress of the medical research and FDA submission, and overall economic environment and the ability of the investee to fund its operations. The primary factor that contributed to the provision for expected credit losses as of the second quarter of 2020 was an evaluation of probability of default to exist based on the outlook of the macro environment due to the COVID-19 pandemic and its impact to delay the FDA acceptance process combined with the investee’s ability to fund its operations and raise capital if required.

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

Table of Content
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

Costs incurred that were directly attributable to facilitating the close of the Zyla Merger were $6.6 million and were recognized in the first six months of 2020. There were no costs incurred during the three months ended September 30, 2020. These costs were recorded to the Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

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

The valuations performed in the second quarter of 2020 to assess the fair value of certain assets acquired and liabilities assumed were considered preliminary as a result of the short time period between the closing of the merger and the end of the second quarter of 2020. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the merger as more information is obtained about the fair value of assets acquired and liabilities assumed. During the third quarter of 2020, certain modifications were made to preliminary valuation amounts primarily related to acquired inventory, plant, property and equipment, intangible assets, and contingent consideration resulting in a $5.1 million net decrease to goodwill. The preliminary amounts recognized are subject to further revision to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments may affect the purchase price allocation and could potentially impact goodwill.

Table of Content
The following table reflects the initial and adjusted estimated preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Initial Preliminary Purchase Price Allocation to Fair Value	Adjustments to Purchase Price Allocation to Fair Value	Adjusted Preliminary Purchase Price Allocation to Fair Value
Cash	$7,585	$—	$7,585
Accounts receivable	23,133	—	23,133
Inventories	26,742	(12,481)	14,261
Property and equipment	4,512	(3,016)	1,496
Intangible assets	160,900	32,500	193,400
Other assets	9,629	(1,964)	7,665
Total identifiable assets acquired	$232,501	$15,039	$247,540
Accounts payable	21,574	—	21,574
Accrued rebates, returns and discounts	33,254	—	33,254
Other accrued liabilities	15,434	—	15,434
Contingent consideration (a)	29,400	10,500	39,900
Debt (b)	111,900	(600)	111,300
Total liabilities assumed	$211,562	$9,900	$221,462
Net identifiable assets acquired	20,939	5,139	26,078
Goodwill (c)	14,147	(5,139)	9,008
Net assets acquired	$35,086	$—	$35,086

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

(b) The fair value of acquired debt is comprised of the following (in thousands):

13% Senior Secured Note due 2024	$95,000
Royalty rights obligation	3,300
Promissory note	3,000
Credit agreement	10,000
$111,300

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

Table of Content
(c) The Company recognized $9.0 million of goodwill which represents the fair value of assets net of the fair value of liabilities assumed in excess of consideration paid. Goodwill arising from the Zyla Merger is not expected to be deductible for tax purposes and is subject to material revision as the purchase price allocation is completed. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Zyla.

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

Warrant Agreements

Upon the Zyla Merger, the Company assumed Zyla’s warrant agreements (the “Warrant Agreements”) with Iroko Pharmaceuticals, Inc. (“Iroko”) certain of Iroko’s affiliates and certain other parties entitled to receive shares of the Company’s common stock as consideration pursuant to Zyla’s prior agreements or in satisfaction of certain claims pursuant to the Zyla’s prior reorganization plan. The warrants are exercisable at any time at an exercise price of $0.0004 per share, subject to certain ownership limitations including, with respect to Iroko and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months. All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified. See Note 14, Net Income (Loss) per Share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$33,965	$61,390	$101,492	$184,949

Net loss	$(11,122)	$(23,102)	$(36,053)	$(120,254)

The unaudited proforma financial results for the three and nine months ended September 30, 2020 and September 30, 2019 reflect adjustments directly attributed to the business combination and the Company’s divestiture of NUCYNTA and Gralise. Additionally, the supplemental unaudited proforma information for the nine months ended September 30, 2019 was adjusted and excludes income of $115.2 million related to Zyla’s January 2019 Reorganization.

See Note 3, Revenue, for revenue for the period since the acquisition date to September 30, 2020 related to Zyla acquired products. As the Company operates as one operating entity, earnings of Zyla since the acquisition date are impractical to calculate separate from the consolidated company.

Table of Content
NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales, net:
CAMBIA	$7,449	$8,135	$21,503	$23,701
Zipsor	3,395	3,273	9,261	9,028
INDOCIN products(1)	13,773	—	19,207	—
SPRIX Nasal Spray(1)	5,642	—	7,244	—
Other(2)	4,007	16,094	6,468	47,160
Total product sales, net	34,266	27,502	63,683	79,889
Commercialization agreement, net	—	27,304	11,258	89,163
Royalties and milestone revenue	299	341	1,158	1,226
Total revenues	$34,565	$55,147	$76,099	$170,278
(1)Products acquired in connection with Zyla Merger represent product sales, net for the period of May 20, 2020 through September 30, 2020.
(2)Includes product sales for Gralise, which was divested in January 2020; product sales adjustments for previously divested products NUCYNTA and Lazanda; and, product sales for non-promoted products Oxaydo and SOLUMATRIX, which were acquired from Zyla in May 2020.

Product Sales

For the three and nine months ended September 30, 2020, product sales primarily consisted of sales from CAMBIA, Zipsor, INDOCIN products, and SPRIX Nasal Spray. Product sales for the Company’s non-promoted products acquired upon the Zyla Merger were $3.4 million and $4.8 million for the three and nine months ended September 30, 2020. The Company began shipping and recognizing product sales for INDOCIN products, SPRIX Nasal Spray, and SOLUMATRIX products upon the Zyla Merger on May 20, 2020.

The Company completed the sale of Gralise to Alvogen on January 10, 2020, and therefore ceased recognizing product sales related to Gralise effective on the transaction close date. Product sales related to Gralise for the nine months ended September 30, 2020 were $0.4 million for sales reserve estimate adjustments related to sales recognized in prior periods . Product sales of Gralise for the three and nine months ended September 30, 2019 were $14.9 million and $46.0 million.

The Company ceased recognizing product sales related to NUCYNTA in January 2018 and the NUCYNTA Commercialization Agreement in February 2020 (see Commercialization Agreement below). The Company divested and ceased recognizing product sales related to Lazanda in November 2017. Product sales related to NUCYNTA and Lazanda during the period relate to sales reserve estimate adjustments related to sales recognized in prior periods.

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

For the three and nine months ended September 30, 2019, the Company recognized $2.9 million and $5.0 million, respectively, of net expense related to the third-party royalties which were paid by Collegium on behalf of Assertio. Collegium paid the full royalty owed to the third-party in 2019 and such amounts, over the course of the calendar year, had no net impact to the Company’s Condensed Consolidated Statement of Comprehensive Income.

Contract Assets

The following table reflects changes in the Company’s contract assets as of September 30, 2020 (in thousands):

	Balance as of			Balance as of
	December 31, 2019	Additions	Deductions	September 30, 2020
Contract asset - Collegium, net	1,896	—	(1,896)	—

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

Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada, $0.3 million and $1.2 million, respectively, for the three and nine months ended September 30, 2020, and 2019.

NOTE 4. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of September 30, 2020 and December 31, 2019 (in thousands):

Table of Content

	September 30, 2020	December 31, 2019
Receivables related to product sales, net	$38,502	$38,353
Receivables from Collegium	—	4,104
Other	721	287
Total accounts receivable, net	$39,223	$42,744

As of September 30, 2020 and December 31, 2019, allowances for cash discounts for prompt payment were $1.3 million and $1.2 million, respectively.

NOTE 5.  INVENTORIES, NET

The following table reflects the components of inventory, net as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$206	$1,065
Work-in-process	3,451	426
Finished goods	9,812	1,921
Total	$13,469	$3,412

As of September 30, 2020 and December 31, 2019, inventory reserves were $0.1 million and $0.4 million, respectively.

NOTE 6. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Furniture and office equipment	$2,802	$2,557
Machinery and equipment	—	2,731
Laboratory equipment	221	221
Leasehold improvements	11,320	9,858
	14,343	15,367
Less: Accumulated depreciation and amortization	(10,570)	(11,870)
Property and equipment, net	$3,773	$3,497

Depreciation expense was $0.6 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. Decrease in machinery and equipment during the nine months ended September 30, 2020 related to the write off of fully depreciated assets no longer in use.

NOTE 7.  INTANGIBLE ASSETS AND GOODWILL

The following table reflects the gross carrying amounts and net book values of intangible assets and goodwill as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Table of Content

	September 30, 2020				December 31, 2019
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Products rights:
INDOCIN	11.6	$154,100	$(4,602)	$149,498	$—	$—	$—	$—
SPRIX	6.6	39,000	(1,996)	37,004	—	—	—	—
CAMBIA	3.2	51,360	(34,879)	16,481	51,360	(31,027)	—	20,333
Zipsor	1.5	27,250	(23,797)	3,453	27,250	(22,044)	—	5,206
Oxaydo	Less than 1 year	300	(108)	192	—	—	—	—
NUCYNTA	—	—	—	—	1,019,978	(455,192)	(189,790)	374,996
Total Intangible Assets		$272,010	$(65,382)	$206,628	$1,098,588	$(508,263)	$(189,790)	$400,535

Goodwill		$9,008	$—	$9,008	$—	$—	$—	$—

Amortization expense was $5.6 million and $18.2 million for the three and nine months ended September 30, 2020, respectively, and $25.4 million and $76.3 million for the three and nine months ended September 30, 2019, respectively.

In connection with the Zyla Merger, the Company acquired identified intangible assets comprised of definite-lived product rights for INDOCIN, SPRIX Nasal Spray, and OXAYDO which are amortized on a straight-line basis over their respective estimated useful lives of 11.6 years, 6.6 years and less than one year. The respective fair values were determined to be $154.1 million, $39.0 million, and $0.3 million, as of the Zyla Merger date of May 20, 2020 (see Note 2, Acquisitions).

In addition, the Company recognized $9.0 million of goodwill related to the fair value of the underlying net tangible and identifiable intangible assets net of liabilities resulting from the Zyla Merger. Refer to “Note 2. Acquisitions” for additional details.

In February 2020, the Company divested its remaining rights, title and interest in and to the NUCYNTA franchise of products from the Company. The Company derecognized the remaining carrying value of $369.1 million of the NUCYNTA product rights in the first quarter of 2020.

The following table reflects future amortization expenses the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020 (remainder)	$6,547
2021	26,004
2022	24,081
2023	23,337
2024	18,413
Thereafter	108,246
Total	$206,628

Table of Content
NOTE 8.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation	$9,495	$6,188
Accrued consent fees	4,500	—
Accrued restructuring costs	2,947	3,763
Other accrued liabilities	16,120	8,997
Total accrued liabilities	$33,062	$18,948

NOTE 9.  DEBT

The following table reflects the Company’s debt as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
13% Senior Secured Note due 2024	$85,000	$—
2.50% Convertible Notes due 2021	335	145,000
5.00% Convertible Notes due 2024(2)	—	120,000
Royalty rights obligation(3)	2,931	—
Senior Notes(4)	—	162,500
Total principal amount	88,266	427,500

Unamortized debt discounts	(20)	(70,699)
Unamortized debt issuance costs	(1)	(5,543)
Carrying value	88,245	351,258
Less: current portion of long-term debt	(11,010)	(80,000)
Net, long-term debt	$77,235	$271,258

(1) In connection with the Zyla Merger on May 20, 2020, the Company assumed the obligations of Zyla under its Existing Indenture, and Assertio and                     the other subsidiaries of the Company (other than Depo DR) became guarantors of Zyla's 13% Senior Secured Notes due 2024.
(2) 2024 Notes settled and retired as of June 30, 2020.
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

Table of Content

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

The Royalty Rights were determined to be a freestanding element with respect to the Secured Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument. The Company has Royalty Rights obligations of $2.9 million as of September 30, 2020, with $1.2 million classified as current and $1.7 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets.

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

The Senior Notes had a maturity date of April 14, 2021 (unless earlier prepaid or repurchased), were secured by substantially all of the assets of the Company and any subsidiary guarantors, and bore interest at the rate equal to the lesser of (i) 9.75% over the three month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.0% and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate was determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015. The interest rate for the three months ended September 30, 2020 and 2019 was 11.65% and 12.54%, respectively.

Table of Content
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

Convertible Notes

2.50% Convertible Senior Notes Due 2021

On September 9, 2014, the Company issued $345.0 million aggregate principal amount of 2.50%. Convertible Senior Notes Due 2021 (the 2021 Notes) which mature on September 1, 2021 and bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

On August 13, 2019, the Company exchanged (the Convertible Note Exchange) $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.0% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock. The Company did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of its common stock. Upon completion of the Convertible Note Exchange, the aggregate principal amount of the 2021 Notes was reduced by $200.0 million to $145.0 million, the unamortized debt discount and debt issuance costs was reduced by $26.1 million to $18.9 million and the carrying amount of the equity component was reduced by $6.2 million to $112.8 million.

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

On April 8, 2020, the Company completed its public tender offers to purchase the 2021 Notes for cash in an amount equal to $995.00 per $1,000 principal amount (exclusive of accrued and unpaid interest) from each registered holder of the 2021 Notes. As a result of the tender offer, a total of $42.1 million in aggregate principal amount of the 2021 Notes were properly tendered and purchased by the Company. The tender offer of the 2021 Notes was accounted for in accordance with ASC 470-50. During the second quarter of 2020, the Company recognized a $3.9 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2021 Notes just prior to the tender offer plus transaction costs.

As a result of the February 2020 repurchase and the April 2020 tender offer transactions, the aggregate principal amount of the 2021 Notes was reduced to $0.3 million and the unamortized debt discount and debt issuance costs eliminated as of June 30, 2020. Based on the Company’s intention to settle in cash the total remaining outstanding aggregate principal of 2021 Notes, the liability component of the 2021 Notes is classified as part of current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020.

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the three and nine months ended September 30, 2020. As a result, the remaining 2021 Notes were not convertible as of September 30, 2020.

5.00% Convertible Senior Notes Due 2024

On August 13, 2019, as part of the Convertible Note Exchange, the Company issued $120.0 million aggregate principal of 2024 Notes which mature on August 14, 2024 and bear interest at a rate of 5.0%, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.

Table of Content
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

On April 8, 2020, the Company completed its public tender offers to purchase the 2024 Notes for cash in an amount equal to $995.00 per $1,000 principal amount (exclusive of accrued and unpaid interest) from each registered holder of the 2024 Notes. As a result of the tender offer, a total of $34.5 million in aggregate principal amount of the 2024 Notes were properly tendered and purchased by the Company. The tender offer of the 2024 Notes was accounted for in accordance with ASC 470-50. During the second quarter of 2020, the Company recognized a $12.4 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to the tender offer plus transaction costs. The Company also recognized reacquisition of $2.7 million in additional paid-in capital related to the equity component of the 2024 Notes based on the excess of the fair value of total considerations provided against the fair value of the 2021 Notes just prior to the repurchase.

As a result of the February 2020 repurchase and the April 2020 tender offer transactions, the 2024 Notes were settled and retired in full with no principal amount and the unamortized debt discount and debt issuance costs remaining as of September 30, 2020.

Interest Expense

Debt discount, debt issuance costs and royalty rights are amortized as interest expense using the effective interest method. The following table reflects interest expense, net included in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stated coupon interest	$2,938	$7,976	$7,714	$27,096
Amortization of debt discount, debt issuance costs and royalty rights (Non-cash)	103	5,870	5,614	18,090
Other interest expense	—	26	—	82
Total interest expense	$3,041	$13,872	$13,328	$45,268

NOTE 10.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s ESPP.

The following table reflects stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$2	$28	$43	$78
Research and development expense	18	165	261	514
Selling, general and administrative expense	1,491	2,811	5,735	7,748
Restructuring charges	—	—	999	—
Total	$1,511	$3,004	$7,038	$8,340

Table of Content
During the nine months ended September 30, 2020 the Company granted 6.3 million RSUs at an average fair market value of $0.96 per share and 5.4 million options at an average fair market value of $0.53 per share, which includes 5.0 million in options granted as part of the Zyla Merger.

NOTE 11.  LEASES

The Company has non-cancelable operating leases for its offices and laboratory facility, automobiles used by its sales force, and certain operating leases for office equipment.

The Company relocated its corporate headquarters from Newark, California to Lake Forest in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Each sublease contained abated rent periods resulting in reduced operating lease cash flows through May 2019. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain (loss) in the Condensed Consolidated Statements of Comprehensive Income. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the Lease. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania and operating leases for automobiles used by its sales force.

The following table reflects lease expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2020	2019	2020	2019
Operating lease cost	Selling, general and administrative expenses	$424	$175	$797	$540
Operating lease cost	Other gain (loss)	148	148	443	443
Total lease cost		$572	$323	$1,240	$983

Sublease Income	Other gain (loss)	$347	$362	$1,040	$1,085

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

Catalent Pharma Solutions Commercial Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Commercial Supply Agreement (“CSA”) with Catalent Pharma Solutions (“Catalent”) for the manufacture of certain specified products. Based on the CSA, the Company is obligated to purchase certain minimum amounts of manufacturing and product maintenance services on an annual basis for the term of the contract (“Minimum Requirement”) through September 2021. Total commitments to Catalent, which have been fulfilled as of the nine months ended September 30, 2020, are $1.0 million through the period ending September 2021.

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX® (ketorolac tromethamine) Nasal Spray for the Company’s commercial use. The Company

Table of Content
has agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Agreement. Total commitments to JHS are $2.9 million through the period ending July 30, 2022.

Pursuant to the Zyla Merger, the Company assumed the following rights and obligations.

Purchase Agreement with Iroko Pharmaceuticals, Inc.

On October 30, 2018, Zyla entered into a Purchase Agreement with Iroko pursuant to which, upon the terms and subject to the conditions set forth therein, Zyla acquired certain assets and rights of Iroko, referred to in the Purchase Agreement as the “Transferred Assets,” and assumed certain liabilities of Iroko, referred to in the Purchase Agreement as the “Assumed Liabilities,” including assets related to Iroko’s marketed products, the SOLUMATRIX products under the iCeutica License Agreement and the INDOCIN products. In September 2020, the Company terminated its iCeutica License related to SOLUMATRIX technology and certain other rights of iCeutica. The Iroko Products Acquisition was completed by Zyla on January 31, 2019.

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

Fact discovery has closed, and the parties are currently conducting expert discovery. The court granted class certification in the direct purchaser action on August 15, 2020. In the event that the case proceeds to trial, that trial is expected to occur on or about October 2021. The Company intends to defend itself vigorously in these matters.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved

Table of Content
in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019, and the District Court granted that motion with prejudice on March 11, 2020. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. Plaintiffs-appellants filed their opening brief on September 23, 2020, and defendants-appellees filed their response on October 23, 2020. The Company believes that the action is without merit and intends to contest it vigorously.

In addition, five shareholder derivative actions were filed on behalf of the Company against its officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the purported federal securities class action described above. The first derivative action was filed in the Superior Court of California, Alameda County on September 29, 2017 (Singh v. Higgins et al., RG17877280). The second and third actions were filed in the Northern District of California on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-6546-JST) and November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-6592- JST). The fourth action was filed in the District of Delaware on December 21, 2018 (Lutz v. Higgins et al, No. 18-2044-CFC). The fifth derivative action was filed in the Superior Court of California, Alameda County on January 28, 2019 (Youse v. Higgins et al, No. HG19004409). On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the action. On July 12, 2019, the Singh and Youse actions were consolidated, and these plaintiffs have indicated that they intend to file an amended consolidated complaint. All of the derivative actions were stayed pending the resolution of the class action, and the stays have been extended pending the resolution of the appeal. The Company believes that these actions are without merit and intends to contest them vigorously.

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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been transferred to the MDL Court. The Company is currently involved in a subset of the lawsuits that have been transferred to the MDL Court. The Company is also involved in other federal lawsuits that have not yet been transferred to the MDL Court pending a determination of whether those lawsuits

Table of Content
should proceed in state or other originating court. Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the pending federal cases involving the Company include individuals, county and municipal governmental entities, employee benefit plans, hospitals, health clinics and health insurance providers who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. The Company intends to defend itself vigorously in these matters.

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. The Company is currently named in a subset of those cases, including cases in Alabama, Arkansas, Mississippi, Missouri, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving the Company, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking past and future damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings (discovery in one case has commenced and is scheduled to conclude December 31, 2021). The Company intends to defend itself vigorously in these matters.

Insurance Litigation

On January 15, 2019, the Company was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the U.S. District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is the Company’s primary product liability insurer. Navigators is seeking declaratory judgment that opioid litigation claims noticed by the Company (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by the Company’s life sciences liability policies with Navigators. The Company filed a counterclaim on February 28, 2019. Navigators filed an answer on April 11, 2019. The litigation is ongoing. Summary judgment briefing, which will determine whether Navigators has a duty to defend the Company in the underlying opioid litigation, was completed at the end of October 2020. The Company expects to receive a ruling in 2021.

CAMBIA® ANDA Litigation

On July 16, 2020, the Company and APR Applied Pharma Research SA (APR), received notice from Patrin Pharma Inc. (Patrin) advising that Patrin had filed an Abbreviated New Drug Application (ANDA) seeking to market a generic version of CAMBIA® 50 mg prior to the expiration of U.S. patents listed in the FDA “Orange Book” for CAMBIA (Orange Book Patents). The Orange Book Patents are licensed to the Company by APR. On August 27, 2020, the Company and APR filed a lawsuit against Patrin in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking an injunction to prevent approval of the Patrin ANDA. The lawsuit alleges that Patrin has infringed the Orange Book Patents by filing an ANDA with a Paragraph IV Certification seeking approval from the FDA to market a generic version of CAMBIA prior to the expiration of the patents. The commencement of the patent infringement suit stays or bars the FDA from approving Patrin’s ANDA for 30 months or until an earlier district court decision that each of the patents is invalid or not infringed. On September 18, 2020, Patrin filed its answer including affirmative defenses and counterclaims. On October 9, 2020, the Company and APR filed an answer to Patrin’s counterclaims. Trial has not yet been scheduled in the action. The Company intends to vigorously enforce its intellectual property rights, but cannot predict the outcome of this litigation.

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

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims,

Table of Content
labor and employment claims and other matters. The Company may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth above, the Company is not currently involved in any matters that the Company believes may have a material adverse effect on its business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

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

In April 2020, the Company executed a limited reduction to its sales force due to the impact of COVID-19 on its ability to see in-person providers who prescribe our products. As a result, $0.6 million of severance and benefits costs was recognized, and the initiative completed during the second quarter of 2020.

Subsequent to the Zyla Merger in May 2020, the Company began implementing reorganization plans of its workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth. The reorganization plan primarily focused on reduction of staff at the Company’s headquarters offices. As a result, $5.1 million of severance and benefits costs, $1.0 million of stock-based compensation expense associated with equity modifications for certain executives and $0.1 million of other exit costs were recognized as restructuring cost during the nine months ended September 30, 2020.

The following table reflects total expenses related to restructuring activities recognized within the Condensed Consolidated Statement of Comprehensive Income as restructuring costs for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Employee compensation costs	$260	$5,695
Equity compensation costs	—	999
Other exit costs	8	93
Total restructuring costs	$268	$6,787

The following table reflects cash activity relating to the Company’s accrued restructure as of September 30, 2020 (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance as of December 31, 2019	$3,763	$—	$3,763
Cash paid	(2,431)	—	(2,431)
Balance as of March 31, 2020	$1,332	$—	$1,332
Net accrual additions	5,435	85	5,520
Cash paid	(1,484)	(85)	(1,569)
Balance at June 30, 2020	$5,283	$—	$5,283
Net accrual additions	260	8	268
Cash paid	(2,596)	(8)	(2,604)
Balance as of September 30, 2020	$2,947	$—	$2,947

As of September 30, 2020, the remaining accrued restructuring liability balance of $2.9 million related to Zyla Merger restructuring activities and was classified as accrued liabilities in the Condensed Consolidated Balance Sheet.

Table of Content
NOTE 14.  NET INCOME (LOSS) PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options and convertible debt. The 12,430,913 shares of common stock issuable upon the exercise of warrants are included in the number of outstanding shares used for the computation of basic and diluted loss per share (see Note 2, Acquisitions). The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive. The following table reflects the calculation of basic and diluted earnings per common share for the three and nine ended September 30, 2020 and 2019 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income (loss) per share
Net (loss) income	$(10,522)	$3,331	$(3,791)	$(24,575)
Weighted average common shares and warrants outstanding	119,564	72,747	99,832	67,332
Basic net (loss) income per share	$(0.09)	$0.05	$(0.04)	$(0.36)

Diluted net income (loss) per share
Net (loss) income	$(10,522)	$3,331	$(3,791)	$(24,575)
Weighted average common shares and warrants outstanding	119,564	72,747	99,832	67,332
Add: effect of dilutive stock options, awards, and equivalents	—	—	—	—
Denominator for diluted income (loss) per share	119,564	72,747	99,832	67,332
Diluted net (loss) income per share	$(0.09)	$0.05	$(0.04)	$(0.36)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share, because to do so would be anti-dilutive, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
2.5% Convertible Notes debt 2021	17	12,313	1,789	16,038
5.0% Convertible Notes debt 2024	—	20,262	9,125	6,828
Stock options, awards and equivalents	12,253	6,718	9,911	6,618
Total potentially dilutive common shares	12,270	39,293	20,825	29,484

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

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$77	$—	$—	$77
Total		$77	$—	$—	$77
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$6,475	$6,475
Long-term contingent consideration	Contingent consideration	—	—	35,188	35,188
Total		$—	$—	$41,663	$41,663

December 31, 2019	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Collegium warrants	Investments	$—	$9,629	$—	$9,629
Total		$—	$9,629	$—	$9,629
Liabilities:
Contingent consideration	Contingent consideration liability	$—	$—	$168	$168
Total		$—	$—	$168	$168

Cash equivalents consisted of money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.

Pursuant to the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The contingent consideration fair value represents the estimated fair value of the royalty payments (Royalty Consideration) owed by the Company to Iroko. The Company has obligations to make contingent payment consideration for future royalties to Iroko based upon annual INDOCIN product net sales over $20.0 million. The Company recorded the fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments. The earn-out payments are subsequently remeasured to fair value each reporting date. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration. As of September 30, 2020, the balance of assumed contingent consideration from the Zyla Merger was $41.7 million with $6.5 million classified as short-term and $35.2 million classified as long-term Contingent Consideration, respectively, in the Condensed Consolidated Balance Sheet.

The fair value of the contingent consideration at the Zyla Merger date was determined using an option pricing model under the income approach based on estimated INDOCIN product revenues over 10 years, and discounted to present value at a rate of 10.0%. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value

Table of Content
resulting from a change in the underlying inputs are recognized in operating expenses until the contingent consideration arrangement is settled. The valuation inputs utilized to estimate the fair value of the contingent consideration as of September 30, 2020 included a weighted average cost of capital of 10.5% and updated projections of future INDOCIN revenues. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within change in fair value of contingent consideration on the Condensed Consolidated Statement of Comprehensive Income, until the contingent consideration is settled.

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

In May 2020, the Company sold the Collegium warrants for an aggregate purchase price of $6.0 million to Armistice Capital Mater Fund, Ltd. As a result, the Company derecognized the remaining carrying value of $6.5 million of the financial asset and recognized a net loss of approximately $0.5 million, recorded within other gain (loss) on the Condensed Consolidated Statement of Comprehensive Income, in the second quarter of 2020.

The carrying value of the Company’s debt for the period ended September 30, 2020 approximates its fair value. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2020 and 2019.

Table of Content
NOTE 16.  INCOME TAXES

As of September 30, 2020, the Company’s net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the weight of available evidence, the Company recorded a full valuation allowance against the Company’s net deferred assets beginning in the fourth quarter of 2016, and continues to provide a full valuation allowance against the its net deferred assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a massive tax-and-spending package intended to provide additional economic relief to address the impact of the COVID-19 pandemic. The CARES Act, among other business tax provisions, included legislative changes and updates to IRC sections 172, 163(j), and 168, resulting in impacting net operating losses (NOLs), interest disallowance, and depreciation for qualified improvement property. The Company considered the income tax accounting implications from CARES Act to the Company’s income tax provision calculation for the period ended September 30, 2020. Prior to the enactment of the CARES Act, federal NOLs generated after December 31, 2017 could not be carried back and had an unlimited carryforward period, although subject to a utilization limitation of 80% of the taxable income in each future tax year. Upon the enactment of the CARES Act, federal NOLs generated in tax years 2018, 2019, and 2020 can now be carried back to the previous five tax years without taxable income limitation. The Company generated federal NOLs for the years 2015 through 2017, and reported taxable income for the tax years 2018 (pursuant to the as-filed federal income tax return) and 2019 (pursuant to the financial statements filed for the year ended December 31, 2019). As the Company is forecasting a federal taxable loss for the tax year ending December 31, 2020, the Company is intending to carryback the resulting federal NOL to tax years 2018 and 2019 to offset taxable income (and federal taxes paid) for those two tax years.

For the nine months ended September 30, 2020, the Company recorded an income taxes benefit of approximately $6.4 million, which represents an effective tax rate of 62.7%. The difference between the income tax benefit of $6.4 million and the tax at the statutory rate of 21.0% to date on current year operations is principally due to the partial release of valuation allowance recorded against the beginning of year deferred tax asset for the NOL carryback to the 2018 and 2019 tax years now permitted by the CARES Act.

For the nine months ended September 30, 2019, the Company recorded a benefit from income taxes of $0.4 million, which represents an effective tax rate of 1.5%. The difference between the income tax benefit of $0.4 million and the tax at the statutory rate of 21.0% on 2019 operations is principally due to the change in valuation allowance, the release in the Financial Accounting Standards Board Interpretation No. 48 (FIN 48) liability due to the lapsing of the statute of limitations, and tax benefits being recorded as a result of income recorded in other components of income.

 The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2017 and the applicable statutes of limitation have not expired with respect to those returns. Because of NOLs and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. The Company exhausted all the federal research and development credit in the 2018 tax return. Although the NOL carryback from CARES Act will result in making R&D credit utilized in 2018 available for future use, the percentage of unrecognized tax benefit against the R&D credit remains reserved, and the rest will be offset by valuation allowance. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At September 30, 2020 the Company accrued minimal interest and no penalties associated with unrecognized tax benefits.

NOTE 17. DISPOSITIONS
Sale of Gralise

On December 12, 2019, the Company entered into an Asset Purchase Agreement with Golf Acquiror LLC, an affiliate of Alvogen, Inc. (Alvogen) to divest its rights, title and interest in and to Gralise, including certain related assets, to Alvogen. The transaction subsequently closed on January 10, 2020. At closing, the Company received $78.6 million, including a $75.0 million base purchase price and a preliminary positive inventory adjustment equal to $3.6 million. In addition, the Company was entitled to receive 75% of Alvogen’s first $70.0 million of Gralise net sales after closing, a total of $52.5 million, as contingent consideration. Alvogen has also assumed, pursuant to the terms of the Asset Purchase Agreement, certain contracts,

Table of Content
liabilities and obligations of the Company relating to Gralise, including those related to manufacturing and supply, post-market commitments and clinical development costs.

On June 3, 2020 Alvogen agreed to and disbursed the contingent consideration due to satisfy its remaining obligations to the Company pursuant to the Asset Purchase Agreement. As consideration for the early disbursement, the Company agreed to reduce the total payments due from Alvogen by $0.9 million, which was recognized as an adjustment to the gain on the sale of Gralise of the Condensed Consolidated Statement of Comprehensive Income during the second quarter of 2020. During the nine month ended September 30, 2020, the Company collected a total of $51.6 million from Alvogen which settle the $52.5 million in contingent consideration receivable for the sale of Gralise.

Pursuant to ASC 205-20, Presentation of Financial Statements— Discontinued Operations, Gralise did not meet the criteria of a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, nor did it represent a strategic shift of the Company. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. During the first quarter of 2020, the Company recognized a gain of $127.5 million in Other income on the Company’s Condensed Consolidated Statements of Comprehensive Income composed of the $78.6 million in upfront consideration received and $52.5 million in contingent consideration deemed to be probable, net of $3.6 million in inventory transferred. In addition, the Company recognized co-promotion service income of approximately $1.3 million and Co-promotion services were completed as of the first quarter of 2020.

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

As outlined in the Slán Agreements, each party would support the development, including clinical development, of the licensed product and efforts to obtain regulatory approval of the initial NDA. Subsequent to approval of the initial NDA, Assertio and Slán would share in the net sales of long-acting cosyntropin for a 10.0-year period (after which time the product will revert back to Slán). As of December 31, 2019, the Company had $2.0 million of reimbursable development expenses in Prepaid and other current assets on the Company’s Condensed Consolidated Balance Sheet.

On February 6, 2020, the Company entered into an amended agreement with Eolas Pharma Teoranta (Eolas), an affiliate of Slán. Pursuant to the amendment the license granted to the Company for the commercialization of long-acting cosyntropin was terminated and the Company received $2.0 million in settlement for the receivable for reimbursable development expenses. Additionally, the Company may receive up to $10.0 million in future payments based upon commercial sales of long-acting cosyntropin if Eolas successfully obtains regulatory approval for and commercializes the product.

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

The Company received $367.9 million in net proceeds, which consisted of $375.0 million in base purchase price, plus $6.0 million in preliminary positive inventory value and less $13.1 million for royalties paid to the Company by Collegium between January 1, 2020 and February 11, 2020 pursuant to the Final Commercialization Agreement Payment Value of the Asset Purchase Agreement. In connection with the sale, the Company entered into a third-party consent agreement which requires two lump sum payments of $4.5 million each payable in 2021 and 2022 subject to Collegium achieving certain net sales in 2020 and 2021, respectively.

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

Table of Content

Pursuant to ASC 205-20, the divestiture of NUCYNTA did not meet the criteria of a discontinued operation as it was not considered a strategic shift. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. During the first quarter of 2020, the Company recognized a net loss of $15.8 million in Other income which was comprised of the $367.9 million in consideration received less the $369.1 million carrying value of the NUCYNTA intangible derecognized, $5.6 million in net book value of inventory transferred, and $9.0 million in accrued third-party consent fees. During the second quarter of 2020, the Company received $1.0 million in net proceeds from Collegium for settlement of expense reimbursement pursuant to the Purchase Agreement which was recognized as a gain in Other income.

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
Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020, respectively, and in the joint proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on April 20, 2020. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of us. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we assume no obligation to update any forward-

Table of Content
looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

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

Our primary marketed products are:

SPRIX® Nasal Spray (ketorolac)	A nonsteroidal anti-inflammatory drug (NSAID) indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.
CAMBIA® (diclofenac potassium for oral solution)	A prescription medicine used to treat migraine attacks in adults. It does not prevent or lessen the number of migraines one has, and it is not for other types of headaches. It contains diclofenac potassium, an NSAID.
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

Our Promoted Product Portfolio

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

Table of Content

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

Table of Content
RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales, net:
CAMBIA	$7,449	$8,135	$21,503	$23,701
Zipsor	3,395	3,273	9,261	9,028
INDOCIN products(1)	13,773	—	19,207	—
SPRIX Nasal Spray(1)	5,642	—	7,244	—
Other (2)	4,007	16,094	6,468	47,160
Total product sales, net	34,266	27,502	63,683	79,889
Commercialization agreement, net	—	27,304	11,258	89,163
Royalties and milestone revenue	299	341	1,158	1,226
Total revenues	$34,565	$55,147	$76,099	$170,278
(1)Products acquired in connection with Zyla Merger represent product sales, net for the period of May 20, 2020 through September 30, 2020.
(2) Includes product sales for Gralise, which was divested in January 2020; product sales adjustments for previously divested products NUCYNTA and Lazanda; and, product sales for non-promoted products Oxaydo and SOLUMATRIX.
Product Sales
CAMBIA net product sales for the three and nine months ended September 30, 2020 and 2019 decreased $0.7 million and $2.2 million, respectively, as compared to the same periods in 2019, primarily due to lower volume.
Zipsor net product sales for the three and nine months ended September 30, 2020 increased $0.1 million to $3.4 million and $0.2 million to $9.3 million, respectively, primarily due to the effect of prior year results being negatively impacted by short-dated product sales returns offset by increased patient discount programs in the current year.
We began shipping and recognizing product sales for INDOCIN products, SPRIX Nasal Spray, and SOLUMATRIX products upon the Zyla Merger on May 20, 2020.

In September 2020, we terminated our iCeutica License which allowed us to utilize certain technology and intellectual property related to iCeutica’s SOLUMATRIX technology and certain other rights of iCeutica. The intellectual property related to SOLUMATRIX technology will no longer be used by us and we will no longer manufacture products using the SOLUMATRIX technology.

We ceased recording product sales and related costs for Gralise effective the closing of the transaction to divest our rights, title and interest in and to Gralise to Alvogen on January 10, 2020. Product sales for the three and nine months ended September 30, 2020 reflect sales through January 10, 2020.

We ceased recording product sales and related costs for NUCYNTA after commencing the Commercialization Agreement with Collegium on January 8, 2018. Product sales for the three and nine months ended September 30, 2020 and the same period in 2019 reflect adjustments made for previously recorded sales reserve estimates.

We ceased recording revenues and related costs associated with Lazanda after we divested the product to Slán in November 2017. Product sales for the three and nine months ended September 30, 2020 and 2019 reflect adjustments made for previously recorded sales reserve estimates.

We ceased recording Commercialization agreement revenues after we divested our rights, title and interest to the NUCYNTA franchise of products to Collegium in February 2020.

Table of Content
Royalties & Milestones

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the three and nine months ended September 30, 2020, and 2019, the Company recognized $0.3 million and $1.2 million respectively, of revenue related to CAMBIA in Canada.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs, a product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described separately below under “Intangible Assets.” Fair value of inventories acquired with the Zyla Merger include an inventory step-up in the value of inventories. The inventory step-up value is amortized as the related inventory is sold and included in cost of sales.

Cost of sales increased $4.2 million from $2.2 million to $6.5 million during the three months ended September 30, 2020 and increased $6.2 million from $6.9 million to $13.1 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in both 2020 periods was primarily due to Zyla-related product costs of sales, offset by an lower cost of sales as a result of the Gralise and NUCYNTA divestitures in the first quarter of 2020. The three and nine ended September 30, 2020 cost of sales included $0.5 million and $2.9 million of amortization of inventory step-up related to Zyla acquired inventories sold.

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

Research and development expense decreased $0.2 million from $1.5 million for the three months ended September 30, 2020 to $1.3 million for the three months ended September 30, 2019 and decreased $0.5 million from $4.5 million for the nine months ended September 30, 2020 to $4.0 million for the nine months ended September 30, 2019 primarily due to lower clinical and manufacturing research and development costs due to the divestiture of Gralise and NUCYNTA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees.

Selling, general, and administrative expenses decreased $10.4 million from $36.1 million to $25.7 million for the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to prior period expenses impacted by the $10.1 million loss on disposal of equipment which did not occur in the current period. Selling, general, and administrative expenses decreased $4.7 million from $85.9 million to $81.2 million for the nine months ended September 30, 2020 as compared to the same periods in 2019. The decrease in the period was primarily due to the $10.1 million loss on disposal of equipment recorded in the third quarter of 2019 partially offset by transaction-related costs associated with the Zyla Merger.

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

Intangible Assets

Table of Content
The following table reflects amortization of intangible assets for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of intangible assets - INDOCIN	$2,661	$—	$4,601	$—
Amortization of intangible assets - SPRIX	1,048		1,996
Amortization of intangible assets - CAMBIA	1,284	1,284	3,852	3,852
Amortization of intangible assets - Zipsor	584	584	1,753	1,753
Amortization of intangible assets - Oxaydo	10	—	108	—
Amortization of intangible assets - NUCYNTA	—	23,576	5,927	70,726
Total	$5,587	$25,444	$18,237	$76,331

Amortization expense during the three and nine months ended September 30, 2020 decreased as compared to the same periods in 2019 due to the February 2020 divestiture of our rights, title and interest to the NUCYNTA franchise of products to Collegium. As a result, we derecognized the remaining carrying value of the NUCYNTA product rights and ceased recognizing related amortization.

In connection with the Zyla Merger, we acquired identified intangible assets comprised of definite-lived product rights for INDOCIN, SPRIX Nasal Spray, and Oxaydo which are being amortized on a straight-line basis over their respective estimated useful lives of 11.6 years, 6.6 years and less than one year. The respective fair values were determined to be $154.1 million, $39.0 million, and $0.3 million, as of the Zyla Merger date of May 20, 2020.

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

In April 2020, we executed a limited reduction to our sales force due to the impact of COVID-19 on our ability to see in-person providers who prescribe our products. As a result, $0.6 million of severance and benefits costs was recognized during the second quarter of 2020. This initiative was completed during the second quarter of 2020.

Subsequent to the Zyla Merger in May 2020, we began implementing reorganization plans of our workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth. The reorganization plan primarily focused on reduction of staff at our headquarter offices. As a result, $5.7 million of severance and benefits costs and $1.0 million of stock-based compensation expense associated with equity modifications for certain executives was recognized as restructuring cost during the nine months ended September 30, 2020. Costs related to the Zyla Merger reorganization were substantially recognized as of June 30, 2020.

Other Income (Expense)

The following table reflects other income and expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain on Sale of Gralise	$—	$—	$126,655	$—
(Loss) Gain on extinguishment of convertible notes	—	26,385	(47,880)	26,385
Loss on sale of NUCYNTA	—	—	(14,749)	—
Interest expense	(3,050)	(13,872)	(13,328)	(45,268)
Change in fair value of contingent consideration	(1,861)	—	(1,861)	—
Loss on prepayment of Senior Notes	—	—	(8,233)	—
Other gain (loss)	253	(764)	(3,571)	(2,613)
Total other (expense) income	$(4,658)	$11,749	$37,033	$(21,496)

Other income (expense) changed by $16.4 million from other income of $11.7 million to other expense of $4.7 million for the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to the $26.4 million gain on extinguishment of debt, in connection with the Convertible Note Exchange, realized in 2019 offset by lower interest expense as a result of debt settlements in the first quarter of 2020.

Other income (expense) changed by $58.5 million from other expense of $21.5 million to other income of $37.0 million for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to the current year gain on the sale of Gralise offset by the loss on debt extinguishment as a result of the repurchase and tender offer of the 2021 and 2024 Notes, settlement of the Senior Notes, loss on the sale of NUCYNTA, and unfavorable change in fair value of contingent consideration, partially offset by lower interest expense as a result of the debt settlements in the first quarter of 2020.

The following table reflects interest expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest payable on Senior Notes	$—	$5,736	$1,648	$20,544
Interest payable on Convertible Notes	2	2,240	1,725	6,552
Amortization of debt discount, debt issuance costs and royalty rights (Non-cash)	103	5,870	5,614	18,090
Interest payable on 13% Senior Secured Note due 2024	2,936	—	4,341	—
Other	9	26	—	82
Total interest expense	$3,050	$13,872	$13,328	$45,268

For the three months ended September 30, 2020, total interest expense decreased $10.8 million due to lower interest expense as a result of the settlement of the remaining principal of our Senior Notes and the repurchase of a of the remaining 2021 and 2024 Notes in April 2020.

For the nine months ended September 30, 2020, total interest expense decreased $31.9 million primarily due to lower interest expense as a result of the settlement of the remaining principal of our Senior Notes and the repurchase of a portion of our 2021 and 2014 Notes in the first quarter of 2020.

Income Tax Provision

For the nine months ended September 30, 2020, the Company recorded an income taxes benefit of approximately $6.4 million, which represents an effective tax rate of 62.7%. The difference between the income tax benefit of $6.4 million and the tax at the statutory rate of 21.0% to date on current year operations is principally due to the partial release of valuation allowance recorded against the beginning of year deferred tax asset for the net operating loss (NOL) carryback to the 2018 and 2019 tax years now permitted by the CARES Act.

For the nine months ended September 30, 2019, we recorded a benefit from income taxes of $0.4 million, which represents an effective tax rate of 1.5%. The difference between the income tax benefit of $0.4 million and the tax at the

Table of Content
statutory rate of 21.0% on current year operations is principally due to the change in valuation allowance, the release in the Financial Accounting Standards Board Interpretation No. 48 (FIN 48) liability due to the lapsing of the statute of limitations, and tax benefits being recorded as a result of income recorded in other components of income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $7.4 million from $42.1 million to $34.7 million during the nine months ended September 30, 2020. The decrease is mainly attributable to cash used to settle $459.5 million of outstanding debt offset by cash proceeds of $369.0 million and $130.3 million received from the sales of NUCYNTA and Gralise, respectively, and cash used for operations of $59.6 million.

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

In April 2015, we issued $575.0 million aggregate principal amount of senior secured notes (Senior Notes) for aggregate gross proceeds of approximately $562.0 million. In connection with the divestiture of Gralise and NUCYNTA we used proceeds to repay the outstanding principal of $171.8 million as of December 31, 2019 and as a result the Company had repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement as of March 31, 2020. In connection with the termination of the Note Purchase Agreement, the Company was released from all security interests, liens and encumbrances under the Note Purchase Agreement. We were in compliance with our covenants with respect to the Senior Notes through the period of the effective payoff on February 13, 2020.

In September 2014, we issued $345.0 million aggregate principal amount of convertible notes due 2021 (the 2021 Notes) resulting in net proceeds to us of $334.2 million. In August 2019, we exchanged $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of our common stock. We did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of our common stock. On February 19, 2020, the Company utilized proceeds from the sale of Gralise and NUCYNTA to repurchase approximately $188.0 million aggregate principal amount of 2021 Notes and 2024 Notes. On March 11, 2020, the Company initiated a tender offer to repurchase any and all of the Company’s remaining $77.0 million of combined outstanding 2021 Notes and 2024 Notes. On April 8, 2020, upon close of the tender offer, the Company repurchased substantially all of the remaining outstanding $77.0 million aggregate principal amount of 2021 Notes and 2024 Notes, with only $0.3 million of 2021 Notes remaining as of September 30, 2020.

On July 31, 2020, we voluntarily redeemed $10.0 million of aggregate principal plus accrued interest on our Secured Notes due 2024. Additionally upon the Zyla Merger, we assumed and immediately paid off a $3.0 million promissory note and a $10.0 million credit agreement.

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
•potential expenses relating to ongoing litigation matters, including relating to Glumetza and our prior opioid product franchise, for which we have not accrued any reserves due to an inability to estimate the magnitude and/or probability of such expenses; and,
•effects of the COVID-19 pandemic on our operations.

Table of Content
The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table reflects summarized cash flow activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(59,590)	$82,620
Net cash provided by (used in) investing activities	512,801	(1,526)
Net cash used in financing activities	(460,581)	(137,862)
Net decrease in cash and cash equivalents	$(7,370)	$(56,768)

Cash Flows from Operating Activities

The decrease in operating cash flows during the nine months ended September 30, 2020 compared to the same period in 2019 is primarily due to the cash used in operations after impact of adjustments to reconcile net (loss) and changes in the working capital. Cash usage during the nine months ended September 30, 2020 included certain one-time costs including $6.6 million of severance and restructuring related payments and costs incurred that were directly attributable to facilitating the close of the Zyla Merger. Additionally, the 2019 period includes receipt of $32.0 million from the Purdue settlement in January 2019.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities increased during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the $369.0 million and $130.3 million in cash consideration received for the sales of NUCYNTA and Gralise, respectively. Net cash provided by investing activities during the nine months ended September 30, 2020 also included $7.6 million of cash acquired from the Zyla Merger and $6.0 million of proceeds from the sale of investments.

Cash Flows from Financing Activities

Net cash used in financing activities increased during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the settlement of the $171.8 million of our Senior Notes, and the repurchase of $264.7 million of our outstanding 2021 Notes and 2024 Notes. In addition, financing activities during the nine months ended September 30, 2020 include repayment in full of our revolver and promissory notes of $13.0 million, and the voluntary redemption of $10.0 million of our 13% Senior Secured Notes due 2024

Off-Balance Sheet Arrangement

There were no off-balance sheet arrangements during the quarter ended September 30, 2020.

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

There were no significant changes in our internal controls over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDING
For a description of our material pending legal proceedings, see “Note 12. Commitments and Contingencies - Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from: (i) Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019; (ii) “Chapter I — The Merger” — “Risk Factors” in the joint proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on April 20, 2020; and (iii) Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020, respectively. There have been no material changes to our risk factors since our Quarterly Report on Form 10-Q for the three months ended June 30, 2020. In addition to other information in this report, the risk factors referenced above should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

Table of Contents
ITEM 6. EXHIBITS

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

Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2020	ASSERTIO HOLDINGS, INC.

/s/ Todd N. Smith
Todd N. Smith
President and Chief Executive Officer

/s/ Daniel A. Peisert
Daniel A. Peisert
Executive Vice President and Chief Financial Officer