Form 10-K
period 2020-12-31
Assertio Holdings, Inc.
filed 2021-03-12
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
 OR
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM    TO
Commission File Number: 001-39294
ASSERTIO HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0598378
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

100 South Saunders Road, Suite 300, Lake Forest, Illinois (Address of Principal Executive Offices)	60045 (Zip Code)
Registrant’s telephone number, including area code: (224) 419‑7106
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, $0.0001 par value	ASRT	Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller reporting company	☒	Emerging growth company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non‑affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Stock Market as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $89.9 million.
The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 1, 2021 was 173,436,800.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2020 fiscal year.

ASSERTIO HOLDINGS, INC.
FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

On May 20, 2020, Assertio Holdings, Inc. completed a merger (Zyla Merger) with Zyla Life Sciences (Zyla) pursuant to an Agreement and Plan of Merger (Merger Agreement), dated as of March 16, 2020. Prior to the consummation of the Zyla Merger, Assertio Therapeutics, Inc. (which changed its name from Depomed, Inc. in August 2018) implemented a holding company reorganization (Assertio Reorganization) pursuant to an Agreement and Plan of Merger, dated as of May 19, 2020, by and among Assertio Therapeutics, Inc., Assertio Holdings, Inc. and a wholly-owned subsidiary formed to effectuate the Assertio Reorganization. As a result of the Assertio Reorganization, Assertio Therapeutics, Inc. became a direct, wholly-owned subsidiary of Assertio Holdings, Inc. and each issued and outstanding share of common stock, $0.0001 par value per share, of Assertio Therapeutics, Inc. immediately prior to the Assertio Reorganization automatically converted into an equivalent corresponding share of common stock, $0.0001 par value per share, of Assertio Holdings, Inc. having the same designations, rights, powers, preferences, qualifications, limitations and restrictions as the converted share of Assertio Therapeutics, Inc. common stock. Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Therapeutics, Inc. any time prior to the Assertio Reorganization and to Assertio Holdings, Inc. following the Assertio Reorganization.

Assertio is a registered trademark of the Company. All other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We have assumed that the reader understands that all such terms are source indicating. Accordingly, such terms, when first mentioned in this Annual Report on Form 10-K, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Annual Report on Form 10-K without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of December 31, 2020.

NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Statements made in this Annual Report on Form 10‑K that are not statements of historical fact are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” “goal,” “intent,” “target” and similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on economic or other circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

Forward‑looking statements include, but are not necessarily limited to, those relating to:

•the potential impacts of disasters, acts of terrorism or global pandemics, including the ongoing COVID-19 pandemic, on our liquidity, capital resources, operations and business and those of the third parties on which we rely, including suppliers and distributors;

•our ability to execute and achieve the expense savings expected from our restructuring plan announced in December 2020, which is designed to further reduce our cost base and right size the organization, as well as delays, challenges and expenses, and unexpected costs associated with executing the restructuring plan;

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

•the coverage of our products by payors and pharmacy benefit managers;

•the entry of generics for any of our products;

•the outcome of opioid-related investigations, opioid-related litigation and related claims for insurance coverage, and other disputes and litigation, and the costs and expenses associated therewith;
•the outcome of our antitrust litigation relating to our former drug Glumetza®;

•our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing the intellectual property rights of others;

•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•our ability to generate sufficient cash flow from our business to make payments on our indebtedness, our ability to restructure or refinance our indebtedness, if necessary, and our compliance with the terms and conditions of the agreements governing our indebtedness;

•our common stock regaining and maintaining compliance with Nasdaq’s minimum closing bid requirement of at least $1.00 per share;

•our compliance or non-compliance with legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;

•our plans to acquire, in-license or co-promote other products, and/or acquire companies;

•the timing and results of our research and development efforts including clinical studies relating to any future product candidates;

•our ability to raise additional capital, if necessary;

•our ability to successfully develop and execute our sales, marketing and non-personal and digital promotion strategies, including developing relationships with customers, physicians, payors and other constituencies;

•variations in revenues obtained from commercialization agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues, and the accounting treatment with respect thereto;

•our counterparties’ compliance or non-compliance with their obligations under our agreements; and

•our ability to attract and retain key executive leadership.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward‑looking statements include those more fully described in “ITEM 1A. RISK FACTORS” and elsewhere in this Annual Report on Form 10‑K. Forward-looking statements are made as of the date of this report. Except as required by law, we assume no obligation to update any forward‑looking statement, or to revise any forward‑looking statement to reflect events or developments occurring after the date of this Annual Report on Form 10‑K, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

PART I

ITEM 1.  BUSINESS

Our Company

We are a commercial pharmaceutical company offering differentiated products to patients. Our commercial portfolio of branded products focuses on three areas: neurology, hospital, and pain and inflammation. We have built our commercial portfolio through a combination of increased opportunities with existing products, as well as through the acquisition or licensing of additional approved products. Our primary marketed products are:

INDOCIN® (indomethacin) Suppositories	A suppository form and oral solution of indomethacin, a nonsteroidal anti-inflammatory drug (NSAID), approved for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
CAMBIA® (diclofenac potassium for oral solution)	A prescription medicine used to treat migraine attacks in adults. CAMBIA does not prevent or lessen the number of migraines one has, and it is not for other types of headaches. It contains diclofenac potassium, a nonsteroidal anti-inflammatory drug (NSAID).
SPRIX® (ketorolac tromethamine) Nasal Spray	A prescription NSAID indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.
Zipsor® (diclofenac potassium) Liquid filled capsules	A prescription NSAID used for relief of mild-to-moderate pain in adults (18 years of age and older)

Other commercially available products include OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

On January 10, 2020, we completed the sale of Gralise® (gabapentin) to Golf Acquiror LLC, an affiliate to Alvogen, Inc. (Alvogen), for cash proceeds of $130.3 million. The total value included $75.0 million in cash at closing, with the remaining balance settled through June 2020.

On February 13, 2020, we completed the sale of our remaining rights, title and interest in and to the NUCYNTA® franchise to Collegium Pharmaceutical, Inc. (Collegium) for $375.0 million, less royalties, in cash at closing.

On May 20, 2020, we completed a Merger (the Zyla Merger) with Zyla Life Sciences (Zyla) pursuant to an Agreement and Plan of Merger (Merger Agreement), dated as of March 16, 2020. Pursuant to the Zyla Merger, we acquired INDOCIN Products, SPRIX, and OXAYDO, as well as ZORVOLEX® (diclofenac) and VIVLODEX® (meloxicam) (which are collectively known as the SOLUMATRIX® products).

In September 2020, we terminated our Second Amended and Restated Nano-Reformulated Compound License Agreement (the “iCeutica License”), with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”). The iCeutica License allowed us to utilize certain technology and intellectual property related to iCeutica’s SOLUMATRIX technology and certain other rights of iCeutica. The intellectual property related to SOLUMATRIX technology will no longer be used by the Company and the Company will no longer manufacture products using SOLUMATRIX technology.

Business Strategy

Our commercial success depends on our people, the strategy and platform we have created, and the opportunities that exist in the marketplace. We believe the following key elements enable us to be commercially successful:
•Leadership with a proven track record of successful results;
•A strategy that leverages digital and non-personal promotion to engage our customers and drive efficiency;
•Experience in key elements of commercialization including, but not limited to, market access, patient services, distribution, brand and digital marketing, non-personal promotion, analytics, and market research;

•Impactful brand promise for physicians and patients that reduces hassle and improves accessibility through access programs; and
•Commercial capabilities and financial position that enable us to seamlessly expand our product offerings.

Our goal is to grow through product acquisitions, commercialization agreements, licensing or technology agreements, equity investments, and business combinations. Our products have been acquired or licensed through business development activities. We continue to seek additional late-stage product candidates or approved products that we can add to our portfolio of medicines. We are seeking products that we could distribute through our current distribution and pharmacy network and that are used in and outside of the hospital. We are also considering products that are written by physicians in specialty areas that are outside of our current product areas but would require minimal additional resources.

Corporate Information

The address of our website is http://www.assertiotx.com. We make available, free of charge through our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and other periodic Securities and Exchange (“SEC”) reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

Impact of COVID-19 on our Business

Following the outbreak of COVID-19 during early 2020, our priority was and remains the health and safety of our employees, their families, and the patients we serve. As a result, in March 2020, we initiated remote working arrangements and maintained flexible work arrangements for individuals, which continued through the remainder of 2020 and into 2021. In addition to the health and safety of our employees, we are focused on ensuring that we continue making our products accessible to the patients who need them. Because COVID-19 impacted our ability to see in-person providers who prescribe our products, we adapted our approach during 2020 and increased our virtual visits. Additionally, due to the limitations on elective surgeries, we have experienced a decline in prescriptions associated with those elective procedures.

Accordingly, given recent unfavorable changes in our product payor mix, as well as the continued near-term impact from the COVID-19 pandemic, we implemented a restructuring plan in December 2020 which, we believe, allows our business to continue to provide our differentiated products to patients and better positions ourselves for future success. We believe that we are prepared with sufficient product inventory, technology to facilitate virtual and/or digital communications, and operations prepared to adapt our work environment as needed. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, actions by government authorities to contain the outbreak or treat its impact, and the distribution, efficacy and public acceptance of COVID-19 vaccines.

Our Business Operations

As of December 31, 2020, our business operations consisted of the following:
Products

INDOCIN Products

Pursuant to the Zyla Merger, we acquired two forms of INDOCIN (indomethacin), an oral solution and a suppository. Both products are an NSAID approved for moderate to severe rheumatoid arthritis including acute flares of chronic disease, moderate to severe ankylosing spondylitis, moderate to severe osteoarthritis, acute painful shoulder (bursitis and/or tendinitis) and acute gouty arthritis. INDOCIN Products are used in the hospital as well as in the out-patient setting.

CAMBIA

CAMBIA (diclofenac potassium for oral solution) is an NSAID indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. CAMBIA can help patients with migraine pain, nausea, photophobia (sensitivity to light), and phonophobia (sensitivity to sound). CAMBIA is not a pill, it is a powder, and combining CAMBIA with water activates the medicine in a unique way.

SPRIX

Pursuant to the Zyla Merger, we acquired SPRIX (ketorolac tromethamine). SPRIX is an NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. This non-narcotic nasal spray provides patients with moderate to moderately severe short-term pain a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider (HCP). A range of specialists prescribe SPRIX for various uses. Urologists, podiatrists, orthopedic surgeons, neurologists, women’s health providers and other specialists may use SPRIX for post-surgery acute-pain management. Formulated as a nasal spray, SPRIX is rapidly absorbed through the nasal mucosa, achieving peak blood levels as fast as an intramuscular injection of ketorolac. SPRIX has been studied in patients with moderate to moderately severe pain and has demonstrated a 26% to 34% reduction in morphine use by patients over a 48-hour period in a post-operative setting as compared with placebo.

Zipsor

Zipsor (Diclofenac Potassium) is an NSAID indicated for relief of mild to moderate acute pain in adults. Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapid and consistently absorbed formulation of diclofenac.

Collaboration and License Agreements

Nuvo Pharmaceuticals, Inc. (Nuvo) In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. We may receive additional one-time contingent milestone payments upon the achievement of scaling twelve-month cumulative sales targets and certain development milestones in the future.

Slán Medicinal Holdings Limited In November 2017, we entered into definitive agreements with Slán Medicinal Holdings Limited and certain of its affiliates (Slán) pursuant to which we acquired Slán’s rights to market the specialty drug long-acting cosyntropin (synthetic ACTH) in the U.S. and Canada. On February 6, 2020, we entered into an amended agreement with Eolas Pharma Teoranta (Eolas), an affiliate of Slán. Pursuant to the amendment, the license granted to us for the commercialization of long-acting cosyntropin was terminated. Additionally, we may receive up to $10.0 million in future payments based upon commercial sales of long-acting cosyntropin, if Eolas successfully obtains regulatory approval for and commercializes the product.

Promotion of Products

We have developed capabilities in various aspects relating to the commercialization of our marketed products, including sales, marketing, non-personal and digital promotion, manufacturing, quality assurance, wholesale distribution, managed market contracting, government price reporting, medical affairs, and compliance and regulatory affairs. Members of our commercial organization are also engaged in the commercial and marketing assessments of other potential product candidates.

Our goal is to identify differentiated medicines that we can deliver in a convenient manner for healthcare providers and with increased accessibility for patients. To support the sale of our approved products, we have used both personal and non-personal promotional approaches. We are promoting our products to healthcare providers in the U.S. in a variety of specialties. We believe we have the capability to quickly scale a hybrid commercial organization of both personal and non-personal promotion focused on educating providers. Our marketing and managed care organization is comprised of professionals who have developed a variety of strategies and tactics to promote our products, including promotional materials, market access programs, industry publications, advertising, and other media.

Seasonality

    Our product revenues have historically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. This variation is influenced by both wholesaler buying patterns and the reset of annual limits on deductibles and out-of-pocket costs of many health insurance plans and government programs at the beginning of each calendar year. For additional information, please also refer to “Item 1A. Risk Factors - Our product revenues have typically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year.”

Segment and Customer Information

    We manage our business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. To date, substantially all of our revenues are related to sales in the U.S.

Three large, national wholesale distributors represent the vast majority of our net product sales revenues. The following table reflects the percentage of consolidated revenue by customer and the percentage accounts receivable by customer related to product shipments for the years ended December 31, 2020 and 2019.

	Consolidated Revenue		Accounts Receivable related to product shipments
	For the year ended December 31,		For the year ended December 31,
	2020	2019	2020	2019
Cardinal Health	42%	10%	53%	25%
McKesson Corporation	14%	16%	20%	46%
AmerisourceBergen Corporation	13%	12%	18%	17%
Collegium	11%	52%	—%	—%
All others	20%	10%	9%	12%
Total	100%	100%	100%	100%

The change in the percentage of consolidated revenue by customer and the percentage accounts receivable by customer related to product shipments for the year ended December 31, 2019 to December 31, 2020 was primarily driven by the impact of the acquired products from the Zyla Merger in May 2020 as well as the sale of Gralise and NUCYNTA in January 2020 and February 2020, respectively.

Manufacturing

Our facilities are used for office purposes, no commercial manufacturing takes place at our facilities.

We are responsible for the supply and distribution of our marketed products. Our approved products are manufactured at contract manufacturing facilities in the U.S., Canada, and Italy. We have manufacturing, packaging and supply agreements with sole commercial suppliers for each of our marketed products, as follows:
•INDOCIN Products - Patheon Pharmaceuticals, Inc. (Patheon) and Cosette Pharmaceuticals, Inc;
•CAMBIA - MiPharm, S.p.A. and Pharma Packaging Solutions
•SPRIX - Jubilant HollisterStier LLC and Sharp Packaging Solutions
•Zipsor - Catalent Ontario Limited (Catalent) and Mikart Inc.
•OXAYDO - UPM Pharmaceuticals, Inc.

Drug Substances

The active pharmaceutical ingredient (“API”) used in SPRIX is ketorolac tromethamine and in OXAYDO is oxycodone hydrochloride. Both INDOCIN oral suspension and suppositories use indomethacin as the API. We currently procure these APIs on a purchase order basis, some of which are pursuant to an agreement with one of our suppliers. We acquire ketorolac tromethamine and indomethacin from European-based manufacturers while we secure oxycodone hydrochloride from a U.S.-based manufacturer. Both CAMBIA and Zipsor use diclofenac potassium as the API which we source from suppliers in Italy and Taiwan.

Oxycodone hydrochloride is classified as narcotic controlled substance under U.S. federal law and, as such, OXAYDO is classified as a Schedule II controlled substance by the U.S. Drug Enforcement Administration (“DEA”). Schedule II controlled substances are classified as having the highest potential for abuse and dependence among drugs that are recognized as having an accepted medical use. Consequently, the manufacturing, shipping, dispensing and storing of OXAYDO are subject to a high degree of regulation, as described in more detail under the caption “Governmental Regulation—Controlled Substances.”

    For additional information regarding our manufacturing, please also refer to “Item 1A. Risk Factors - We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products, and we depend on third parties that are single source suppliers to manufacture our products. Insufficient availability of our products or the active pharmaceutical ingredients and other raw materials necessary to manufacture our products, or the inability of our suppliers to manufacture and supply our products, will adversely impact our sales upon depletion of the active ingredient and product inventories.”

Intellectual Property

We regard the protection of patents, designs, trademarks and other proprietary rights that we own as critical to our success and competitive position.

Our Trademarks

    Assertio™, Depomed®, Zyla™, INDOCIN®, CAMBIA®, SPRIX®, Zipsor®, OXAYDO® are trademarks owned by or licensed to Assertio. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

Our Patents and Proprietary Rights

As of December 31, 2020, the U.S. patents we own or have in-licensed, and their expiration dates and the marketed products they cover, are as follows:

Product	U.S. Patent Nos. (Exp. Dates)
CAMBIA® (1)	7,759,394 (June 16, 2026)
8,097,651 (June 16, 2026)
8,927,604 (June 16, 2026)
9,827,197 (June 16, 2026)
SPRIX (2)	US8277781 (March 13, 2029) (3)
US8551454 (March 13, 2029) (3)
Zipsor® (4)	7,662,858 (February 24, 2029)
7,884,095 (February 24, 2029)
7,939,518 (February 24, 2029)
8,110,606 (February 24, 2029)
8,623,920 (February 24, 2029)
9,561,200 (February 24, 2029)

(1) Certain parties who have entered into settlement agreements with us will be able to market generic versions of CAMBIA starting in 2023.
(2) Directed to processes of manufacture related to SPRIX.
(3) Expiration date excludes any potential patent term adjustment.
(4) Certain parties who have entered into settlement agreements with us will be able to market generic versions of Zipsor starting in 2022.

Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. Our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know how. These confidentiality agreements may not be effective in certain cases. In addition, our trade secrets may otherwise become known or be independently developed by competitors. For further information regarding risks associated with the protection of our intellectual property rights, please also refer to “Item 1A. “Risk Factors - We are not always able to protect our intellectual property and are subject to risks from liability for infringing the intellectual property of others.”

Competition

We face competition and potential competition from several sources, including pharmaceutical and biotechnology companies, generic drug companies and drug delivery companies. NSAIDs such as celecoxib, diclofenac, ibuprofen, meloxicam, and naproxen are the major competitors for our NSAID products. Triptans and calcitonin gene-related peptide

(“CGRP”) inhibitor products are also competitors to our products for the treatment of migraine. The key competitive factors in this market are product effectiveness, product safety profile, brand awareness and managed care access. In addition, our products may face competition from alternative product candidates including new chemical entities (“NCEs”), alternative delivery forms of NSAIDs, as well as cannabidiols. Competing products developed in the future may prove superior to our products, either generally or in particular market segments. These developments could make our products noncompetitive or obsolete.

Government Regulation

FDA Approval Process

In the U.S. pharmaceutical products are subject to extensive regulation by the Food and Drug Administration (“FDA”). The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA delay or refusal to approve pending new drug applications (“NDAs”) or other marketing applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA approval process can be time consuming and cost intensive and companies may, and often do, re-evaluate the path of a particular product or product candidate at different points in the approval and post-approval process, even deciding, in some cases, to discontinue development of a product candidate or take a product off the market.

Preclinical and Clinical Studies

Governmental approval is required of all potential pharmaceutical products prior to the commercial use of those products. The regulatory process takes several years and requires substantial funds. Pharmaceutical product development in the U.S. for a new product or changes to an approved product typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing, along with other information that is known about an investigational drug product, are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Longer-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans, unless the FDA authorizes that the clinical investigations in the IND may begin sooner than 30 days after submission. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin, as long as other necessary approvals (for example, an institutional review board (“IRB”) overseeing clinical study sites) have been granted.

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with Current Good Clinical Practice (cGCP), which includes the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol intended to study an investigational new drug formulation must be submitted to the FDA as part of the IND. Additionally, an independent IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, concerns about subjects, or may impose other conditions. Sponsors have ongoing submission and reporting obligations to FDA and IRBs, and FDA and IRBs may exercise continuing oversight of a clinical trial.

Marketing Approval

FDA approval of an NDA is required before a product may be marketed in the U.S. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA requesting approval to market the product for one or more indications. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. During the review process, the FDA also reviews the drug’s product labeling to ensure that appropriate information is communicated to healthcare professionals and consumers.

As part of an application, the FDA may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. In addition, under the Pediatric Research Equity Act of 2003, certain NDAs or supplements to an NDA must contain adequate data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or partial or full waivers from the pediatric data requirements.

Before an NDA is approved, the FDA generally inspects one or more clinical sites and facilities at which the drug is manufactured to ensure they are in compliance with the FDA’s cGCPs and Current Good Manufacturing Practices (“cGMP”), respectively. If the FDA determines the application, data or manufacturing facilities are not acceptable, the FDA may note the deficiencies in the submission and request additional testing or information.

After evaluating the NDA, including all related information and clinical and manufacturing inspection reports, the FDA may issue an approval letter, or, in some cases, a complete response letter (“CRL”). A CRL generally contains a statement of specific conditions that must be met in order to obtain final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

The testing and approval process for an NDA requires substantial time, effort and financial resources. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

If approved, the FDA may still limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-marketing or Phase 4 clinical studies be conducted, require surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The results of post-marketing studies may cause the FDA to prevent or limit further marketing of a product. After approval, certain changes to the approved product, such as manufacturing changes, new labeling claim and new indications, are subject to additional requirements and FDA review and approval.

Foreign regulatory approval of a product must also be obtained prior to marketing a product internationally. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval and the time required for approval may delay or prevent marketing in certain countries.

Post Approval Requirements

Ongoing adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product.

In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs and NDA specifications after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and obtain licenses from certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting. Accordingly, manufacturers must continue to expend time, money, and training and compliance effort in the areas of production and quality control to maintain compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting requirements. Regulatory authorities may require remediation, withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems or new concerns are subsequently discovered. In addition, other regulatory action, including, among other things, warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, civil penalties, and criminal prosecution may be pursued.

Prescription Drug Marketing Act

The Prescription Drug Marketing Act of 1987 and the Prescription Drug Amendments of 1992 govern the storage, handling, and distribution of prescription drug samples. The law prohibits the sale, purchase, or trade (including an offer to sell, purchase or trade) of prescription drug samples; it also imposes various requirements upon manufacturers, including but not limited to, proper storage of samples, documentation of request and receipt of samples, validation of a requesting practitioner’s professional licensure, periodic inventory and reconciliation of samples, notification to the FDA of loss or theft of samples, and procedures for auditing sampling activity. Some similar state laws apply. In addition, section 6004 of the Patient Protection and Affordable Care Act also requires manufacturers to annually report the identity and quantity of drug samples that were requested and distributed to licensed HCPs in a given year.

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product, active ingredient, or method of use. Upon approval of a drug, each of the listed patents covering the approved drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredient(s) in the same strengths and dosage form, with essentially the same labeling as the listed drug, and that has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under an ANDA are commonly referred to as “generic equivalents” to the listed drug and often can or are required to be substituted by pharmacists fulfilling prescriptions written for the original listed drug.

The ANDA applicant is required to certify or make certain representations to the FDA concerning any patents currently listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) no relevant patent information has been filed, (ii) a listed patent has expired, (iii) a listed patent has not expired but will expire on a particular date and approval is sought after patent expiration, or (iv) a listed patent is invalid, unenforceable or will not be infringed by the marketing of the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding a patented method‑of‑use. If the ANDA applicant does not challenge the applicability of the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced NDA product have expired.

A certification that the ANDA product will not infringe the already approved NDA product’s listed patents, or that such patents are invalid or unenforceable, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the referenced product has expired.

Manufacturing Requirements

We, our suppliers, contract manufacturers and other entities involved in the manufacturing and distribution of approved drugs are required to comply with certain post-approval requirements and are subject to periodic unannounced inspections by the FDA and state agencies to assess compliance with cGMP requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Failure to achieve or maintain cGMP standards for our products would adversely impact their marketability.

We use third-party manufacturers to produce our products in clinical and commercial quantities, and we cannot be certain that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Third‑Party Payor Coverage and Reimbursement

The commercial success of our products is partially dependent on the availability of coverage and adequate reimbursement from public (i.e., federal and state government) and private (i.e., commercial) payors. These third‑party payors may deny coverage or reimbursement for a product or therapy— either in whole or in part— if they determine that the product or therapy was not medically appropriate or necessary. Also, third‑party payors will continue to control costs by limiting coverage through the use of formularies and other cost‑containment mechanisms, and the amount of reimbursement for particular procedures or drug treatments. For example, sales of SPRIX have been negatively impacted by a recent formulary action by a large pharmacy benefit manager (“PBM”).

The cost of pharmaceutical products continues to generate substantial governmental and third‑party payor interest. We expect the pharmaceutical industry will continue to experience pricing pressures, given the trend toward managed healthcare, the increasing influence of managed care organizations, and additional regulatory and legislative proposals. Our results of operations and business could be adversely affected by current and future third‑party payor policies, as well as healthcare legislative reforms.

Some third‑party payors also require pre‑approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for any future product candidates and to operate profitably.

Fraud and Abuse

The Foreign Corrupt Practices Act (“FCPA”), prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for influencing any act or decision of the foreign entity to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the companies to maintain books and records that accurately and fairly reflect all transactions of the companies, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Pharmaceutical companies that participate in federal healthcare programs are subject to various U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti‑kickback and false claims laws. Violations of U.S. federal and state fraud and abuse laws may be punishable by criminal or civil sanctions, including fines, civil monetary penalties and exclusion from federal healthcare programs (including Medicare and Medicaid).

Federal statutes that apply to us include the federal Anti‑Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration in exchange for or to generate business, including the purchase or prescription of a drug, that is reimbursable by a federal healthcare program such as Medicare and Medicaid, and the Federal False Claims Act (“FCA”), which generally prohibits knowingly and willingly presenting, or causing to be presented, for payment to the federal government any false, fraudulent or medically unnecessary claims for reimbursed drugs or services. Government enforcement agencies and private whistleblowers have asserted liability under the FCA for claims submitted involving inadequate care, kickbacks, improper promotion of off‑label uses and misreporting of drug prices to federal agencies.

Similar state laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental payors, including private insurers. These state laws may be broader in scope than their federal analogues, such as state false claims laws that apply where a claim is submitted to any third‑party payor, regardless of whether the payor is a private health insurer or a government healthcare program, and state laws that require pharmaceutical companies to certify compliance with the pharmaceutical industry’s voluntary compliance guidelines.

Federal and state authorities have increased enforcement of fraud and abuse laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the law and bringing suits on behalf of the government under the FCA and under state and local laws. These laws are broad in scope and there may not be regulations, guidance or court decisions that definitively interpret these laws and apply them to particular industry practices. In addition, these laws and their interpretations are subject to change.

Controlled Substances

The DEA is the federal agency responsible for domestic enforcement of the Controlled Substances Act of 1970 (“CSA”). The DEA regulates controlled substances as Schedule I, II, III, IV and V substances. Schedule I substances, by definition, have high potential for abuse, no currently accepted medical use in the U.S and lack accepted safety for use under medical supervision and may not be marketed or sold in the U.S. Except for research and industrial purposes, a pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

Oxycodone

OXAYDO, an IR oxycodone product designed to discourage abuse via snorting, is regulated as a Schedule II controlled substance as defined in the CSA. Other companies’ oxycodone products have been subject to recent scrutiny, litigation, and concerns.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule II. Distributions of any Schedule II controlled substance must also be accompanied by special order forms. Any of our products regulated as Schedule II controlled substances will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much morphine and oxycodone may be produced in total in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate number of opioids that the DEA allows to be produced in the U.S. each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. Our company (and our license partners and contract manufacturers) receive an annual quota from the DEA that enables us to produce or procure specific quantities of Schedule II substances, including oxycodone hydrochloride for use in manufacturing OXAYDO. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether to make such adjustments. The quotas we are provided for specific active ingredients may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position, and results of operations.

To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement action, which could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

Individual states also independently regulate controlled substances. We and our license partners and our contract manufacturers will be subject to state regulation on distribution of these products.

Prescription Limitations

Many states, including the Commonwealths of Massachusetts, and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of the immediate-release form of opiates (OXAYDO), mandate the use by prescribers of prescription drug databases and mandate prescriber education. These and other state and local laws applicable to the pharmaceutical industry may affect our business and operations as well as those of our commercialization and development partners.

Impact of Public Pressure on Drug Pricing, Healthcare Reform and Legislation Impacting Payor Coverage

The pricing and reimbursement of our pharmaceutical products is partially dependent on government regulation. We offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including: Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate Program, Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs, the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program, and the Health Resources and Services Administration’s 340B Drug Pricing Program. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B Program. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to penalties.

In the U.S., federal and state government healthcare programs and private third-party payors routinely seek to manage utilization and control the costs of our products. In the U.S., there is an emphasis on managed healthcare, which may put additional pressure on pharmaceutical drug pricing, and reimbursement and usage, and adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, including formulary coverage and positioning, laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies, and pricing in general.

Efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products— including legislation on drug importation— could adversely affect our business if implemented. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing, resulting in proposals to address the perceived high cost of pharmaceuticals, and drug pricing continues to be an agenda item at both the federal and state level.

The U.S. pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the U.S. Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (“ACA”). The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug medicines. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms— any or all of which may affect our business. Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. We continue to face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify, or invalidate some or all of the provisions of the ACA.

Any future healthcare reform efforts, including those related specifically to the ACA, and any that further limit coverage and reimbursement of pharmaceutical products, may adversely affect our business and financial results. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Other Healthcare Laws and Compliance Requirements

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (“HHS”) (e.g., the Office of Inspector General, “OIG”), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, pharmaceutical manufacturers’ activities (including sales and marketing activities, as well as scientific/educational grant programs, among other activities) are subject to fraud and abuse laws, such as the federal Anti‑Kickback Statute, the federal False Claims Act, as amended, and similar state laws. Typically, pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. These activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti‑Kickback Statute prohibits any person or entity, including a prescription drug manufacturer, or a party acting on its behalf, from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce another to (i) refer an individual for the furnishing of a pharmaceutical product for which payment may be made under a federal healthcare program, such as Medicare or Medicaid (“covered product”); (ii) purchase or order any covered product; (iii) arrange for the purchase or order of a covered product; or (iv) recommend a covered product. This statute has been interpreted broadly to apply to a wide range of arrangements between pharmaceutical manufacturers and others, including, but not limited to, any exchange of remuneration between a manufacturer and prescribers (such as physicians), purchasers, pharmacies, PBMs, formulary managers, group purchasing organizations, hospitals, clinics and other health care providers, and patients. The term “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, and rebates, “value-added” services, the furnishing of supplies or equipment at no charge, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. Although there are several statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce referrals, prescribing, purchasing, or recommending covered products may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Additionally, many states have adopted laws like the federal Anti‑Kickback Statute, and some of these state prohibitions apply, in at least some cases, to the referral of patients for healthcare items or services reimbursed by any third‑party payor— not only the Medicare and Medicaid programs— and do not contain safe harbors. Violations of fraud and abuse laws such as the Anti-Kickback Statute may be punishable by criminal or civil sanctions and/or exclusion from federal healthcare programs (including Medicare and Medicaid). Our arrangements and practices may not, in every case, meet all criteria for applicable exceptions and/or safe harbors for the Anti‑Kickback Statute, and thus would not be immune from prosecution under the Statute. Additionally, Anti‑Kickback Statute and similar state laws are subject to differing interpretations and may contain ambiguous requirements or require administrative guidance for implementation. Finally, some of the safe harbor rules are currently under review for potential revision. Given these variables, our activities could be subject to the penalties under the Anti-Kickback Statute and similar authorities.

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has violated the False Claims Act, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third‑party payor, not merely a federal healthcare program.

There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability based on inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics, such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off‑label uses not expressly approved by FDA in a drug’s label, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws.

We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created several federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third‑party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement about the delivery of or payment for healthcare benefits, items or services.

In addition, our marketing activities may be limited by data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, HIPAA and its implementing regulations established standards for “covered entities,” which are certain healthcare providers, health plans and healthcare clearinghouses, regarding the security and privacy of protected health information. While we are not a covered entity under HIPAA, many of our customers are, and this limits the information they can share with us. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) expanded the applicability of HIPAA’s privacy, security, and breach notification standards. Among other things, HITECH makes HIPAA’s security and breach standards (and certain privacy standards) directly applicable to “business associates,” which are entities that perform certain services on behalf of covered entities involving the exchange of protected health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. While we do not currently perform any services that would render us a business associate under

HIPAA/HITECH, it is possible that we may provide such services in the future and would be subject to the applicable provisions of HIPAA/HITECH. Finally, we are likely to be directly subject to state privacy and security laws, regulations and other authorities— specifically including the California Consumer Privacy Act— which may limit our ability to use and disclose identifiable information, and may impose requirements related to safeguarding such information, as well as reporting on breaches.

Additionally, the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires that manufacturers of prescription drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to HHS information related to “payments or other transfers of value” provided to U.S. “physicians” (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and “teaching hospitals.” The Open Payments program also requires that manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held in them by physicians (as defined above) and their immediate family members. Manufacturers’ reports are filed annually with the CMS by March 31, covering the previous calendar year. CMS posts disclosed information on a publicly available website annually by June 30.

There are also an increasing number of state laws that regulate or restrict pharmaceutical manufacturers’ interactions with health care providers licensed in the respective states. Beyond prohibiting the provision of certain payments or items of value, these laws require pharmaceutical manufacturers to, among other things, establish comprehensive compliance programs, adopt marketing codes of conduct, file periodic reports with state authorities regarding sales, marketing, pricing, and other activities, and register/license their sales representatives. Laws require manufacturers to file reports regarding payments and items of value provided to health care providers (similar to the federal Open Payments program). Many of these laws contain ambiguities as to what is required to comply with the laws. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. Given the lack of clarity with respect to these laws and their implementation, despite our best efforts to act in full compliance, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties— including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre‑ marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts including government contracts and the curtailment or restructuring of our operations— any of which could adversely affect our ability to operate our business and our results of operations. With respect to any of our products sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable privacy laws and post‑marketing requirements, including safety surveillance, anti‑fraud and abuse laws, and implementation of corporate compliance programs, and reporting of payments or transfers of value to healthcare professionals.

For additional information and risks regarding the above-described government regulations, please also refer to “Item 1A. Risk Factors.”

Employees

As of March 1, 2021, we had 27 full‑time employees, all employed in the U.S. During 2020 we announced restructuring plans that included significant reduction of our workforce, for additional information regarding the restructuring plans see “Item 8. Financial Statements and Supplementary - Note 10 Restructuring Charges.” None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition for highly skilled talent, and we offer a robust set of benefits, career-enhancing learning experiences and initiatives aligned with our mission, vision, and values. We believe we offer competitive compensation for our employees and strongly embrace pay for performance.

Our Employee Handbook and Code of Business Conduct and Ethics clearly outlines our unwavering commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, sex, gender, identity, religion, disability or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also a proud equal opportunity employer and cultivate a highly collaborative and entrepreneurial culture.

ITEM 1A.  RISK FACTORS

In addition to other information in this report, please consider the following discussion of factors that makes an investment in our securities risky. The risks or uncertainties described in this Form 10‑K can materially and adversely affect our business, results of operations or financial condition. The risks and uncertainties described below have been grouped under general risk categories, one or more of which categories may be applicable to the risk factors described. The risks and uncertainties described in this Form 10‑K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that can harm our business, results of operations and financial condition.

Summary of Risk Factors

The following is a summary of the risks more fully described below and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to Commercial, Regulatory and Other Business Matters
•Our corporate restructuring may be disruptive to our business and may not result in anticipated savings.
•The COVID-19 pandemic has been affecting the Company’s business and operations and may continue to do so.
•We may not successfully commercialize our products.
•Approval for generic versions of our products will have a materially adverse effect on our business.
•We may not succeed in pursuing business development, strategic partnerships and investment opportunities.
•We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products and single source suppliers to manufacture our products.
•Commercial disputes may adversely affect the commercial success of our products.
•We may be unable to compete successfully in the pharmaceutical industry.
•We may be unable to negotiate acceptable pricing or obtain adequate reimbursement for our products.
•Business interruptions can adversely impact our ability to operate our business.
•Data breaches and cyber-attacks can damage to our business.
•We do not have employment agreements with our executive management team.
•Our corporate structure may not prevent veil piercing.

Risks Related to the Historical Commercialization of Opioids
•We are impacted by governmental investigations, regulatory actions and lawsuits regarding Assertio Therapeutics’ historical commercialization of opioids.
•We may not be able to adequately protect ourselves from product liability losses and other litigation liability.

Risks Related to Our Industry
•We are impacted by increased scrutiny of the pharmaceutical industry.
•We may fail to comply with applicable statutes or regulations.
•We may incur significant liability if it is determined that we have promoted “off-label” use of drugs.
•Healthcare reform may increase our expenses and impact our products.

Risks Related to Our Intellectual Property
•We are not always able to protect our intellectual property and may be liable for infringing the intellectual property of others.
•Settlements to ANDA litigation can be challenged and have the potential to lead to significant damage awards.

Risks Related to Our Financial Position
•We may not have sufficient capital resources to fund our future operations or product acquisitions and strategic transactions.
•We may be unable to generate sufficient cash flow from our business to make payments on our debt.
•Failure to successfully identify and acquire complementary businesses, products or technologies will limit our business growth and prospects.
•Strategic transactions may fail.
•We may not be able to integrate any business, product or technology we acquire.
•The price of our common stock historically has been volatile.
•We have incurred operating losses in the past and may incur operating losses in the future.
•We have significant amounts of long-lived assets which depend upon future positive cash flows to support the values recorded in our balance sheet.
•We may be impacted by our customer concentration.
•Our product revenues have typically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year.
•The fair value of contingent consideration assumed as part of our acquisitions and the Zyla Merger may change.
•We may be unable to satisfy regulatory requirements relating to internal controls.
•Our financial results are impacted by management’s assumptions and use of estimates.

Risks Related to Future Product Development
•Our future product candidates or those of our collaborative partners may not be approved or achieve market acceptance.
•We customarily depend on third-party organizations to conduct clinical trials with regard to product candidates.
•We may not obtain or maintain necessary regulatory approvals.
•We are subject to risks associated with NDAs submitted under Section 505(b)(2) of the FDCA.

Risks Related to Share Ownership and Other Stockholder Matters
•We are a “smaller reporting company” and we take advantage of reduced disclosure and governance requirements applicable to such companies, which could result in our common stock being less attractive to investors.
•We are subject to risks from future proxy fights or the actions of activist shareholders.
•We are subject to risks related to unsolicited takeover attempts in the future.
•We do not intend to pay dividends on our common stock, so any returns on shares of our common stock will be limited to changes in the value of our common stock.
•Our common stock may be delisted from the Nasdaq Capital Market if we are unable to regain compliance with Nasdaq's continued listing standards.

Risks Related to Commercial, Regulatory and Other Business Matters

Our corporate restructuring and the associated headcount reduction could disrupt our business, may not result in anticipated savings and could result in total costs and expenses that are greater than expected.

On December 14, 2020, our Board of Directors approved a restructuring of our workforce, including the layoff of 107 full-time employees. In addition, the restructuring included the departure of four executives. The restructuring is intended to reduce our operating costs.

The restructuring has resulted in the loss of institutional knowledge and expertise, as well as the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. Such effects from our restructuring program could have a material adverse effect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our restructuring program. Our restructuring plan may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our technical operations and commercial functions, which would have a negative impact on our ability to commercialize our products. Our future financial performance will depend, in part, on our ability to effectively manage any future growth or restructuring, as applicable. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or make cash payments as a result of our restructuring initiative that were not previously contemplated which could result in an adverse effect on our business or results of operations.

The COVID-19 pandemic has been affecting our business and operations and may continue to affect these operations for a sustained period.

The ongoing COVID-19 pandemic has impacted our ability to see in-person providers who prescribe our products. Additionally, due to the limitations on elective surgeries, we have experienced a decline in prescriptions associated with those elective procedures. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. The impact of the pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our liquidity. We do not yet know the full extent of potential delays or impacts on our business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, including suppliers and distributors.

If we do not successfully commercialize our products, our business, financial condition and results of operations will be materially and adversely affected.
In June 2012, we acquired Zipsor and began commercial promotion of Zipsor in July 2012. In December 2013, we acquired CAMBIA and began commercial promotion of CAMBIA in February 2014. In May 2020, we acquired INDOCIN Products and SPRIX and immediately began commercial promotion of those products. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from our products depends on a number of factors, including, but not limited to, our ability to:

•develop and execute our sales and marketing strategies for our products;
•achieve, maintain and grow market acceptance of, and demand for, our products;
•obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payors;
•maintain, manage or scale the necessary sales, marketing, manufacturing, managed markets and other capabilities and infrastructure that are required to successfully integrate and commercialize our products;
•obtain adequate supply of our products;
•maintain and extend intellectual property protection for our products; and
•comply with applicable legal and regulatory requirements.

If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our revenues and our business, financial condition and results of operations will be materially and adversely affected.

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
    Any introduction of one or more products generic to any of our products, whether as a result of an ANDA or otherwise, would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, could have an adverse impact on our stock price. Moreover, if the patents covering our products are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition would have a material adverse effect on our business, financial condition and results of operations.

Certain parties who have entered into settlement agreements with us will be able to market generic versions of CAMBIA and Zipsor beginning in 2023 and 2022, respectively. The Orange Book patents for SPRIX expired in December 2018 and INDOCIN Products currently has no patent protection.

Our success is dependent on our executive management team’s ability to successfully pursue business development, strategic partnerships and investment opportunities to build and grow for the future.

Since 2017, we have been in the process of transforming into a leading diversified, specialty pharmaceutical company with a goal of rapidly de-leveraging our balance sheet, growing our core business and opportunistically building for the future via business development. Since then, we have completed a number of transactions to advance toward achieving our stated goals. As a result of the transformation from these transactions, we have positioned ourselves to actively pursue business development, strategic partnerships, and investment opportunities to build and grow for the future.

If our executive management team is not able, in a timely manner, to develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected, and the existing business may be required to take steps to reduce its costs at some point in time. While our executive officers have significant industry-related experience, it may take time to develop, implement and execute our business strategies and plans. Any delay in the execution of our business plans by our executive management team, or any future changes to such management team, could affect our ability to develop, implement and execute our business strategies and plans, which could have a material adverse effect on our business, financial condition and results of operations.

Further, our future business strategies and plans may differ materially, or may continue to evolve, from those we previously pursued. If our business strategies and plans, or our efforts to realize future operational efficiencies, cause disruption in our business or operations or do not achieve the level of success or results we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products, and we depend on third parties that are single source suppliers to manufacture our products. Insufficient availability of our products or the active pharmaceutical ingredients and other raw materials necessary to manufacture our products, or the inability of our suppliers to manufacture and supply our products, will adversely impact our sales upon depletion of the active ingredient and product inventories.

We have one qualified supplier for the active pharmaceutical ingredient in each of our products. We do not have, and we do not intend to establish in the foreseeable future, internal commercial-scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and any future product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, quality concern or failure to obtain sufficient supplies of our products, or the necessary active pharmaceutical ingredients, excipients or components, from our suppliers would adversely affect our business, results of operations and financial condition.

The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to continue our clinical trials, could be adversely affected. The manufacturing processes of our third-party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ and/or suppliers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

Our commercialization, collaborative and other arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our products.

We currently have collaboration or license arrangements with a number of companies, including Nuvo Pharmaceuticals, Inc. and Eolas Pharma Teoranta. In addition, we have in the past and may in the future enter into other commercialization or collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements. We may not execute definitive agreements formalizing these arrangements.
Commercialization and collaborative relationships are generally complex and can give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes can delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from commercializing products or technologies developed pursuant to such collaborations. Additionally, the commercialization or collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization and collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization or collaborative partners to abide by the terms of their respective agreements with us (including their failure to accurately calculate, report or pay any royalties payable to either us or a third party or their failure to repay, in full or in part, either any outstanding receivables or any other amounts for which we are entitled to reimbursement) may adversely affect our results of operations.
We are not always able to enter into commercialization or collaborative arrangements on acceptable terms, which can harm our ability to develop and commercialize our current and potential future products and technologies. Other factors relating to collaborations that may adversely affect the commercial success of our products include:
•any parallel development by a commercialization or collaborative partner of competitive technologies or products;
•arrangements with commercialization or collaborative partners that limit or preclude us from developing products or technologies;
•premature termination of a commercialization or collaboration agreement or the inability to renegotiate existing agreements on favorable terms; or
•failure by a commercialization or collaborative partner to devote sufficient resources to the development and commercial sales of products using our current and potential future products and technologies.

Our commercialization or collaborative arrangements do not necessarily restrict our commercialization or collaborative partners from competing with us or restrict their ability to market or sell competitive products. Our current and any future commercialization or collaborative partners may pursue existing or other development-stage products or alternative technologies in preference to those being commercialized or developed in collaboration with us.

In addition, contract disputes with customers or other third parties may arise from time to time. Our commercialization or collaborative partners, or customers or other third parties, may also terminate their relationships with us or otherwise decide not to proceed with the development, commercialization or purchase of our products.

We and our commercial partners may be unable to compete successfully in the pharmaceutical industry.

Competition in the pharmaceutical industry is intense and we expect competition to increase. Competing products currently under development or developed in the future may prove superior to our products and may achieve greater commercial acceptance. Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we and our commercial partners do.

Pursuant to the Zyla Merger, we acquired SPRIX and two forms of INDOCIN. SPRIX is an NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. INDOCIN Products are approved for moderate to severe rheumatoid arthritis including acute flares of chronic disease, moderate to severe ankylosing spondylitis, moderate to severe osteoarthritis, acute painful shoulder (bursitis and/or tendinitis) and acute gouty arthritis. We face and will continue to face competition from other companies in the pharmaceutical, medical devices and drug delivery industries with respect to SPRIX and INDOCIN Products. These products compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics.

An alternate formulation of diclofenac is the active ingredient in CAMBIA that is approved in the U.S. for the acute treatment of migraines in adults. CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Currently, eight triptans are available generically and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan, sumatriptan-naproxen and zolmitriptan). Branded competitors include Zomig Nasal Spray, Onzetra, Xsail, Sumavel, Zembrace SymTouch and Treximet, which is a fixed-dose combination product containing sumatriptan and naproxen. There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including CGRP inhibitor products.

Diclofenac, the active pharmaceutical ingredient in Zipsor, is an NSAID that is approved in the U.S. for the treatment of mild to moderate pain in adults, including the symptoms of arthritis. Both branded and generic versions of diclofenac are marketed in the U.S. Zipsor competes against other drugs that are widely used to treat mild to moderate pain in the acute setting. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

If we or our commercialization partners are unable to negotiate acceptable pricing or obtain adequate reimbursement for our products from third-party payors, our business will suffer.
Sales of our products depend significantly on the availability of acceptable pricing and adequate reimbursement from third-party payors such as:
•government health administration authorities;
•private health insurers;
•health maintenance organizations;
•managed care organizations;
•pharmacy benefit management companies; and
•other healthcare-related organizations.

If reimbursement is not available for our products or any future product candidates, demand for our products may be limited. Further, any delay in receiving approval for reimbursement from third‑party payors could have an adverse effect on our future revenues.
Third-party payors frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payors from price increases above a specified annual limit. We and our commercialization partners have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third-party payors to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third-party payors may increase their leverage in negotiations with pharmaceutical companies. If we or our commercialization partners are forced to provide additional discounts and rebates to third-party payors to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third-party payors do not accurately and timely report the eligibility and utilization of our products under their plans, our reserves for rebates or other amounts payable to third-party payors may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products. Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations. For example, sales of SPRIX have been negatively impacted by a recent formulary action by a large PBM. In addition, any third-party payor decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.
There have been, and there will continue to be, legislative, regulatory and third-party payor proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the ACA and the Health Care and Education Reconciliation Act, intended to curb rising healthcare costs. These cost-containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. In California, voters rejected Proposition 61 in November 2016, a ballot initiative that would have prohibited the state from buying prescription drugs from a drug manufacturer at a price over the lowest price paid for such drug by U.S. Department of Veterans Affairs. Although Proposition 61 was defeated, these and other cost-containment or price-control measures, if adopted at the federal or state level, could significantly decrease the price that we or our commercialization partners receive for our products and any product that we may develop or acquire, which would harm our business, financial condition and results of operations.

Business interruptions can limit our ability to operate our business and adversely impact the success of our commercialization partners.
Our operations and infrastructure, and those of our partners, third-party suppliers, manufacturers and vendors are vulnerable to damage or interruption from cyber-attacks and security breaches, human error, natural disasters, fire, flood, the effects of climate change, actual or threatened public health crises, power loss, telecommunications failures, equipment failures, intentional acts of theft, vandalism, terrorism, public health crises and similar events. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.
Data breaches and cyber-attacks can compromise our intellectual property or other sensitive information and cause significant damage to our business.
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of this information is critical to our business. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motives (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted to target our information systems. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Our network and storage applications and those of our third-party vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.

Although our Board of Directors, through our Audit Committee, regularly discusses with management our policies and practices regarding information technology systems, information management systems and related infrastructure, including our information technology and information management security, risk management and back-up policies, practices and infrastructure, it is often difficult to anticipate or immediately detect such incidents and the damage that may be caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information, including our financial information or the information of our business partners. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our third-party vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our business.
Our success is dependent in large part upon the continued services of our executive management team with whom we do not have employment agreements.
Our success is dependent in large part upon the continued services of members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with any of our executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates, or otherwise adversely impact our business.
Despite our corporate structure, creditors of either Assertio Therapeutics or Zyla could be successful in piercing the corporate veil and reaching the assets of one another, which could have an adverse effect on us and our operating results, results from continued operations, and financial condition.

Assertio Therapeutics and Zyla are separate legal entities within our holding company corporate structure. There can be no assurance that our efforts to preclude corporate veil-piercing, alter ego, control person, or other similar claims by creditors of any one particular entity within our corporate structure from reaching the assets of the other entities within our corporate structure to satisfy claims will be successful. If a court were to allow a creditor to pierce the corporate veil and reach the assets of such other entities within our corporate structure, despite such entities not being liable for the underlying claims, it could have a material adverse effect on us and our operating results, results from continued operations, and financial condition.

Risks Related to the Historical Commercialization of Opioids
Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to Assertio Therapeutics’ historical commercialization of opioids can adversely affect our business, financial condition and results of operations.
As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by state and local governmental entities and private parties. For example, Assertio Therapeutics is currently named as a defendant, along with numerous other manufacturers and distributors of opioid drugs, in multiple lawsuits alleging common-law and statutory causes of action for alleged misleading or otherwise improper marketing and promotion of opioid drugs. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.”

In March 2017, Assertio Therapeutics received a letter from Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Assertio Therapeutics has also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding our historical sales and marketing of opioid products. In addition, the CDI has issued a subpoena to Assertio Therapeutics seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product which Assertio Therapeutics recently divested to Alvogen. Assertio Therapeutics has also received subpoenas from the DOJ and the New York Department of Financial Services seeking documents and information regarding its historical sales and marketing of opioid products. Assertio Therapeutics also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. Assertio Therapeutics is cooperating with the foregoing governmental investigations and inquiries. These matters are described in “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.”

These and other governmental investigations or inquiries, as well as lawsuits, in which we are and may become involved may result in additional claims and lawsuits being brought against us by governmental agencies or private parties. It is not possible at this time to predict either the outcome or the potential financial impact of the opioid-related lawsuits mentioned above or any governmental investigations or inquiries of us or any lawsuits or regulatory responses that may result from such investigations or inquiries or otherwise. It is also not possible at this time to predict the additional expenses related to such ongoing opioid-related litigation and investigations, which may be significant. The initiation of any additional investigation, inquiry or lawsuit relating to us, the costs and expenses associated therewith, or any assertion, claim or finding of wrongdoing by us, could:
•adversely affect our business, financial condition and results of operations;
•result in reputational harm and reduced market acceptance and demand for our products;
•harm our ability and our commercial partners’ ability to market our products;
•cause us to incur significant liabilities, costs and expenses; and
•cause our senior management to be distracted from execution of our business strategy.

Furthermore, these pending investigations, inquiries and lawsuits could negatively affect our ability to raise capital and impair our ability to engage in strategic transactions.

We face risks relating to product liability losses and other litigation liability for which we may be unable to maintain or obtain adequate protection.
We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our opioid products. Moreover, we recently settled coverage litigation with our primary product liability insurer regarding whether opioid litigation claims noticed by us are covered by our policies with such insurer. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.” If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
We have obtained product liability insurance for sales of our products and clinical trials currently underway, but:

•we may be unable to maintain product liability insurance on acceptable terms;
•we may be unable to obtain product liability insurance for future trials;
•we may be unable to obtain product liability insurance for future products; or
•our insurance may not provide adequate protection against potential liabilities (including pending and future claims relating to opioid litigation), or may provide no protection at all.

Our inability to obtain or maintain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If third parties were to bring a successful product liability or other claims, or series of claims, against us for uninsured liabilities, or in excess of our insured liability limits, our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Industry
We are subject to risks from changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, which can adversely affect our business, financial condition and results of operations.
The manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, could adversely affect our business and our ability to commercialize our products, thereby adversely affecting our financial condition and results of operations.

In addition, various federal and state governmental entities, including the U.S. Department of Justice (DOJ) and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market or have marketed opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ, several state attorneys general, the New York Department of Financial Services and other state regulators seeking documentation and information in connection with Assertio Therapeutics’ historical sales and marketing of opioid products. We also received a subpoena from the State of California Department of Insurance (CDI) seeking information relating to our historical sales and marketing of Gralise. There has been recent regulatory attention focused on gabapentin as a result of a perceived risk of the compound being used as a potential for opioid abuse. Although gabapentin is neither an opioid nor classified as a controlled substance by the DEA, as a result of the perceived risks relating to substance abuse, several states have scheduled gabapentin as a controlled substance.

Governmental regulators could take measures that could have a negative effect on our business and our products. Any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to our other products could adversely affect our business, results of operations, and financial condition.

The regulatory actions described above, as well as the related litigation and investigations, not only create financial and operational pressure on us, but could also put pressure on other companies in our industry and with which we have contractual arrangements. Such pressures could negatively impact our contractual counterparties and may give rise to contract cancellations, breaches or rejections in bankruptcy. Furthermore, in the event that a contract counterparty seeks to reject a contract, we may have an unsecured claim for damages, which may not be paid in full (if at all), and we may be forced to return payments made within 90 days of the date of filing for bankruptcy protection. If any of these events should occur, it may have a material adverse effect on our business, financial condition and results of operations.
The foregoing and other similar initiatives and actions, whether taken by governmental authorities or other industry stakeholders, may result in increased administrative costs in responding to government inquiries, as well as the reduced availability, prescribing, sales and use of our products, which could adversely affect our ability to commercialize our products thereby adversely affecting our business, financial condition and results of operations.
Pharmaceutical marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.
Our current marketing activities associated with our products, as well as marketing activities related to any other products that we may acquire, or for which we or our collaborative partners obtain regulatory approval, are and will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under these laws, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payor.
Governmental authorities may also seek to hold us responsible for any failure of our commercialization or collaborative partners to comply with applicable statutes or regulations. If we, or our commercial or collaborative partners, fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of our products, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions and exclusion of our products from reimbursement under government programs, as well as other regulatory or investigatory actions against our future product candidates, our commercial or collaborative partners or us.
We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs.
Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any of the investigations of the DOJ, the attorneys general identified above, and the CDI, as well as the actions filed by states and municipalities against us, result in a finding that we engaged in wrongdoing, including sales and marketing practices for our current and future products that violate applicable laws and regulations, we would be subject to significant liabilities. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation. For additional information regarding potential liability, see also “ - Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to Assertio Therapeutics’ historical commercialization of opioids can adversely affect our business, financial condition and results of operations.”

Healthcare reform can increase our expenses and adversely affect the commercial success of our products.

The ACA includes numerous provisions that affect pharmaceutical companies. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties. These and other aspects of the ACA, including regulations that may be imposed in connection with the implementation of the ACA, such as the 340B Program (which requires pharmaceutical manufacturers to provide outpatient drugs to eligible healthcare organizations and covered entities at significantly reduced prices), could increase our expenses and adversely affect our ability to successfully commercialize our products and any future product candidates.
Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, the Tax Cuts and Jobs Act that was signed into law on December 22, 2017 eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage, commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business. Additional legislative changes, regulatory changes, and judicial challenges related to the ACA are likely. Any new laws or regulations that have the effect of imposing additional costs or regulatory burden on pharmaceutical manufacturers, or otherwise negatively affect the industry, could adversely affect our ability to successfully commercialize our products and any future product candidates. The implementation of any price controls, caps on prescription drugs or price transparency requirements, whether at the federal level or state level, could adversely affect our business, operating results and financial condition.

Risks Related to Our Intellectual Property

We are not always able to protect our intellectual property and are subject to risks from liability for infringing the intellectual property of others.
Our success will depend in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights by, among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. We hold patents in the U.S. and in foreign countries. In addition, we may pursue patent applications relating to our technologies in the U.S. and abroad. Any such patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, by entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any such intellectual property claims directly against us. The pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. Patents issued to third parties could in the future be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we or our commercial partners could be subject to substantial damages for past infringement or could be forced to stop or delay activities with respect to any infringing product, unless we or our commercial partner, as applicable, can obtain a license, or our product may need to be redesigned so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.
From time to time, we may become aware of activities by third-parties that may infringe our patents. Infringement of our patents by others may reduce our market shares (if a related product is approved) and, consequently, our potential future revenues and adversely affect our patent rights if we do not take appropriate enforcement action. We may need to engage in litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. For instance, we and our predecessors have previously been engaged in ANDA litigation involving CAMBIA, SPRIX and Zipsor. It is possible our issued or licensed patents may not be held valid by a court of competent jurisdiction or the Patent Trial and Appeal Board (PTAB). Whether or not the outcome of litigation or the PTAB proceeding is favorable to us, the litigation and the proceedings may take significant time, may be expensive and may divert management’s attention from other business concerns. We may also be required to participate in derivation proceedings or other post-grant proceedings declared by the U.S. Patent and Trademark Office (USPTO) for the purposes of, respectively, determining the priority of inventions in connection with our patent applications or determining validity of claims in our issued patents. Adverse determinations in litigation or proceedings at the USPTO could adversely affect our business, results of operations and financial condition and could require us to seek licenses which may not be available on commercially reasonable terms, or at all, or subject us to significant liabilities to third parties. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

Settlements to ANDA litigation can be challenged and have the potential to lead to significant damage awards.
In circumstances where we settle patent litigation claims asserted against generic drug companies, the terms of these settlements have the potential to generate new litigation. For example, we are a co-defendant in a class action brought by certain direct and indirect purchasers of our former product Glumetza (metformin), which was previously the subject of ANDA patent litigation. The plaintiffs in this action allege that a term of the settlement agreement violated antitrust laws and thus subsequently led to higher prices for Glumetza. While we believe we have substantive defenses to this action, there can be no assurance that we will prevail in this action. To the extent that we or our co-defendants are found to have acted improperly, we could be jointly and severally liable for a significant damages award, which could potentially exceed our ability to pay. Entry into other patent litigation settlement agreements in the future subjects us to additional potential claims challenging these settlements under antitrust laws or other novel theories.

Risks Related to Our Financial Position

Our existing capital resources are not necessarily sufficient to fund our future operations or product acquisitions and strategic transactions that we may pursue.

We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, or product acquisitions and strategic transactions that we may pursue, or our litigation-related costs, we will have to raise additional funds through the sale of our equity securities, through additional debt financing, from development and licensing arrangements or from the sale of assets. We may be unable to raise such additional capital on a timely basis and on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations.
We have significant indebtedness under the 13% senior secured notes due 2024 that we assumed in the Zyla Merger (the Secured Notes). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Secured Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate sufficient cash flow or if our results of operations cause us to fail to comply with our financial covenants, we may be required to take one or more actions, including refinancing our debt, significantly reducing expenses, renegotiating our debt covenants, restructuring our debt, selling assets or obtaining additional capital, each of which may be on terms that may be onerous, highly dilutive or disruptive to our business. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on commercially reasonable or acceptable terms, which could result in a default on our obligations, including the Secured Notes.

We may seek to refinance all or a portion of our outstanding indebtedness in the future. Any such refinancing would depend on the capital markets and business and financial conditions at the time, which could affect our ability to obtain attractive terms if or when desired or at all.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences to our business. For example, it could:
•make it more difficult for us to meet our payment and other obligations under our indebtedness;
•result in other events of default under our indebtedness, which events of default could result in all of our debt becoming immediately due and payable;
•make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•limit our ability to borrow additional amounts for working capital and other general corporate purposes, including funding possible acquisitions of, or investments in, new and complementary businesses, products and technologies, which is a key element of our corporate strategy;
•subject us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;
•require the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including working capital, clinical trials, research and development, business development activities, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•put us at a disadvantage compared to our competitors who have less debt.

Any of these factors can adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

Acquisition of new and complementary businesses, products and technologies is a key element of our corporate strategy. Failure to successfully identify and acquire such businesses, products or technologies will limit our business growth and prospects.
An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to additional products. In the past we have acquired NUCYNTA, NUCYNTA ER (both of which were subsequently divested to Collegium in February 2020), CAMBIA, Zipsor, as well as, INDOCIN Products and SPRIX. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate or develop any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.
Strategic transactions that fail to achieve the anticipated results and synergies will cause our business to suffer.
We sometimes seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as our acquisition in 2015 of the rights to NUCYNTA and NUCYNTA ER, our completion in 2018 of the commercialization arrangement covering NUCYNTA and NUCYNTA ER with Collegium, our divestiture of Gralise to Alvogen in 2020, our divestiture of NUCYNTA and NUCYNTA ER to Collegium in 2020 and the Zyla Merger in 2020, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.
As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct business, legal and financial due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining, evaluating and accurately assessing all such risks and, as a result, might not realize the intended advantages of the transaction. We may also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such as those described above, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, independent actions of or financial position of our collaborative partners, litigation or other events, could adversely affect our business, results of operations and financial condition.

Failure to integrate any business, product or technology we acquire, will cause our business, financial condition and operating results to suffer.
Integrating any business, product or technology we acquire is expensive and time-consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

•minimize the disruption and distraction of our management and other employees in connection with the integration of any acquired business, product or technology;
•maintain and increase sales of our existing products;
•establish or manage the transition of the manufacture and supply of any acquired product, including the necessary active pharmaceutical ingredients, excipients and components;
•identify and add the necessary sales, marketing, manufacturing, regulatory and other related personnel, capabilities and infrastructure that are required to successfully integrate any acquired business, product or technology;
•manage the transition and migration of all commercial, financial, legal, clinical, regulatory and other pertinent information relating to any acquired business, product or technology;
•comply with legal, regulatory and contractual requirements applicable to any acquired business, product or technology;
•obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payors with respect to any acquired product; and
•maintain and extend intellectual property protection for any acquired product or technology.

If we are unable to perform the above functions or otherwise effectively integrate any acquired businesses, products or technologies, our business, financial condition and operating results will suffer.

The market price of our common stock historically has been volatile. Our results of operations have and may continue to fluctuate and affect our stock price.
The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting our operating results and that could adversely affect our stock price include:

•the degree of commercial success and market acceptance of our products;
•the outcome of opioid-related investigations, opioid-related litigation and related claims for insurance coverage, and other disputes and litigation, and the costs and expenses associated therewith;
•the outcome of our antitrust litigation relating to our former drug Glumetza®;
•filings and other regulatory or governmental actions, investigations or proceedings related to our products and any future product candidates and those of our commercialization and collaborative partners;
•developments concerning proprietary rights, including patents, infringement allegations, inter parties review proceedings and litigation matters;
•legal and regulatory developments in the U.S.;
•actions taken by industry stakeholders affecting the market for our products;
•our ability to generate sufficient cash flow from our business to make payments on our indebtedness;
•our and our commercialization and collaborative partners’ compliance or noncompliance with legal and regulatory requirements and with obligations under our collaborative agreements;
•our ability to successfully develop and execute our sales and marketing strategies;
•our plans to acquire, in-license or co-promote other products or compounds or acquire or combine with other companies, and our degree of success in realizing the intended advantages of, and mitigating any risks associated with, any such transaction;
•adverse events related to our products, including recalls;
•interruptions of manufacturing or supply, or other manufacture or supply difficulties;
•variations in revenues obtained from commercialization and collaborative agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including nonrecurring revenues, and the accounting treatment with respect thereto;
•adverse events or circumstances related to our peer companies or our industry or the markets for our products;
•adoption of new technologies by us or our competitors;
•our compliance with the terms and conditions of the agreements governing our indebtedness;
•our ability to generate additional revenues from our intellectual property rights;
•sales of large blocks of our common stock; and
•variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results are measured, presented and compare to our financial and operating projections and analyst expectations.

As a result of these and other such factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Any significant drops in our stock price could give rise to shareholder lawsuits, which are costly and time-consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.
In addition, if the market for pharmaceutical stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. For example, if one or more securities or industry analysts downgrades our stock or publishes an inaccurate research report about our company, the market price for our common stock would likely decline. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us.

We have incurred operating losses in the past and may incur operating losses in the future.
To date, we have recorded revenues from product sales, license fees, royalties, collaborative research and development arrangements and feasibility studies; however, we have incurred net losses in many years. We may continue to incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

We have significant amounts of long-lived assets which depend upon future positive cash flows to support the values recorded in our balance sheet. We are subject to increased risk of future impairment charges should actual financial results differ materially from our projections.
Our consolidated balance sheet contains significant amounts of long-lived assets, including intangible assets representing the product rights which we have been acquired. We review the carrying value of our long-lived assets when indicators of impairment are present. Conditions that could indicate impairment of long-lived assets include, but are not limited to, a significant adverse change in market conditions, significant competing product launches by our competitors, significant adverse change in the manner in which the long-lived asset is being used and adverse legal or regulatory outcomes. In performing our impairment tests, which assess the recoverability of our assets, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, grouping long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions, planned strategic initiatives and the realization of benefits associated with our existing patents. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that our long-lived assets may be impaired.

During the year ended December 31, 2020, we recognized an impairment loss of $17.4 million related to goodwill as a result of determining the carrying value of the associated reporting unit exceeded its fair value as of December 31, 2020. During the year ended December 31, 2019, we recognized an impairment loss of approximately $189.8 million related to the NUCYNTA intangible asset, which represented the excess of the carrying amount over its fair value as of December 31, 2019. These impairment losses are described in more detail in “Item 8, Note 7. Intangible Assets and Goodwill” of this Annual Report on Form 10-K. These and any future impairments could have a material adverse effect on our financial condition and results of operations.
Our customer concentration can materially adversely affect our financial condition and results of operations.
We and our commercialization partners sell a significant amount of our products to a limited number of independent wholesale drug distributors. If we, or our commercialization partners, were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us or our commercialization partners on a timely basis, or if any of these distributors negotiated lower pricing or extended payment terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Our product revenues have typically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year.
Our product revenues have typically been lower in the first quarter of the year as compared to the fourth quarter of the preceding year. We believe this arises primarily as a result of wholesalers’ reductions of inventory of our products in the first quarter and annual changes in health insurance plans that occur at the beginning of the calendar year.
Our wholesalers typically end the calendar year with higher levels of inventory of our products than at the end of the first quarter of the following year. As a result, in such first quarters, net sales are typically lower than would otherwise have been the case as a result of the reduction of product inventory at our wholesalers. Any material reduction by our wholesalers of their inventory of our products in the first quarter of any calendar year as compared to the fourth quarter of the preceding calendar year can adversely affect our operating results and can cause our stock price to decline.
Many health insurance plans and government programs reset annual limits on deductibles and out-of-pocket costs at the beginning of each calendar year and require participants to pay for substantially all of the costs of medical services and prescription drug products until such deductibles and annual out-of-pocket cost limits are met. In addition, enrollment in high-

deductible health insurance plans has increased significantly in recent years. As a result of these factors, patients may delay filling or refilling prescriptions for our products or substitute less expensive generic products until such deductibles and annual out-of-pocket cost limits are met. Any reduction in the demand for our products, including those marketed by our commercialization partners as a result of the foregoing factors or otherwise, can adversely affect our business, operating results and financial condition.

Changes in fair value of contingent consideration assumed as part of our acquisitions and the Zyla Merger can adversely affect our results of operations.
Contingent consideration obligations arise from the CAMBIA and INDOCIN Product acquisitions and relate to the potential future contingent milestone payments and royalties payable under the respective agreements. The contingent consideration is initially recognized at its fair value on the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The estimates of fair values for the contingent consideration contain uncertainties as it involves assumptions about the probability assigned to the potential milestones and royalties being achieved, likelihood of the contingent earn-out payments and the discount rate. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

If we are unable to satisfy regulatory requirements relating to internal controls, our stock price could suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of the effectiveness of their internal control over financial reporting. At the end of each fiscal year, we must perform an evaluation of our internal control over financial reporting, include in our annual report the results of the evaluation and have our external auditors also publicly attest to the effectiveness of our internal control over financial reporting. For the fiscal year 2020, as permitted by guidance issued by the Securities and Exchange Commission, our evaluation of evaluation of internal control over financial reporting excluded the internal control activities of Zyla Life Sciences, (Zyla), which we acquired in May 2020.

Our ability to produce accurate financial statements and comply with applicable laws, rules and regulations is largely dependent on our maintenance of internal control and reporting systems, as well as on our ability to attract and retain qualified management and accounting personnel to further develop our internal accounting function and control policies. If we fail to effectively establish and maintain such reporting and accounting systems or fail to attract and retain personnel who are capable of designing and operating such systems, these failures will increase the likelihood that we may be required to restate our financial results to correct errors or that we will become subject to legal and regulatory infractions, which may entail civil litigation and investigations by regulatory agencies including the SEC. In addition, if material weaknesses are found in our internal controls in the future, if we fail to complete future evaluations on time or if our external auditors cannot attest to the effectiveness of our internal control over financial reporting, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price or expose us to litigation or regulatory proceedings, which may be costly or divert management attention.

Our financial results are impacted by management’s assumptions and use of estimates.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions, fair value of contingent consideration and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, actual results could differ materially from these estimates.

Risks Related to Future Product Development

The development of drug candidates is inherently difficult and uncertain, and we cannot be certain that any of our future product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

Clinical development is a long, expensive and uncertain process and is subject to delays and failures. As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Positive or encouraging results of prior clinical trials are not necessarily indicative of the results obtained in later clinical trials, as has occurred in the past in certain of our Phase 3 trials. Further, product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed in development. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

Product candidates are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If our future product candidates fail at any stage of development, they will not receive regulatory approval, we will not be able to commercialize them and we will not receive any return on our investment in any such product candidates.

Other factors could delay or result in the termination of our or our collaborative partner’s future clinical trials and related development programs, including:

•negative or inconclusive results;
•patient enrollment rates;
•patient noncompliance with the protocol;
•adverse medical events or side effects among patients during the clinical trials;
•any findings resulting from FDA inspections of clinical operations;
•failure to meet FDA preferred or recommended clinical trial design, end points or statistical power;
•failure to comply with good clinical practices;
•failure of third-party clinical trial vendors to comply with applicable regulatory laws and regulations;
•compliance with applicable laws and regulations;
•inability of third-party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet deadlines;
•delays or failures, in obtaining clinical materials or manufacturing sufficient quantities of the product candidate for use in clinical trials;
•delays or failures, in recruiting qualified patients to participate in clinical trials; and
•actual or perceived lack of efficacy or safety of the product candidate.

We are unable to predict whether any product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if product candidates receive regulatory clearance, these products may not achieve or maintain market acceptance. If it is discovered that our or our collaborators’ products or technologies have potential adverse effects or other characteristics that indicate they may be ineffective as therapeutics, our product development efforts and our business could be significantly harmed.
Even assuming our or our collaborative partners’ products obtain regulatory approval, successful commercialization requires:
•market acceptance;
•a cost-effective commercial-scale production; and
•reimbursement under private or governmental health plans.

Any material delay or failure in the governmental approval process, the successful production of commercial product or the successful commercialization of our approved product candidates, or those of our collaborative partners, could adversely impact our business, financial condition and results of operations.

We and our collaborative partners customarily depend on third-party contract research organizations, clinical investigators and clinical sites to conduct clinical trials with regard to product candidates, and if they do not perform their regulatory, legal and contractual obligations, or successfully enroll patients in and manage our clinical trials, we and our collaborative partners may not be able to obtain regulatory approvals for product candidates.

We and our collaborative partners customarily rely on third-party contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise conducting clinical trials. We and our collaborative partners do not control these third parties and, as a result, we and our collaborative partners may be unable to control the amount and timing of resources that they devote to our or our collaborative partners’ clinical trials.

Although we and our collaborative partners rely on third parties to conduct clinical trials, we and our collaborative partners are responsible for confirming that each clinical trial is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and other applicable regulatory agencies’ requirements, including good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. If we, contract research organizations or other third parties assisting us or our collaborative partners with clinical trials fail to comply with applicable good clinical practices, the clinical data generated in such clinical trials may be deemed unreliable and the FDA, or other applicable regulatory agencies, may require us or our collaborative partners to perform additional clinical trials before approving any marketing applications with regard to future product candidates. We cannot be certain that, upon inspection, the FDA or other applicable regulatory agencies will determine that any of our clinical trials or our collaborative partners comply with good clinical practices. In addition, clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our or our collaborative partners’ failure, or the failure of our product manufacturers, to comply with these regulations may require the repeat or redesign of clinical trials, which would delay the regulatory approval process.

We and our collaborative partners also customarily rely on clinical investigators and clinical sites to enroll patients and other third parties to manage clinical trials and to perform related data collection and analysis. If clinical investigators and clinical sites fail to enroll a sufficient number of patients in such clinical trials or fail to enroll them on the planned schedule, these trials may not be completed or completed as planned, which could delay or prevent us or our collaborative partners from obtaining regulatory approvals for future product candidates.

Agreements with clinical investigators and clinical sites for clinical testing and for trial management services place substantial responsibilities on these parties, which could result in delays in, or termination of, clinical trials if these parties fail to perform as expected. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to clinical protocols or for other reasons, clinical trials may be extended, delayed or terminated, and we and our collaborative partners may be unable to obtain regulatory approval for, or successfully commercialize, product candidates.

Failure to obtain or maintain regulatory approval for our products, our raw materials or future product candidates, will limit our ability to commercialize our products, and our business will suffer.
The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of our future product candidates. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval, and the FDA may not agree with our methods of clinical data analysis or our conclusions regarding safety and/or efficacy. Significant clinical trial delays could impair our ability to commercialize our products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.
Further, with respect to our approved products, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review and other requirements. In addition, the discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing cGMP or Quality System Regulation (QSR). The FDCA, the CSA and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, record keeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

We are also required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns could result in labeling changes, recalls, market withdrawals or other regulatory actions. Recalls may be issued at our discretion or at the discretion of the FDA or other empowered regulatory agencies.

We are subject to risks associated with NDAs submitted under Section 505(b)(2) of the FDCA.
The products we and our collaborative partners develop or acquire generally are or will be submitted for approval under Section 505(b)(2) of the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for Cambia relies on the FDA’s prior approval of Cataflam, the diclofenac initially approved by the FDA.
For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as “Paragraph IV certifications,” that certify any patents listed in the Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. If the FDA disagrees with the use of the Section 505(b)(2) regulatory pathway for future product candidates, we would need to reconsider our plans and might not be able to obtain approval for any such product candidates in a timely or cost-efficient manner, or at all. The FDA may also reject our future Section 505(b)(2) submissions and may require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time-consuming.
Risks Related to Share Ownership and Other Stockholder Matters

We are a “smaller reporting company” and we take advantage of reduced disclosure and governance requirements applicable to such companies, which could result in our common stock being less attractive to investors.

We are a “smaller reporting company” as defined in SEC rules, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, but not limited to, not being required to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If investors find our common stock less attractive as a result of our reduced reporting requirements, there may be a less active trading market for our common stock and our stock price may be more volatile. We may also be unable to raise additional capital as and when we need it.

Our business could be impacted as a result of actions by activist shareholders, including as a result of a potential proxy contest for the election of directors at our annual meeting.
The Company was subjected to a proxy contest in the run up to its 2016 Annual Meeting of Shareholders, which resulted in the negotiation of changes to the Board of Directors and substantial costs being incurred. A future proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board of Directors. The potential of a proxy contest could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, suppliers, investors, prospective and current team members and others, result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.

We may also be subject, from time to time, to other legal and business challenges in the operation of our company due to actions instituted by activist shareholders. Responding to such actions, which may include publicity campaigns and, potentially, litigation, could be costly and time-consuming, divert the time and attention of our management and Board of Directors from our business, interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, suppliers, prospective and current team members and others, result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. We cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to actions by activist shareholders or the ultimate impact on our business, results of operations, financial position and cash flows.
We are subject to risks related to unsolicited takeover attempts in the future.
We have in the past and may in the future be subject to unsolicited attempts to gain control of our company. Responding to any such attempt would distract management attention away from our business and would require us to incur significant costs. Moreover, any unsolicited takeover attempt may disrupt our business by causing uncertainty among current and potential employees, producers, suppliers, customers and other constituencies important to our success, which could negatively impact our financial results and business initiatives. Other disruptions to our business include potential volatility in our stock price and potential adverse impacts on the timing of, and our ability to consummate, acquisitions of products and companies.

We do not intend to pay dividends on our common stock, so any returns on shares of our common stock will be limited to changes in the value of our common stock.
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangement. Any return to shareholders will therefore be limited to the increase, if any, of our stock price.

Our common stock may be delisted from the Nasdaq Capital Market if we are unable to regain compliance with Nasdaq's continued listing standards.

On April 22, 2020, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market (Nasdaq) indicating that our common stock was subject to potential delisting from the Nasdaq Global Select Market because, for a period of 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5450(a)(1) (the Bid Price Rule). We were given until December 28, 2020, to regain compliance with the Bid Price Rule.

Because we did not regain compliance with the Bid Price Rule before December 28, 2020 but met all of the other applicable standards for initial listing on the Nasdaq Capital Market, we filed an application to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. Upon receiving approval from Nasdaq (the Approval), our listing was transferred to the Nasdaq Capital Market effective December 30, 2020, and we were granted an additional 180-day grace period, or until June 28, 2021, to regain compliance with the Bid Price Rule.

To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days on or prior to June 28, 2021, unless Nasdaq exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G) (the Discretionary Rule).

The Discretionary Rule allows Nasdaq to require us to satisfy the minimum bid price requirement for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with the Bid Price Rule. For example, on February 23, 2021, Nasdaq exercised the Discretionary Rule after our common stock had satisfied the Bid Price Rule for the ten consecutive business days from February 9, 2021 through February 22, 2021. In determining whether to exercise the Discretion Rule, Nasdaq may consider all relevant facts and circumstances, including without limitation: (i) the margin of compliance by which our common stock price exceeds the applicable $1.00 price requirement; (ii) trading volume; (iii) the number of market makers quoting at or above $1.00 and the size of their quotes; and (iv) the trend of our common stock price.

If we fail to regain compliance with the Bid Price Rule by June 28, 2021, Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel, but there can be no assurance that such panel would grant our request for continued listing. As a condition of the Approval imposed by Nasdaq Listing Rule 5810(c)(3)(a)(i), we notified Nasdaq that it would implement a reverse stock split if the stock price does not recover sufficiently during the additional grace period to allow us to regain compliance with the Bid Price Rule.

Any delisting of our common stock would likely adversely affect the market liquidity and market price of our common stock and our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Lake Forest, Illinois, where we lease approximately 31,000 square feet of office space (the Lake Forest Lease). We relocated our corporate headquarters from Newark, California to Lake Forest in 2018 and subsequently negotiated two subleases which, together, account for the entirety of the Newark facility. We have the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease, which is on December 31, 2023. In connection with the Zyla Merger, we assumed an operating lease for offices in Wayne, Pennsylvania. The Wayne, Pennsylvania office lease terminates early 2022 and will not be renewed. For additional information regarding the Lake Forest, Newark, and Wayne Leases, see “Item 8. Financial Statements and Supplementary Data - Note 11. Leases.”

ITEM 3.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

On December 29, 2020, the Listing Qualifications department of the Nasdaq Stock Market LLC (“Nasdaq”) approved our request to transfer its listing to the Nasdaq Capital Market from the Nasdaq Global Select Market. The transfer took effect on the start of trading on December 30, 2020. Our common stock is traded under the symbol “ASRT.” As of December 31, 2020, there were 21 shareholders of record for our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 14 of this Annual Report.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangement. Any return to shareholders will therefore be limited to the increase, if any, of our stock price.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the period covered by this Annual Report that were not registered under the Securities Act.

Stock Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the stock performance graph.

Issuer Purchases of Equity Securities

We did not repurchase any shares of its common stock during the period covered by this Annual Report, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 – October 31, 2020	890	$0.46	N/A	N/A
November 1, 2020 - November 30, 2020	18,346	$0.41	N/A	N/A
December 1, 2020 - December 31, 2020	2,911	$0.67	N/A	N/A
Total	22,147	$0.44

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under the our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by Item 6.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in this Annual Report. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

Overview

    We are a commercial pharmaceutical company offering differentiated products to patients. Our commercial portfolio of branded products focuses on three areas: neurology, hospital, and pain and inflammation. We have built our commercial portfolio through a combination of increased opportunities with existing products, as well as through the acquisition or licensing of additional approved products. Our primary marketed products are:

INDOCIN® (indomethacin) Suppositories	A suppository form and oral solution of indomethacin, a nonsteroidal anti-inflammatory drug (NSAID), approved for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
CAMBIA® (diclofenac potassium for oral solution)	A prescription medicine used to treat migraine attacks in adults. CAMBIA does not prevent or lessen the number of migraines one has, and it is not for other types of headaches. It contains diclofenac potassium, a non-steriodal anti-inflammatory drug (NSAID).
SPRIX® (ketorolac tromethamine) Nasal Spray	A prescription NSAID indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.
Zipsor® (diclofenac potassium) Liquid filled capsules	A prescription NSAID used for relief of mild-to-moderate pain in adults (18 years of age and older)

Other commercially available products include OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

The following are our full year 2020 and recent 2021 key events:

On January 10, 2020, we completed the sale of Gralise® (gabapentin) to Golf Acquiror LLC, an affiliate to Alvogen, Inc. (Alvogen), for cash proceeds of $130.3 million. The total value included $75.0 million in cash at closing, with the balance receivable as 75% of Alvogen’s first $70.0 million of Gralise net sales after the closing (consideration receivable). Alvogen also paid for certain inventories relating to Gralise. On June 3, 2020, we entered into an agreement with Alvogen to settle the remaining balance of $39.7 million in consideration receivable, whereby we reduced the consideration receivable by $0.9 million and Alvogen paid $38.8 million in cash. During the year ended December 31, 2020, we recognized a gain of $126.7 million on the sale of Gralise.

On February 13, 2020, we completed the sale of our remaining rights, title and interest in and to the NUCYNTA franchise to Collegium Pharmaceutical, Inc. (Collegium) for $375.0 million, less royalties, in cash at closing. Collegium assumed certain contracts, liabilities and obligations relating to the NUCYNTA products, including those related to manufacturing and supply, post-market commitments and clinical development costs. Collegium also paid for certain inventories relating to the products. During the year ended December 31, 2020, we recognized a loss of $14.7 million on the sale of NUCYNTA.

On February 13, 2020, we repaid in full our outstanding aggregate principal amount of senior secured notes (Senior Notes) pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) and all subsequent amendments to the Note Purchase Agreement. As a result, for the year ended December 31, 2020, we recognized a loss on debt extinguishment of the Senior Notes of $8.2 million composed of the $4.9 million prepayment fee and $3.3 million of unamortized debt discount and debt issuance costs.

On February 19, 2020, we entered into separate, privately negotiated agreements with a limited number of holders of the 2021 Notes and 2024 Notes to repurchase approximately $188.0 million aggregate principal amount of the outstanding 2021 Notes and 2024 Notes. On April 8, 2020, we announced the completion of its cash tender offers, initiated on March 11, 2020, in which we settled approximately $76.7 million aggregate principal amount of the remaining $77.0 million of combined outstanding 2021 Notes and 2024 Notes. As a result of both transactions, for the year ended December 31, 2020, we recognized a $47.9 million loss on debt extinguishment of the Convertible Notes, which represented the difference between the carrying value and the fair value of the Convertible Notes just prior to the repurchase plus transaction costs. We also recognized reacquisition of $19.6 million in additional paid-in capital related to the equity component of the Convertible Notes based on the excess of the fair value of total considerations provided against the fair value of the Convertible Notes just prior to the repurchase.

In May 2020, we sold our Collegium warrants investment for an aggregate purchase price of $6.0 million to Armistice Capital Mater Fund, Ltd. As a result, we derecognized the remaining carrying value of $6.5 million of the financial asset and recognized a net loss of approximately $0.5 million, recorded within other gain (loss) on the Condensed Consolidated Statement of Comprehensive Income, for the year ended December 31, 2020.

On May 20, 2020, we completed a Merger (the Zyla Merger) with Zyla Life Sciences (Zyla) pursuant to an Agreement and Plan of Merger (Merger Agreement), dated as of March 16, 2020. Upon consummation of the Zyla Merger, each issued and outstanding share of Zyla common stock converted into 2.5 shares of Assertio Holding’s common stock (the Exchange
Ratio), and each outstanding option or warrant to purchase Zyla common stock converted into the right to purchase shares of Assertio’s common stock. Pursuant to the Zyla Merger, we acquired INDOCIN Products, SPRIX, and OXAYDO, as well as ZORVOLEX® and VIVLODEX® (which are collectively known as the SOLUMATRIX products).

Subsequent to the Zyla Merger in May 2020, we began implementing reorganization plans of our workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth. The reorganization plan primarily focused on reduction of staff at our headquarters offices (Zyla Merger Reorganization). As a result, $5.6 million of severance and benefits costs, which included $1.0 million of stock-based compensation expense associated with equity modifications for certain executives, and $0.2 million of other exit costs were recognized as restructuring charges, related to the Zyla Merger, during the year ended December 31, 2020.  We do not expect to incur significant costs related to the Zyla Merger Reorganization beyond 2020.

In September 2020, we terminated our Second Amended and Restated Nano-Reformulated Compound License Agreement (the “iCeutica License”), with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”). The iCeutica License allowed us to utilize certain technology and intellectual property related to iCeutica’s SOLUMATRIX technology and certain other rights of iCeutica. The intellectual property related to SOLUMATRIX technology will no longer be used by us and we will no longer manufacture products using SOLUMATRIX technology.

On December 15, 2020, we announced a restructuring plan designed to substantially reduce our operating footprint through the reduction of our workforce (the December 2020 Plan). We believe the December 2020 Plan will allow us to adapt to the current market environment by reducing costs and better positioning us to continue to provide our differentiated products to patients and maximize shareholder value. The reorganization plan included a reduction of staff at our headquarters office and remote sales force. As a result, $9.6 million of severance and benefits costs and $1.6 million of other exit costs for the write off of fixed assets no longer in use and the early termination of fleet leases, were recognized as restructuring charges, related to the December 2020 Plan, during the year ended December 31, 2020. We expect to substantially complete the workforce reduction by the end of the first quarter of 2021.

On February 9, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 22,600,000 shares of our common stock at a purchase price of $0.62 per share. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees and other offering expenses payable by us, we received net proceeds of approximately $13.1 million. On February 12, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 35,000,000 shares of our common stock at a purchase price of $0.98 per share. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees and other offering expenses payable by us, we received net proceeds of approximately $32.2 million. We intend to use proceeds from both offerings for general corporate purposes, including general working capital.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and U.S. Securities and Exchange Commission (“SEC”) regulations for annual reporting. Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgements and estimates used in the preparation of our consolidated financial statements.

A more detailed discussion of our critical accounting policies may be found in “Note 1. Organization and Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10‑K and in the Notes to the Consolidated Financial Statements.

Revenue Recognition

Under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), we recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable we will collect the consideration that we are entitled to in exchange for the goods or services transferred to our customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied. We assess the term of the contract based upon the contractual period in which we have enforceable rights and obligations.

Variable consideration arising from sales or usage-based royalties, promised in exchange for a license of the our Intellectual Property, is recognized at the later of (i) when the subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.

We recognize a contract asset relating to our conditional right to consideration for completed performance obligations. Accounts receivable are recorded when the right to consideration becomes unconditional. A contract liability is recorded for payments received in advance of the related performance obligation being satisfied under the contract.

 Product Sales
We sell commercial products to wholesale distributors and specialty pharmacies. Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs on delivery to the customer. Our performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable sales tax and reserves for these product sales allowances (gross-to-net sales allowances). Receivables related to product sales are typically collected one to two months after delivery.

Product sales allowances consist primarily of provisions for product returns, wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, chargebacks, managed care rebates, and government rebates. We consider products sales allowances to be variable consideration and estimate and recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. We use the most likely method in estimating product sales allowances. If actual future results vary from our estimates, we may need to adjust the estimates, which could have an effect on product sales and earnings in the period of adjustment. Our product sales allowances include:

Product Return - We allow customers to return product for credit with respect to that product within 6 months before and up to 12 months after the product expiration date. We estimate product returns and associated credit on Zipsor, CAMBIA, NUCYNTA, Gralise, Lazanda and products acquired from Zyla, INDOCIN Products, ZORVOLEX, VIVLODEX and OXAYDO. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. We do not assume financial responsibility for returns of NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Under the Commercialization Agreement with Collegium for NUCYNTA, the divestiture of Lazanda to Slán and the divestiture of Gralise to Alvogen, we are only financially responsible for product returns for products that were sold by us, which are identified by specific lot numbers. Shelf lives, from the respective manufacture dates, for our products range from 24 months to 48 months.

Because of the shelf life of our products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credit on a returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.
Wholesaler and Pharmacy Discounts - We offer contractually determined discounts to certain wholesale distributors and specialty pharmacies that purchase directly from it. These discounts are either taken off invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which product was shipped to the customer.

Prompt Pay Discounts - We offer cash discounts to its customers (generally 2% of the sales price) as an incentive for prompt payment. Based on our experience, we expect our customers to comply with the payment terms to earn the cash discount.
Patient Discount Programs - We offer patient discount co-pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail and specialty pharmacies. The discounts are reimbursed by us approximately one month after the prescriptions subject to the discount are filled.
Medicaid Rebates - We participate in Medicaid rebate programs, which provide assistance to certain low income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled.
Chargebacks - We provide discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract with the Department of Veterans Affairs and 340B eligible entities. These federal 340B entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the federal entity paid for the product.
Managed Care Rebates - We offer discounts under contracts with certain managed care providers. We generally pay managed care rebates one to three months after the quarter in which prescriptions subject to the rebate are filled.
Medicare Part D Coverage Gap Rebates - We participate in the Medicare Part D Coverage Gap Discount Program under which it provides rebates on prescriptions that fall within the “donut hole” coverage gap. We generally pay Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled.

We believe our estimates related to gross‑to‑net sales adjustments for wholesaler and pharmacy fees and discounts, prompt payment discounts, patient discount programs and other government chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time. We believe that our estimated product return allowances, managed care rebates and Medicaid rebates are judgmental and are subject to change based on our experience and certain quantitative and qualitative factors.

Acquisitions

We account for acquired businesses using the acquisition method of accounting under ASC 805, Business Combinations (ASC 805), which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

On May 20, 2020, we completed the Zyla Merger, which was accounted under ASC 805. See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Impairment of Long-lived Assets

We evaluate long-lived assets, including property and equipment and acquired intangible assets consisting of product rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss is calculated as the excess of the carrying amount over the fair value. Estimating future cash flows and fair value related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

As of December 31, 2020, we determined there were indicators of impairment present related to the declining revenues due to the adverse impact of COVID-19 on our business as well as unfavorable changes in product payor mix, resulting in our announcement of a restructuring plan. These factors contributed to higher operating losses and cash used by operating activities during the year ended December 31, 2020, as compared to the prior year. In addition, during the fourth quarter of 2020, our market capitalization declined from approximately $72.0 million as of September 30, 2020 to $38.0 million as of December 31, 2020. As a result of these recent events, we determined indicators of impairment were present and, accordingly, performed a test for recoverability of long-lived assets to be held and used pursuant to ASC 360, Impairment Testing: Long Lived Assets Classified as Held and Used. After grouping the long-lived assets, including purchased developed technology and trademarks, at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, we estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. We then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset group. Based on this test, we determined that the estimated undiscounted cash flows were in excess of the carrying amount of the long-lived asset group and, accordingly, the long-lived asset group is fully recoverable.

As of December 31, 2019, we determined there were indicators of impairment present related to the NUCYNTA intangible asset based on current unfavorable commercial outlook resulting in a downward revision to the expected future cash flows from the NUCYNTA franchise, which made the carrying amount not recoverable. As a result, we recognized an impairment loss of $189.8 million on the NUCYNTA intangible asset to reduce the carrying value of $564.8 million to its estimated fair value of $375.0 million at December 31, 2019. The evaluation of fair value was determined under ASC 820, Fair Value Measurement (ASC 820) as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date of December 31, 2019. The fair value was based on a combination of an income approach and the observable transaction price from Collegium’s purchase of the NUCYNTA franchise in February 2020. The income approach consisted of the present value of future cash flows that a market participant would expect to receive from holding the asset in its current use. This included assumptions of a market participant’s view such as, but not limited to, future product net sales, related operating expenses, competitive landscape, and a discount rate to reflect the risk inherent in the future cash flows. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and could potentially impact the company's results of operations.

Goodwill

Under the purchase method of accounting pursuant to ASC 805, Goodwill is calculated as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Goodwill is recognized within other long-term assets, and is not amortized but subject to an annual review for impairment. Goodwill is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single reporting unit.

As of December 31, 2020, we determined, due to declining revenues and a decrease in our market capitalization, that it is more likely than not that the fair value of net assets are below their carrying amounts and, therefore, we performed the required goodwill impairment test under ASC 350, Intangibles - Goodwill and Other. First, we estimated the fair value of the reporting unit to which goodwill is assigned using a combination of the income and market approach. We then compared the carrying amount of the reporting unit, including goodwill, to its fair value. Since the fair value was less than the reporting unit’s carrying amount, we calculated the goodwill impairment as the difference between the reporting unit’s fair value and the carrying amount, not to exceed the carrying amount of goodwill. Accordingly, we recorded an impairment charge of $17.4 million, recognized within total costs and expenses in the Consolidated Statement of Comprehensive Income, to impair the carrying amount of goodwill as of December 31, 2020.

Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the consolidated balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. When we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that we determine is more likely than not to be realized. At this time, we have recorded a full valuation allowance against the net deferred tax assets.

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We have applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more‑likely‑than‑not threshold to the recognition and de‑recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

We recognize tax liabilities in accordance with ASC Topic 740, Tax Provisions and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

RESULTS OF OPERATIONS

The following table reflects our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Revenues:
Product sales, net	$93,498	$108,806
Commercialization agreement, net	11,258	118,614
Royalties and milestones	1,519	2,084
Total revenues	106,275	229,504
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	19,872	9,505
Research and development expenses	4,213	10,106
Selling, general and administrative expenses	104,324	108,866
Amortization of intangible assets	24,783	101,774
Loss on impairment of goodwill and intangible asset	17,432	189,790
Restructuring charges	17,806	3,891
Total costs and expenses	188,430	423,932
Loss from operations	(82,155)	(194,428)
Other income (expense):
Gain on sale of Gralise	126,655	—
(Loss) Gain on debt extinguishment	(56,113)	26,385
Loss on sale of NUCYNTA	(14,749)	—
Interest expense	(15,926)	(58,389)
Other (loss) gain	(3,225)	3,948
Total other (expense) income	36,642	(28,056)
Net loss before income taxes	(45,513)	(222,484)
Income tax benefit	17,369	5,283
Net loss and Comprehensive loss	$(28,144)	$(217,201)

Revenues

The following table reflects total revenues for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Product sales, net:
INDOCIN Products (1)	$31,684	$—
CAMBIA	28,350	32,453
Zipsor	13,286	12,498
SPRIX (1)	11,077	—
Other (2)	9,101	63,855
Total product sales, net	93,498	108,806
Commercialization agreement revenue, net	11,258	118,614
Royalties and milestone revenue	1,519	2,084
Total revenues	$106,275	$229,504

(1)Products acquired in connection with Zyla Merger represent product sales, net for the period May 20, 2020 through December 31, 2020.
(2)Includes product sales for Gralise, which was divested in January 2020; product sales adjustments for previously divested products NUCYNTA and Lazanda; and, product sales for non-promoted products OXAYDO and SOLUMATRIX, which were acquired from Zyla in May 2020.
Product sales, net

For the year ended December 31, 2020, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. We began shipping and recognizing product sales for INDOCIN Products, SPRIX, and non-promoted products, OXAYDO and SOLUMATRIX, upon the Zyla Merger on May 20, 2020.

CAMBIA net product sales for the year ended December 31, 2020 decreased $4.1 million as compared to the same period in 2019 primarily due to lower volume and unfavorable payor mix.

Zipsor net product sales for the year ended December 31, 2020 increased $0.8 million as compared to the same period in 2019 primarily due to the effect of prior year results being negatively impacted by short-dated product sales returns offset by increased patient discount programs in the current year.

Product sales for our non-promoted products, SOLUMATRIX and OXAYDO, acquired upon the Zyla Merger were $7.7 million for the year ended December 31, 2020. In September 2020, we terminated our iCeutica License and as a result will no longer manufacture products using SOLUMATRIX technology.

We completed the sale of Gralise to Alvogen on January 10, 2020, and therefore ceased recognizing product sales related to Gralise effective on the transaction close date. Product sales related to Gralise for the year ended December 31, 2020 were $0.3 million and relate to sales reserve estimate adjustments related to sales recognized in prior periods. Product sales of Gralise for the year ended December 31, 2019 were $63.1 million.

We ceased recording product sales and related costs for NUCYNTA after commencing the Commercialization Agreement with Collegium on January 8, 2018. Product sales for the year ended December 31, 2020 and 2019 reflect adjustments made for previously recorded sales reserve estimates. In addition, we ceased recording revenues and related costs associated with Lazanda after it divested the product to Slán in November 2017. Product sales for the year ended December 31, 2020 and 2019 reflect adjustments made for previously recorded sales reserve estimates.

Commercialization Agreement Revenue, net

    The following table reflects commercialization agreement revenue, net for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Royalty revenue	$13,104	$118,636
Contract liability amortization (1)	—	2,791
Contract asset amortization, net	(1,846)	(3,596)
Expense reimbursement	—	783
Total commercialization agreement revenue, net	$11,258	$118,614
(1) The contract liability amortization represents the recognition of revenue related to the warrants received in November 2018 which are being recognized over the term of the contract.

    Beginning January 1, 2019, royalties from Collegium were deemed to be variable consideration subject to the sales-based royalty exception related to intellectual property. Other components of revenue recognized by us from the Commercialization Agreement include the amortization of contract assets arising from the transfer of inventory to Collegium net of contract liabilities arising from the warrants and prepayments received, and variable consideration revenue for reimbursement of certain shared costs. On February 13, 2020, we completed the sale of our remaining rights, title and interest in and to the NUCYNTA franchise to Collegium.

Royalties & Milestone Revenue

    In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now Nuvo Pharmaceuticals, Inc.) granting it the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. We recognized revenue related to CAMBIA in Canada of $1.5 million and $2.1 million, respectively, for the years ended December 31, 2020, and 2019. The revenue recognized in 2019 included a $0.3 million one-time amendment fee to support the continued collaboration with our partner in Canada following their acquisition and a $0.5 million milestone payment. We may receive additional one-time contingent milestone payments upon the achievement of scaling twelve-month cumulative sales targets and certain development milestones in the future.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs, a product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described below under “Amortization of Intangible Assets.” Fair value of inventories acquired with the Zyla Merger include an inventory step-up within the value of inventories. The inventory step-up value is amortized, as the related inventory is sold, and included in cost of sales.

    Cost of sales increased from $9.5 million during the year ended December 31, 2019 to $19.9 million during the year ended December 31, 2020. The increase during 2020 was primarily due to Zyla-related product costs of sales, partially offset by lower cost of sales as a result of the Gralise and NUCYNTA divestitures during the year ended December 31, 2020. The cost of sales for 2020 included $4.1 million of amortization of inventory step-up related to Zyla acquired inventories sold.

Research and Development Expenses

Our research and development (R&D) expenses include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. It is difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is difficult to determine the nature, timing and extent of clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval.

    Research and development expenses decreased $5.9 million from $10.1 million for the year ended December 31, 2019 to $4.2 million for the year ended December 31, 2020 primarily due to lower R&D headcount and related costs, and lower clinical and manufacturing research and development costs due to the divestiture of Gralise and NUCYNTA.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal fees. In addition, the change in fair value of our contingent consideration liability, which is remeasured quarterly based on the likelihood of the contingent earn-out payments, is recognized within SG&A.

    SG&A expenses decreased $4.5 million from $108.9 million for the year ended December 31, 2019 to $104.3 million for the year ended December 31, 2020 primarily due to the prior year’s $10.1 million loss on disposal of equipment, higher spend on sales and marketing program-related costs, and higher costs for opioid-related litigation, investigations, and regulations as compared to 2020. These higher costs were partially offset during the current year by increased transaction related costs, including costs associated with the Zyla Merger.

Pursuant to the Zyla Merger, we assumed a contingent consideration liability for the obligation to make future royalties to Iroko based upon annual INDOCIN Product net sales over $20.0 million. The fair value of the contingent consideration liability is remeasured quarterly based on the likelihood of the contingent earn-out payments. The change in fair value of the contingent consideration for the period from May 20, 2020 through December 31, 2020 was $1.5 million.

In connection with the Multidistrict Opioid Litigation, the State Opioid Litigation and the Opioid-Related Requests and Subpoenas described in “Note 12. Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we expect to incur additional costs and expenses related to Assertio Therapeutics’ ongoing opioid-related litigation and investigations, which may be significant and which may increase in future periods.

Amortization of Intangible Assets

    The following table reflects amortization of intangible assets for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Amortization of intangible assets—INDOCIN	$7,812	$—
Amortization of intangible assets—CAMBIA	5,136	5,136
Amortization of intangible assets—SPRIX	3,389	—
Amortization of intangible assets—Zipsor	2,337	2,337
Amortization of intangible assets—OXAYDO	183	—
Amortization of intangible assets—NUCYNTA	5,926	94,301
Total amortization of intangible assets	$24,783	$101,774

    Amortization expense for the year ended December 31, 2020 decreased as compared to the year ended December 31, 2019 due to the February 2020 divestiture of our rights, title and interest to the NUCYNTA franchise of products to Collegium. As a result, we derecognized the remaining carrying value of the NUCYNTA product rights and ceased recognizing related amortization.

In connection with the Zyla Merger, we acquired identified intangible assets comprised of definite-lived product rights for INDOCIN Products, SPRIX, and OXAYDO which are being amortized on a straight-line basis over their respective estimated useful lives. The respective fair values were determined to be $154.1 million, $39.0 million, and $0.3 million, as of the Zyla Merger date of May 20, 2020.

Loss on Impairment of Goodwill and Intangible Asset

Goodwill was tested for impairment in accordance with ASC 350 as of December 31, 2020, and we determined the fair value of our reporting unit was less than its carrying amount by more than the book value of goodwill of $17.4 million. Accordingly, we recognized a loss on impairment of goodwill of $17.4 million during the year ended December 31, 2020.

During the year ended December 31, 2019, we recognized an impairment loss of $189.8 million on the NUCYNTA intangible asset to reduce the carrying value of $564.8 million to its estimated fair value of $375.0 million as of December 31, 2019.

Restructuring Charges

For the years ended December 31, 2020 and 2019, restructuring charges and one-time termination costs incurred were $17.8 million and $3.9 million, respectively.

On December 15, 2020, we announced the December 2020 Plan. The reorganization plan included a reduction of staff at our headquarters office and remote sales force. As a result, $9.6 million of severance and benefits costs and $1.6 million of other exit costs for the write off of fixed assets no longer in use and the early termination of fleet leases, were recognized as restructuring charges, related to the December 2020 Plan, during the year ended December 31, 2020. We expect to substantially complete the workforce reduction by the end of the first quarter of 2021.

Subsequent to the Zyla Merger in May 2020, we began implementing reorganization plans of our workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth. The reorganization plan primarily focused on reduction of staff at our headquarters offices (Zyla Merger Reorganization). As a result, $5.6 million of severance and benefits costs, which included $1.0 million of stock-based compensation expense associated with equity modifications for certain executives, and $0.2 million of other exit costs were recognized as restructuring charges, related to the Zyla Merger, during the year ended December 31, 2020.  We do not expect to incur significant costs related to the Zyla Merger Reorganization beyond 2020.

In April 2020, we executed a limited reduction to our sales force due to the impact of COVID-19 on our ability to see in-person providers who prescribe our products. As a result, $0.6 million of severance and benefits as well as other costs was recognized during the year ended December 31, 2020. This initiative was completed during 2020.

In November 2019, we announced an acceleration of cost-saving initiatives that included a decision to discontinue our relationship with our contract sales organization, a reduction in the use of certain outside vendors and consultants, and the reorganization of certain functions resulting in a reduction of staff at our headquarters office and remote positions during the fourth quarter of 2019 (the 2019 Plan). As a result, $0.2 million and $3.9 million of severance and benefits costs for the reduction of staff were recognized as restructuring charges, related to the 2019 Plan, during the years ended December 31, 2020 and 2019, respectively. The 2019 cost-saving initiative was substantially complete as of December 31, 2020.

 Other Income (Expense), net

    The following table reflects Other income (expense), net for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
(Loss) Gain on debt extinguishment	$(56,113)	$26,385
Interest expense	(15,926)	(58,389)
Other gain (loss)	404	3,103
Change in fair value of Collegium warrants	(3,629)	845
Loss on sale of NUCYNTA	(14,749)	—
Gain on sale of Gralise	126,655	—
Total other income (expense), net	$36,642	$(28,056)

Other net income increased $64.7 million from $28.1 million in other expense for the year ended December 31, 2019 to $36.6 million in other income for the year ended December 31, 2020 primarily due to the current year gain on the sale of Gralise. The current year Gralise gain was partially offset by the 2020 loss on debt extinguishment as a result of the repurchase and tender offer of the 2021 and 2024 Notes and the settlement of the Senior Notes. In addition, during the year ended December 31, 2020, we recognized a loss on the sale of NUCYNTA.

The following table reflects interest expense for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Interest payable on 13% Senior Secured Notes due 2024	$6,870	$—
Interest payable on Convertible Notes due 2021 and 2024	1,727	8,958
Interest payable on Senior Notes	1,648	25,559
Amortization of debt discounts, debt issuance costs and royalty rights	5,680	23,764
Other	1	108
Total interest expense	$15,926	$58,389

The decrease in interest expense during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the settlement of the remaining principal of our Senior Notes and the repurchase of a portion of our 2021 and 2014 Notes during the year ended December 31, 2020. Interest expense during the year ended December 31, 2020 included our 13% Senior Secured Notes due 2024 acquired with the Zyla Merger.

Income Tax Benefit

During the year ended December 31, 2020, we recognized an income tax benefit of $17.4 million, an effective tax rate of 38.16% on income from continuing operations. The difference between the income tax provision of $17.4 million and the tax at the statutory rate of 21.0% on current year operations is principally due to the carryback of our 2020 federal net operating loss (“NOL”) to our 2018 and 2019 tax years under the NOL carryback provisions enacted as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in early 2020 and the current year reversal of valuation allowance related to the utilization of our deferred tax assets (“DTA”) to offset the deferred tax liabilities (“DTL”) of Zyla recorded through acquisition accounting.

During 2019, we recognized an income tax benefit of $5.3 million, an effective tax rate of 2.37% on income from continuing operations. The difference between the income tax provision of $5.3 million and the tax at the statutory rate of 21.0% is principally due to the change in the valuation allowance, the release of FIN 48 liabilities based on lapsing of statute of limitation, and tax benefits being recorded as a result of intraperiod tax allocation.

LIQUIDITY AND CAPITAL RESOURCES

     Historically and through December 31, 2020, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On February 9, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 22,600,000 shares of our common stock at a purchase price of $0.62 per share. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees and other offering expenses payable by us, we received net proceeds of approximately $13.1 million. On February 12, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 35,000,000 shares of our common stock at a purchase price of $0.98 per share. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees and other offering expenses payable by us, we received net proceeds of approximately $32.2 million. We intend to use proceeds from both offerings for general corporate purposes, including general working capital.

On July 31, 2020, we voluntarily redeemed $10.0 million of aggregate principal plus accrued interest on our Secured Notes due 2024, which was assumed as part of the Zyla Merger. Additionally upon the close of the Zyla Merger, we assumed and immediately paid off a $3.0 million promissory note and a $10.0 million credit agreement.

In May 2020, we sold our Collegium warrants investment for an aggregate purchase price of $6.0 million to Armistice Capital Mater Fund, Ltd.

On February 13, 2020, we completed the sale of our remaining rights, title and interest in and to the NUCYNTA franchise to Collegium Pharmaceutical, Inc. (Collegium) for $375.0 million, less royalties, in cash at closing.

On January 10, 2020, we completed the sale of Gralise® (gabapentin) to Golf Acquiror LLC, an affiliate to Alvogen, Inc. (Alvogen), for cash proceeds of $130.3 million. The total value included $75.0 million in cash at closing, with the balance receivable as 75% of Alvogen’s first $70.0 million of Gralise net sales after the closing (consideration receivable). Alvogen also paid for certain inventories relating to Gralise. On June 3, 2020, we entered into an agreement with Alvogen to settle the remaining balance of $39.7 million in consideration receivable, whereby we reduced the consideration receivable by $0.9 million and Alvogen paid $38.8 million in cash.

In April 2015, we issued $575.0 million aggregate principal amount of senior secured notes (Senior Notes) for aggregate gross proceeds of approximately $562.0 million. In connection with the divestiture of Gralise and NUCYNTA we used proceeds to repay the outstanding principal of $162.5 million as of December 31, 2019 and as a result we had repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement as of March 31, 2020. In connection with the termination of the Note Purchase Agreement, we were released from all security interests, liens and encumbrances under the Note Purchase Agreement. We were in compliance with our covenants with respect to the Senior Notes through the period of the effective payoff on February 13, 2020.

In September 2014, we issued $345.0 million aggregate principal amount of convertible notes due 2021 (the 2021 Notes) resulting in net proceeds to us of $334.2 million. In August 2019, we exchanged $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.00% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of our common stock. We did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of our common stock. On February 19, 2020, we utilized proceeds from the sale of Gralise and NUCYNTA to repurchase approximately $188.0 million aggregate principal amount of 2021 Notes and 2024 Notes. On March 11, 2020, we initiated a tender offer to repurchase any and all of our remaining $77.0 million of combined outstanding 2021 Notes and 2024 Notes. On April 8, 2020, upon close of the tender offer, we repurchased substantially all of the remaining outstanding $77.0 million aggregate principal amount of 2021 Notes and 2024 Notes, with only $0.3 million of 2021 Notes remaining as of December 31, 2020.

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
•potential expenses relating to ongoing litigation matters, including relating to Assertio Therapeutics’ former drug Glumetza and prior opioid product franchise, for which we have not accrued any reserves due to an inability to estimate the magnitude and/or probability of such expenses; and,
•effects of the COVID-19 pandemic on our operations.

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table summarizes our cash flow activities (in thousands):

	Year ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(65,572)	$90,475
Net cash provided by (used in) investing activities	512,801	(1,481)
Net cash used in financing activities	(468,550)	(157,836)
Net decrease in cash and cash equivalents	$(21,321)	$(68,842)
Cash and cash equivalents at beginning of year	42,107	110,949
Cash and cash equivalents at end of period	$20,786	$42,107

Cash Flows from Operating Activities

Cash used in operating activities was $65.6 million during the year ended December 31, 2020 compared to cash provided by operating activities of $90.5 million for the year ended December 31, 2019. The decrease in cash flow from operating activities in 2020 was primarily due to the sale of Gralise and NUCYNTA at the beginning of the year combined with cash used for working capital post the Zyla merger. Additionally, cash flow from operating activities in 2019 included receipt of $32.0 million from the Purdue settlement in January 2019.

Cash Flows from Investing Activities

Cash provided by investing activities was $512.8 million during the year ended December 31, 2020 compared to cash used for investing of $1.5 million for the year ended December 31, 2019. The increase in cash flow from investing activities in 2020 was primarily due to the $369.0 million and $130.3 million in cash consideration received for the sales of NUCYNTA and Gralise, respectively. Net cash provided by investing activities during the 2020 also included $7.6 million of cash acquired with the Zyla Merger and $6.0 million of proceeds from the sale of investments.

Cash used in investing activities during the year ended December 31, 2019 was primarily due to purchases and maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $468.6 million during the year ended December 31, 2020 and $157.8 million during the year ended December 31, 2019. The increase in cash used in financing activities during 2020 was primarily due to the repurchase of $264.7 million of our outstanding 2021 Notes and 2024 Notes, the settlement of $171.8 million of our Senior Notes. Additionally upon the Zyla Merger, we assumed and immediately paid off a $3.0 million promissory note and a $10.0 million credit agreement.

Contractual Obligations

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide additional information on our contractual obligations and contingent liabilities.

OFF‑BALANCE SHEET ARRANGEMENTS

    We did not have any off-balance sheet arrangements as of December 31, 2020.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    See “Item 8. Financial Statements and Supplemental Data - Note 1. Organization and Summary of Significant Accounting Policies” for additional information on recent accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore we are permitted to provide scaled Item 8 disclosure.

ASSERTIO HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assertio Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assertio Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product sales allowances
Description of the Matter
The Company sells pharmaceutical drugs to wholesale distributors, specialty pharmacies and retail pharmacies. As described in Note 1 to the consolidated financial statements, the Company considers product sales allowances to be variable consideration and estimates and recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. At December 31, 2020, the Company had $63.1 million in accrued rebates, returns and discounts, which includes product returns. The Company estimates its product returns based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of competitive products.

Auditing the Company’s measurement of product returns was challenging because the calculation involved subjective management assumptions about units that could be returned in future periods under the Company’s return policy, which extends for a period of six months before and up to twelve months after its expiration date. The Company’s estimate for product returns was based on historical return trends by product or return trends of similar products, taking into consideration the significant factors outlined above.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over the measurement of product returns for Zyla Life Sciences, Inc., which is included in the 2020 consolidated financial statements of Assertio Holdings, Inc.

How We Addressed the Matter in Our Audit
We obtained an understanding of internal controls that address the identified risks related to the Company's process for calculating product returns. Further, we evaluated the design and tested the operating effectiveness of those controls for product returns related to the legacy Assertio product lines. For example, we tested controls over management’s review of the significant assumptions and other inputs used in the estimation of product returns, including the significant assumptions discussed above.

To test the Company’s product returns, our audit procedures included, among other procedures, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the reasonableness of the significant assumptions used by management to estimate its reserves. For example, we considered the reasonableness of management’s assessment of current and future market events, such as competitive pricing actions and possible product introductions, based on our knowledge of the industry and other macro-economic considerations. We also tested the Company’s retrospective review of the accuracy of the product return accruals, compared the results of the retrospective review to the current year assumptions, and performed sensitivity analyses to determine the effect of changes in assumptions.

Accounting for Zyla Life Science Inc. Acquisition
Description of the Matter
In May 2020, the Company completed its merger with Zyla Life Sciences, Inc as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination with Assertio Therapeutics, Inc as the accounting acquirer.

Auditing the Company's accounting for this business combination was complex due to the significant management estimation required to determine the fair value of the acquired assets and assumed liabilities. In particular, there were significant estimations associated with the acquired intangible assets and the assumed contingent consideration of the acquiree in the arrangement, totaling $193.4 million and $39.9 million, respectively. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the intangible assets and contingent consideration, as well as the sensitivity of the respective fair values to the significant underlying assumptions. The Company used a discounted cash flow model to measure the fair value of the intangible assets and the significant assumptions included the discount rate and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, operating profit margin and market participant synergies). The Company used an option pricing model under the income approach to measure the fair value of the contingent consideration and the significant assumptions included discount rates revenue projections and timing of expected payments. These significant assumptions for both models are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for business combinations. For example, we tested controls over the recognition and measurement of acquired intangible assets and estimated contingent consideration, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the discounted cash flow model and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of the significant assumptions. To test the estimated fair value of the contingent consideration that was assumed by the Company, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We also involved our valuation specialists to assist in evaluating the appropriateness of the Company's use of an option pricing model and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts.

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was $17.4 million. As discussed in Note 1 of the Consolidated Financial Statements, goodwill is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of the net assets are below their carrying amounts. The Company’s quantitative impairment test considers both the income approach and the market approach to estimate the reporting unit’s fair value. The Company recorded a full impairment charge of $17.4 million to impair the carrying amount of goodwill as of December 31, 2020.

Auditing the Company’s goodwill impairment test was complex due to the significant judgment required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions that require judgment, including the amount and timing of future cash flows (e.g. revenue growth rates) and the weighted average cost of capital (“discount rate”), which are affected by factors such as general market conditions and recent operating performance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management's review of the valuation model and the significant assumptions, as discussed above, used to develop the amount and timing of future cash flows. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the reasonableness of the significant assumptions used. We compared the significant assumptions used by management to current industry and economic trends, analyst expectations, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to assess the changes in the fair values that would result from changes in the assumptions. We also involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimate used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Chicago, Illinois
March 12, 2021

ASSERTIO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,786	$42,107
Accounts receivable, net	44,350	42,744
Inventories, net	11,712	3,412
Prepaid and other current assets	17,406	15,688
Total current assets	94,254	103,951
Property and equipment, net	2,437	3,497
Intangible assets, net	200,082	400,535
Investments, net	1,579	13,064
Other long-term assets	4,922	6,123
Total assets	$303,274	$527,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,808	$16,193
Accrued rebates, returns and discounts	63,114	58,943
Accrued liabilities	31,571	18,948
Current portion of long-term debt	11,942	80,000
Contingent consideration, current portion	6,776	—
Interest payable	1,793	8,375
Other current liabilities	2,682	2,094
Total current liabilities	132,686	184,553
Long-term debt	72,160	271,258
Contingent consideration	31,776	168
Other long-term liabilities	11,138	13,233
Total liabilities	247,760	469,212
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 113,568,597 and 80,888,134 shares issued and outstanding as of December 31, 2020 and 2019, respectively	13	8
Additional paid-in capital	483,446	457,751
Accumulated deficit	(427,945)	(399,801)
Total shareholders’ equity	55,514	57,958
Total liabilities and shareholders' equity	$303,274	$527,170
The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands except per share data)

	Year Ended December 31,
	2020	2019
Revenues:
Product sales, net	$93,498	$108,806
Commercialization agreement, net	11,258	118,614
Royalties and milestones	1,519	2,084
Total revenues	106,275	229,504
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)	19,872	9,505
Research and development expenses	4,213	10,106
Selling, general and administrative expenses	104,324	108,866
Amortization of intangible assets	24,783	101,774
Loss on impairment of goodwill and intangible assets	17,432	189,790
Restructuring charges	17,806	3,891
Total costs and expenses	188,430	423,932
Loss from operations	(82,155)	(194,428)
Other income (expense):
Gain on sale of Gralise	126,655	—
(Loss) Gain on debt extinguishment	(56,113)	26,385
Loss on sale of NUCYNTA	(14,749)	—
Interest expense	(15,926)	(58,389)
Other (loss) gain	(3,225)	3,948
Total other income (expense)	36,642	(28,056)
Net loss before income taxes	(45,513)	(222,484)
Income tax benefit	17,369	5,283
Net loss and Comprehensive loss	$(28,144)	$(217,201)
Basic net loss per share	$(0.27)	$(3.07)
Diluted net loss per share	$(0.27)	$(3.07)
Shares used in computing basic net loss per share	104,835	70,716
Shares used in computing diluted net loss per share	104,835	70,716

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances as of December 31, 2018	64,185	$6	$402,934	$(182,600)	$(5)	$220,335
Issuance of common stock upon exercise of options	14	—	25	—	—	25
Issuance of common stock under employee stock purchase plan	169	—	226	—	—	226
Issuance of common stock in conjunction with vesting of restricted stock units	703	—	—	—	—	—
Issuance of common stock in conjunction with the Convertible Note Exchange	15,817	2	25,305	—	—	25,307
Reacquisition of equity component of 2021 Notes, net of tax loss of $1,445	—	—	(4,763)	—	—	(4,763)
Equity component of issued 2024 Notes, net of tax benefit of $7,212	—	—	23,999	—	—	23,999
Stock-based compensation	—	—	10,596	—	—	10,596
Shares withheld for payment of employees' tax liability	—	—	(571)	—	—	(571)
Unrealized gain on available-for-sale securities	—	—	—	—	5	5
Net loss	—	—	—	(217,201)	—	(217,201)
Balances as of December 31, 2019	80,888	$8	$457,751	$(399,801)	$—	$57,958
Issuance of common stock under employee stock purchase plan	183	—	87	—	—	87
Issuance of common stock in conjunction with vesting of restricted stock units	934	1	—	—	—	1
Issuance of common stock upon exercise of warrant	6,085	1	(1)	—	—	—
Issuance of common stock in connection with Zyla Merger	25,479	3	22,928	—	—	22,931
Issuance of warrants and stock options in connection with Zyla Merger	—	—	11,626	—	—	11,626
Reacquisition of equity component of 2021 and 2024 Notes	—	—	(19,532)	—	—	(19,532)
Stock-based compensation	—	—	10,924	—	—	10,924
Shares withheld for payment of employees' tax liability	—	—	(337)	—	—	(337)
Net loss and Comprehensive loss	—	—	—	(28,144)	—	(28,144)
Balances as of December 31, 2020	113,569	$13	$483,446	$(427,945)	$—	$55,514

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
Operating Activities
Net loss	$(28,144)	$(217,201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,431	102,946
Amortization of debt discount, debt issuance costs and royalty rights	5,680	23,764
Stock-based compensation	10,924	10,596
Provisions for inventory and other assets	3,817	5,304
Impairment of goodwill and intangible assets	17,432	189,790
Loss on disposal of equipment and early termination of leases	1,588	10,076
Income tax provision	(8,424)	(5,767)
Gain on sale of Gralise	(126,655)	—
Loss on sale of NUCYNTA	14,749	—
Loss (gain) on extinguishment of Convertible Notes	47,880	(26,385)
Loss on prepayment of Senior Notes	8,233	—
Recurring fair value measurement of assets and liabilities	5,129	(1,715)
Other	—	(327)
Changes in assets and liabilities:
Accounts receivable	19,800	(5,533)
Inventories	(291)	(316)
Prepaid and other assets	10,797	40,769
Income taxes receivable	(8,973)	—
Accounts payable and other accrued liabilities	(28,569)	(15,440)
Accrued rebates, returns and discounts	(29,066)	(16,816)
Interest payable	(7,910)	(3,270)
Net cash (used in) provided by operating activities	(65,572)	90,475
Investing Activities
Proceeds from sale of NUCYNTA	368,965	—
Proceeds from sale of Gralise	130,261	—
Cash acquired in Zyla Merger	7,585	—
Proceeds from sale of investments	6,000	—
Purchases of property and equipment	(10)	(1,481)
Purchases of marketable securities	—	(12,065)
Maturities of marketable securities	—	4,209
Sales of marketable securities	—	7,856
Net cash provided by (used in) investing activities	512,801	(1,481)
Financing Activities
Payments in connection with debt extinguishment	(264,731)	(30,000)
Repayment of Senior Notes	(171,775)	(120,000)
Payment in connection with 13% Senior Secured Notes	(14,750)	—
Payments on Revolver	(10,000)	—
Payment of contingent consideration liability	(3,016)	—
Payments on Promissory Note	(3,000)	—
Payment of royalty rights obligation	(500)	—
Payment of employees' tax liability related to common shares withheld	(866)	(570)
Convertible notes issuance costs	—	(4,268)

Fees for modification of Senior Notes	—	(3,249)
Proceeds from issuance of common stock	88	251
Net cash used in financing activities	(468,550)	(157,836)
Net decrease in cash and cash equivalents	(21,321)	(68,842)
Cash and cash equivalents at beginning of year	42,107	110,949
Cash and cash equivalents at end of period	$20,786	$42,107
Supplemental Disclosure of Cash Flow Information
Net cash refund of (paid for) income taxes	$1,136	$(4,401)
Cash paid for interest	$17,598	$37,788
Capital expenditures incurred but not yet paid	$—	$500
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On May 20, 2020, Assertio Holdings, Inc. completed a merger (Zyla Merger) with Zyla Life Sciences (Zyla) pursuant to an Agreement and Plan of Merger (Merger Agreement), dated as of March 16, 2020. Prior to the consummation of the Zyla Merger, Assertio Therapeutics, Inc. (which changed its name from Depomed, Inc. in August 2018) implemented a holding company reorganization (Assertio Reorganization) pursuant to an Agreement and Plan of Merger, dated as of May 19, 2020, by and among Assertio Therapeutics, Inc., Assertio Holdings, Inc. and a wholly-owned subsidiary formed to effectuate the Assertio Reorganization. As a result of the Assertio Reorganization, Assertio Therapeutics, Inc. became a direct, wholly-owned subsidiary of Assertio Holdings, Inc. and each issued and outstanding share of common stock, $0.0001 par value per share, of Assertio Therapeutics, Inc. immediately prior to the Assertio Reorganization automatically converted into an equivalent corresponding share of common stock, $0.0001 par value per share, of Assertio Holdings, Inc. having the same designations, rights, powers, preferences, qualifications, limitations and restrictions as the converted share of Assertio Therapeutics, Inc. common stock. Unless otherwise noted or required by context, use of “Assertio” and “Company” refer to Assertio Therapeutics, Inc. any time prior to the Assertio Reorganization and to Assertio Holdings, Inc. following the Assertio Reorganization.

Assertio is a commercial pharmaceutical company offering differentiated products to patients. The Company’s commercial portfolio of branded products focuses on three areas: neurology, hospital, and pain and inflammation. The Company has built its commercial portfolio through a combination of increased opportunities with existing products, as well as through the acquisition or licensing of additional approved products. The Company’s marketed products are:

INDOCIN® (indomethacin) Suppositories	A suppository form and oral solution of indomethacin, a nonsteroidal anti-inflammatory drug (NSAID), approved for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
CAMBIA® (diclofenac potassium for oral solution)	A prescription medicine used to treat migraine attacks in adults. CAMBIA does not prevent or lessen the number of migraines one has, and it is not for other types of headaches. It contains diclofenac potassium, a non-steroidal anti-inflammatory drug (NSAID).
SPRIX® (ketorolac tromethamine) Nasal Spray	A prescription NSAID indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.
Zipsor® (diclofenac potassium) Liquid filled capsules	A prescription NSAID used for relief of mild-to-moderate pain in adults (18 years of age and older)

Other commercially available products include ZORVOLEX® (diclofenac) and VIVLODEX® (meloxicam) (collectively known as the SOLUMATRIX® products), as well as OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII. In September 2020, the Company terminated its Second Amended and Restated Nano-Reformulated Compound License Agreement as of January 27, 2020 (the “iCeutica License”), with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”). The iCeutica License allowed the Company to utilize certain technology and intellectual property related to iCeutica’s SOLUMATRIX technology and certain other rights of iCeutica. Accordingly, the intellectual property related to SOLUMATRIX technology will no longer be used by the Company and the Company will no longer manufacture products using SOLUMATRIX technology.

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

Basis of Preparation

The Company’s consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations for annual reporting.

In connection with the preparation of the financial statements for the year ended December 31, 2020, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within twelve months after the date of the issuance of these financial statements noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as sales discounts and returns, depreciable and amortizable lives, share-based compensation assumptions and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company, actual results could differ materially from these estimates.

Segment Information

The Company manages its business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. To date, substantially all of the Company’s revenues from product sales are related to sales in the U.S.

Cash, Cash Equivalents

Cash and cash equivalents include cash in readily available checking and money market funds. We consider all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment. To date the Company has not recorded a bad debt allowance since the majority of its product revenue comes from sales to a limited number of financially sound companies who have historically paid their balances timely. The need for a bad debt allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in bad debt.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. Additionally, the Company writes off the value of inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and projected demand.

Cost of sales includes the cost of inventory sold or reserved, which includes manufacturing and supply chain costs, product shipping and handling costs, and product royalties.

Investments

Assertio received warrants to purchase Collegium stock in conjunction with its November 2018 amendment to the Collegium Commercialization Agreement. Such warrants were measured at fair value with changes in fair value recorded in Other (loss) gain on the Company’s Consolidated Statements of Comprehensive Income during the year ended December 31, 2019. The Collegium warrants were sold during the year ended December 31, 2020.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, as follows:

Furniture and office equipment	3 - 5 years
Machinery and equipment	5 - 7 years
Laboratory equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or lease term

Intangible Assets (other than goodwill)

Intangible assets, other than goodwill, consist of product rights that are accounted for as definite-lived intangible assets subject to amortization. The Company determines the fair value of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The fair value recorded is amortized on a straight-line basis over the estimated useful life of the asset. The Company estimated the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition for the same or similar indication and other related factors.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, including property and equipment and product rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss is calculated as the excess of the carrying amount over the fair value. Estimating future cash flows and fair value related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

As of December 31, 2020, the Company determined there were indicators of impairment present related to the declining revenues due to the adverse impact of COVID-19 on our business as well as unfavorable changes in product payor mix, resulting in the Company’s announcement of the December 2020 Plan. These factors contributed to higher operating losses and cash used by operating activities during the year ended December 31, 2020, as compared to the prior year. In addition, during the fourth quarter of 2020, the Company’s market capitalization declined from approximately $72.0 million as of September 30, 2020 to $38.0 million as of December 31, 2020. As a result of these recent events, the Company determined indicators of impairment were present and, accordingly, performed a test for recoverability of long-lived assets to be held and used pursuant to ASC 360, Impairment Testing: Long Lived Assets Classified as Held and Used. After grouping the long-lived assets, including purchased developed technology and trademarks, at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. The Company then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset group. Based on this test, the

Company determined that the estimated undiscounted cash flows were in excess of the carrying amount of the long-lived asset group and, accordingly, the long-lived asset group is fully recoverable.

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

If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired in-process research and development with no alternative future use is charged to expense at the acquisition date.

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

As of December 31, 2020, the Company determined, due to declining revenues and a decrease in its market capitalization, that it was more likely than not that the fair value of net assets are below their carrying amounts and, therefore, the Company performed the required goodwill impairment test under ASC 350, Intangibles - Goodwill and Other. First, the Company estimated the fair value of the reporting unit to which goodwill is assigned using a combination of the income and market approach. The Company then compared the carrying amount of the reporting unit, including goodwill, to its fair value. Since the fair value was less than the reporting unit’s carrying amount, the Company calculated the goodwill impairment as the difference between the reporting unit’s fair value and the carrying amount, not to exceed the carrying amount of goodwill. Accordingly, the Company recorded an impairment charge of $17.4 million, recognized within total costs and expenses in the Consolidated Statement of Comprehensive Income, to impair the carrying amount of goodwill as of December 31, 2020.

Contingent Consideration

The Company assumed a contingent consideration liability upon its merger with Zyla. The liability assumed included contingent consideration related to royalties payable in the form of an earnout provision based on INDOCIN Product revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation to estimated fair value which is recognized as change in fair value of contingent consideration payable within operating expenses in the Company’s Consolidated Statements of Operations.

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

Product Sales Allowances - The Company considers products sales allowances to be variable consideration and estimates and recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. The Company uses the most likely method in estimating product sales allowances. If actual future results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment. The Company’s sales allowances include:

Product Returns - The Company allows customers to return product for credit with respect to that product within six months before and up to 12 months after its product expiration date. The Company estimates product returns and associated credit on Zipsor, CAMBIA, NUCYNTA, Gralise, Lazanda and products acquired from Zyla, INDOCIN Products, ZORVOLEX, VIVLODEX and OXAYDO. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. The Company did not assume financial responsibility for returns of NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Under the Commercialization Agreement with Collegium for NUCYNTA, the divestiture of Lazanda to Slán and the divestiture of Gralise to Alvogen, the Company is only financially responsible for product returns for product that were sold by the Company, which are identified by specific lot numbers. Shelf lives, from the respective manufacture dates, for the Company’s products range from 24 months to 48 months.

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

Prompt Pay Discounts - The Company offers cash discounts to its customers (generally 2% of the sales price) as an incentive for prompt payment.

Based on the Company’s experience, the Company expects its customers to comply with the payment terms to earn the cash discount.

Patient Discount Programs - The Company offers patient discount co-pay assistance programs in which patients receive certain discounts off their prescriptions at participating retail and specialty pharmacies. The discounts are reimbursed by the Company to program administrators approximately one month after the prescriptions subject to the discount are filled.

Medicaid Rebates - The Company participates in Medicaid rebate programs, which provide assistance to certain low income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled.

Chargebacks - The Company provides discounts to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract with the Department of Veterans Affairs and 340B eligible entities. These federal and 340B entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product.

Managed Care Rebates - The Company offers discounts under contracts with certain managed care providers. The Company generally pays managed care rebates one to three months after the quarter in which prescriptions subject to the rebate are filled.

Medicare Part D Coverage Gap Rebates - The Company participates in the Medicare Part D Coverage Gap Discount Program under which it provides rebates on prescriptions that fall within the “donut hole” coverage gap. The Company generally pays Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled.

Royalties and Milestone Revenue

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

For arrangements that include milestones, the Company recognizes such revenue using the most likely method. At the end of each reporting period, the Company re-evaluates the probability or achievement of any potential milestone and any related constraints, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

Leases

The Company adopted ASC 842, Leases (ASC 842), on January 1, 2019 using the modified retrospective approach. There was no adjustment to the Company's opening balance of accumulated deficit resulting from the adoption of this guidance. In addition, the Company elected the package of practical expedients, which among other things, allowed for the carryforward of the historical lease classification. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Prior to the adoption of ASC 842, the Company accounted for its operating leases in accordance with ASC 840. Under ASC 840, only capital leases were recognized on the balance sheet and therefore the Company’s operating leases were reflected in the financial statement footnotes. The adoption of ASC 842 did not materially affect the Company’s Consolidated Comprehensive Income.

The Company assesses contracts for lease arrangements at inception. Operating right-of-use (ROU) assets and liabilities are recognized at the lease commencement date equal to the present value of future lease payments using the implicit, if readily available, or incremental borrowing rate based on the information readily available at the commencement date. ROU assets include any lease payments as of commencement and initial direct costs but exclude any lease incentives. Lease and non-lease components are generally accounted for separately and the Company recognizes operating lease expense straight-line over the term of the lease. Operating leases are included in other long-term assets, other current liabilities, and other long term liabilities in the Consolidated Balance Sheet.

    The Company accounts for operating leases with an initial term of 12 months or less on a straight-line basis over the lease term in the Consolidated Statements of Comprehensive Income.

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

The stock-based compensation expense related to performance share units (PSUs) is estimated at grant date based on the fair value of the award. The PSU awards are measured exclusively to the relative total shareholder return (TSR) performance, which is measured against the three-year TSR of a custom index of companies. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement in each of the three independent successive one-year tranches. TSR relative to peers is considered a market condition under applicable authoritative guidance. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo valuation model considers a variety of potential future share prices for Assertio and our peer companies in a selected market index.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan (ESPP) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by our stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate and expected dividends over the expected term of the award. The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of our common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model. Stock-based compensation expense related to the ESPP and options is recognized on a straight-line basis over its respective term.

Research and Development Expense

Research and development (R&D) expenses include salaries, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs, allocations of corporate costs, as well as post-marketing clinical studies. All such costs are charged to R&D expense as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2020 and 2019 were $0.4 million and $0.8 million, respectively.

Restructuring

Restructuring costs are included in Restructuring charges within the Consolidated Statements of Comprehensive Income. The Company has accounted for these costs in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420) and ASC 712, Compensation - Nonretirement Postemployment Benefits (ASC 712). One-time termination benefits are recorded at the time restructuring is communicated to the affected employees. Ongoing benefits are recognized when they are estimable and probable.

Income Taxes

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in its Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheets and provide any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. When it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount determined is more likely than not to be realized. At this time, the Company has recorded a valuation allowance against its net deferred tax assets.

The Company is subject to examination of its income tax returns by various tax authorities on a periodic basis. The Company regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of its provision for income taxes. The Company has applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more‑likely‑than‑not threshold to the recognition and de‑recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the Company to recognize a tax benefit measured at the largest amount of tax benefit that, in its judgment, is more than 50 percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

The Company recognizes tax liabilities in accordance with ASC Topic 740, Income Taxes, and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Concentration of Risk

The Company is subject to credit risk from its accounts receivable related to product sales. The three large, national wholesale distributors represent the vast majority of the Company’s business and represented the following percentage of consolidated revenue by customer and the percentage accounts receivable by customer related to product shipments for the years ended December 31, 2020 and 2019.

	Consolidated revenue		Accounts receivable related to product sales
	2020	2019	2020	2019
Cardinal Health	42%	10%	53%	25%
McKesson Corporation	14%	16%	20%	46%
AmerisourceBergen Corporation	13%	12%	18%	17%
Collegium	11%	52%	—%	—%
All others	20%	10%	9%	12%
Total	100%	100%	100%	100%

Accounts receivable balances related to product sales were $40.8 million and $38.4 million for the years ended December 31, 2020 and 2019, respectively. To date, the Company has not experienced any bad debt losses with respect to the collection of its accounts receivable and believes that its entire accounts receivable balances are collectible.

Revenue and receivables from Collegium are associated to the commencement of the Commercialization Agreement in 2018.

The Company is dependent upon third-party manufacturers to supply product for commercial use. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for all commercialized products. Such production arrangements could be adversely affected by a significant interruption which would negatively impact the supply of final drug product. The Company’s sole commercial suppliers for each of its marketed products, as follows:
•INDOCIN Products - Patheon Pharmaceuticals, Inc. (Patheon) and Cosette Pharmaceuticals, Inc;
•CAMBIA - MiPharm, S.p.A. and Pharma Packaging Solutions
•SPRIX - Jubilant HollisterStier LLC and Sharp Packaging Solutions
•Zipsor - Catalent Ontario Limited (Catalent) and Mikart Inc.
•OXAYDO - UPM Pharmaceuticals, Inc.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted this standard on January 1, 2020 and updated its internal controls to include certain forward-looking considerations in the current process of developing and recognizing credit losses for in scope financial assets, which primarily included accounts receivable and a $3.5 million investment in a company engaged in medical research. ASC 326 had an immaterial impact to our allowance for credit losses reported in accounts receivable on our Condensed Consolidated Balance Sheet upon adoption. The investment is structured as a long-term loan receivable with a convertible feature and carried at amortized cost with accruing interest. To calculate the expected credit loss allowance, the Company utilized a probability-of-default method (PDM). This process estimates the probability of the loan being successfully paid back or converted into equity based on the ability of the investee to obtain FDA acceptance of its research.

As of December 31, 2020, the Company estimated an expected credit loss of approximately $1.9 million, which was recognized in Other (expense) income in the Company’s Condensed Consolidated Statement of Comprehensive Income in the first quarter of 2020 and is included in Investments, net in the Company’s Condensed Consolidated Balance Sheet. The Company’s expected credit losses can vary from period to period based on several factors, such as progress of the medical research and FDA submission, and overall economic environment and the ability of the investee to fund its operations. The primary factor that contributed to the provision for expected credit losses as of the second quarter of 2020 was an evaluation of probability of default to exist based on the outlook of the macro environment due to the COVID-19 pandemic and its impact to delay the FDA acceptance process combined with the investee’s ability to fund its operations and raise capital if required.

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

NOTE 2. ACQUISITIONS
Business Combination
Zyla Life Sciences

On May 20, 2020, Assertio completed the Zyla Merger pursuant to the Agreement and Plan of Merger dated March 16, 2020. Upon consummation of the Zyla Merger, each issued and outstanding share of Zyla common stock converted into 2.5 shares of Assertio Holding’s common stock (the Exchange Ratio), and each outstanding option or warrant to purchase Zyla common stock converted into the right to purchase shares of Assertio’s common stock. The company accounted for the Zyla Merger using the acquisition method of accounting under ASC 805.

The following table reflects the acquisition date fair value of the consideration transferred with respect to the Zyla Merger:

Total number of Company ordinary shares issued	25,478,539
Assertio share price as of May 20, 2020	$0.90
Fair value of common shares issued (in thousands)	$22,931
Fair value of warrants and stock options issued (in thousands) (1)	$11,626
Taxes paid by the Company on behalf of Zyla (in thousands)	529
Total purchase consideration (in thousands)	$35,086

(1) Represents 4,972,365 of Zyla warrants outstanding as of May 20, 2020 at the Exchange Ratio or 12,430,913 Company warrants.     The Company’s warrants were valued using the Company’s share price of $0.90 as of May 20,2020. As these shares are exercisable at any time at an exercise price of $0.0004 per share and Assertio issued replacement awards for these shares, these shares represent consideration transferred.

Costs incurred that were directly attributable to facilitating the close of the Zyla Merger were $6.6 million and were recognized during the first six months of 2020. These costs were recorded to the Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Pursuant to ASC 805, one of the companies in the transactions shall be designated as the acquirer for accounting purposes based on the evidence available. For accounting purposes, Assertio was treated as the acquiring entity. The Zyla Merger transaction was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805. Under this method, the acquisition was recorded by allocating the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Zyla, based on the estimated fair values at the acquisition date. The excess of purchase price over the fair value of the acquired net assets was recorded as goodwill. The results of operations of this transaction have been included in the Company’s consolidated financial statements from the date of acquisition.

As of the merger date in 2020, valuations were performed to assess the fair value of certain assets acquired and liabilities assumed. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the merger as more information is obtained about the fair value of assets acquired and liabilities assumed. The Company finalized the Zyla Merger purchase price allocation effective December 31, 2020.

The following table reflects the initial preliminary and final fair values of the assets acquired and liabilities assumed, and measurement period adjustments during the year ended December 31, 2020, as of the acquisition date (in thousands):

	Initial Preliminary Purchase Price Allocation (PPA) to Fair Value	Measurement period adjustments	Final PPA to Fair Value
Cash	$7,585	$—	$7,585
Accounts receivable	23,133	—	23,133
Inventories	26,742	(12,481)	14,261
Property and equipment	4,512	(3,016)	1,496
Intangible assets	160,900	32,500	193,400
Other assets	9,629	(1,964)	7,665
Total identifiable assets acquired	$232,501	$15,039	$247,540
Accounts payable	21,574	—	21,574
Accrued rebates, returns and discounts	33,254	—	33,254
Other accrued liabilities	15,434	8,424	23,858
Contingent consideration (a)	29,400	10,500	39,900
Debt (b)	111,900	(600)	111,300
Total liabilities assumed	$211,562	$18,324	$229,886
Net identifiable assets acquired	20,939	(3,285)	17,654
Goodwill (c)	14,147	3,285	17,432
Net assets acquired	35,086	—	$35,086

(a) Contingent consideration was recognized and measured at an estimated fair value as of the acquisition date. The contingent consideration liability assumed is the result of Zyla’s previous acquisition of INDOCIN Products. The liability assumed included contingent consideration related to royalties payable in the form of an earnout provision based on INDOCIN Product revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will subsequently re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

(b) The fair value of acquired debt is comprised of the following (in thousands):

13% Senior Secured Note due 2024	$95,000
Royalty rights obligation	3,300
Promissory note	3,000
Credit agreement	10,000
Total debt	$111,300

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
(c) The Company recognized $17.4 million of goodwill which represents the fair value of assets net of the fair value of liabilities assumed in excess of consideration paid. Goodwill arising from the Zyla Merger is not expected to be deductible for tax purposes and is subject to material revision as the purchase price allocation is completed. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Zyla.

Stock-based Compensation Plan

On June 4, 2020, the Company filed a Registration Statement with the SEC to register the Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan (the 2019 Zyla Plan). The 2019 Zyla Plan was assumed in connection with the Zyla Merger. Pursuant to the Zyla Merger Agreement, each outstanding Zyla stock option was cancelled and converted into a stock option to purchase the Company’s Common Stock on the same terms and conditions with (1) the number of shares of Company Common Stock subject to each such option equal to (i) the number of shares of the common stock subject to the option multiplied by (ii) the Merger Exchange Ratio, which was 2.5, rounded, if necessary, to the nearest whole share and (2) an exercise price per share (rounded to the nearest whole cent) equal to the original exercise price of the Zyla stock option divided by (B) the Exchange Ratio. This resulted in the issuance of 5.0 million options with an average fair market value of $0.62 per share value, of which $0.4 million was recognized as merger consideration. The term of Zyla options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over three years at the rate of at least 33%, by the end of the first year and then ratably in monthly installments over the remaining vesting period of the stock option.

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

Pro Forma Information

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

	Unaudited
	Twelve Months Ended December 31,
	2020	2019
Total revenues	$131,969	$246,375

Net loss	$(60,105)	$(145,418)

The unaudited proforma financial results for the years ended December 31, 2020 and December 31, 2019 reflect adjustments directly attributed to the business combination and the Company’s divestiture of NUCYNTA and Gralise. Additionally, the unaudited proforma information for the twelve months ended December 31, 2019 was adjusted and excludes income of $115.2 million related to Zyla’s pre-merger reorganization in January 2019 and Assertio’s December 2019 loss on impairment of intangible assets of $189.8 million.

See Note 3, Revenue, for revenue for the period since the acquisition date to December 31, 2020 related to Zyla acquired products. As the Company operates as one operating entity, earnings of Zyla since the acquisition date are impractical to calculate separate from the consolidated company.

NOTE 3. REVENUE

The following table reflects summary revenues the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Product sales, net:
INDOCIN Products (1)	$31,684	$—
CAMBIA	28,350	32,453
Zipsor	13,286	12,498
SPRIX ((1)	11,077	—
Other (2)	9,101	63,855
Total product sales, net	93,498	108,806
Commercialization agreement revenue, net	11,258	118,614
Royalties and milestone revenue	1,519	2,084
Total revenues	$106,275	$229,504
(1)Products acquired in connection with Zyla Merger represent product sales, net for the period of May 20, 2020 through December 31, 2020.
(2)Includes product sales for Gralise, which was divested in January 2020; product sales adjustments for previously divested products NUCYNTA and Lazanda; and, product sales for non-promoted products OXAYDO and SOLUMATRIX, which were acquired from Zyla in May 2020.

Product Sales, net

For the year ended December 31, 2020, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. The Company began shipping and recognizing product sales for INDOCIN Products, SPRIX, and non-promoted products, SOLUMATRIX and OXAYDO, upon the Zyla Merger on May 20, 2020.

Product sales for the Company’s non-promoted products, SOLUMATRIX and OXAYDO, acquired upon the Zyla Merger were $7.7 million for the year ended December 31, 2020. In September 2020, we terminated our iCeutica License and as a result will no longer manufacture products using SOLUMATRIX technology.

The Company completed the sale of Gralise to Alvogen on January 10, 2020, and therefore ceased recognizing product sales related to Gralise effective on the transaction close date. Product sales related to Gralise for the year ended December 31, 2020 were $0.3 million and relate to sales reserve estimate adjustments related to sales recognized in prior periods. Product sales of Gralise for the year ended December 31, 2019 were $63.1 million.

The Company ceased recording product sales and related costs for NUCYNTA after commencing the Commercialization Agreement with Collegium on January 8, 2018. Product sales for the year ended December 31, 2020 and 2019 reflect adjustments made for previously recorded sales reserve estimates. In addition, the Company ceased recording revenues and related costs associated with Lazanda after it divested the product to Slán in November 2017. Product sales for the year ended December 31, 2020 and 2019 reflect adjustments made for previously recorded sales reserve estimates.

Commercialization Agreement Revenue, net

The Company ceased recognizing commercialization revenue and related costs for NUCYNTA effective the closing of the transaction to divest its rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. In connection with the sale, the Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the purchase agreement. During the year ended December 31, 2020, the Company recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue of $13.1 million offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement as a result of the divestiture of NUCYNTA to Collegium.

For the year ended December 31, 2019, the Company recognized net revenue from the Commercialization Agreement of $118.6 million which primarily consists of sales-based variable royalty revenue.

Contract Assets

The following table reflects changes in the Company’s contract asset as of December 31, 2020 (in thousands):

	Balance as of			Balance as of
	December 31, 2019	Additions	Deductions	December 31, 2020
Contract assets:
Contract asset - Collegium, net	1,896	—	(1,896)	—
	$1,896	$—	$(1,896)	$—

    The Collegium contract asset, net represented the conditional right to consideration for completed performance under the Commercialization Agreement arising from the transfer of inventory to Collegium on the date of closing of the agreement in January 2018 net of the contract liability of $10.0 million resulting from the upfront payment received and the $8.8 million of warrants received in connection with the Commercialization Amendment. In connection with the divestiture of NUCYNTA to Collegium the Company amortized the remaining balance of the contract asset during the year ended December 31, 2020.

Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $1.5 million and $2.1 million, respectively, for the years ended December 31, 2020, and 2019.
NOTE 4. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Receivables related to product sales, net	$40,784	$38,353
Receivables from Collegium	3,566	4,104
Other	—	287
Total Accounts receivable, net	$44,350	$42,744

As of December 31, 2020 and 2019, allowances for cash discounts for prompt payment were $1.3 million and $1.2 million, respectively.

NOTE 5. INVENTORIES, NET

The following table reflects the components of inventory, net as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Raw materials	$1,136	$1,065
Work-in-process	1,340	426
Finished goods	9,236	1,921
Total Inventories, net	$11,712	$3,412

As of December 31, 2020 and 2019 inventory reserves were $2.3 million and $0.4 million, respectively. The increase in inventory reserve was primarily attributable to the Zyla Merger.

NOTE 6. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Furniture and office equipment	$2,680	$2,557
Machinery and equipment	—	2,731
Laboratory equipment	20	221
Leasehold improvements	10,523	9,858
	13,223	15,367
Less: Accumulated depreciation and amortization	(10,786)	(11,870)
Property and equipment, net	$2,437	$3,497

Depreciation expense was $1.6 million, and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company retired machinery and equipment assets related to divested Gralise and NUNCYTA products as those assets would no longer be in use and were fully depreciated. In connection with the Company’s December 2020 restructuring plan, certain property and equipment, including leasehold improvements at the Wayne, Pennsylvania office, were determined to be no longer be in use and abandoned, and therefore the Company recognized a loss on disposition of $0.9 million which is included in Restructuring charges within the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2020.

During the year ended December 31, 2019, the Company committed to a plan to dispose by abandonment certain owned machinery, with a carrying value of $9.6 million, residing at a manufacturing supplier as it would no longer be used in future production. The Company recognized a loss on disposition of equipment of $10.1 million, inclusive of $0.5 million for disposal costs, in Research and development expenses in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2019.

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following table reflects the gross carrying amounts and net book values of intangible assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020				December 31, 2019
Product rights	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
INDOCIN Products	11.4	$154,100	$(7,812)	$146,288	$—	$—	$—	$—
SPRIX	6.4	39,000	(3,389)	35,611	—	—	—	—
CAMBIA	3.0	51,360	(36,163)	15,197	51,360	(31,027)	—	20,333
Zipsor	1.2	27,250	(24,381)	2,869	27,250	(22,044)		5,206
OXAYDO	0.4	300	(183)	117	—	—	—	—
NUCYNTA	0.0	—	—	—	1,019,978	(455,192)	(189,790)	374,996
Total Intangible Assets		$272,010	$(71,928)	$200,082	$1,098,588	$(508,263)	$(189,790)	$400,535

Amortization expense was $24.8 million and $101.8 million for the years ended December 31, 2020 and 2019, respectively.

    In connection with the Zyla Merger during the year ended December 31, 2020, the Company acquired identified intangible assets comprised of definite-lived product rights for INDOCIN Products, SPRIX, and OXAYDO which are amortized on a straight-line basis over their respective estimated useful lives. The respective fair values were determined to be $154.1 million, $39.0 million, and $0.3 million, as of the Zyla Merger date of May 20, 2020.

As of December 31, 2020, the Company determined there were indicators of impairment present related to the declining revenues due to the adverse impact of COVID-19 on its business as well as unfavorable changes in product payor mix, resulting in the Company’s announcement of the December 2020 Plan. These factors contributed to higher operating losses and cash used by operating activities during the year ended December 31, 2020, as compared to the prior year. In addition, during the fourth quarter of 2020, the Company’s market capitalization declined from approximately $72.0 million as of September 30, 2020 to $38.0 million as of December 31, 2020. As a result of these recent events, the Company determined indicators of impairment were present and, accordingly, performed a test for recoverability of long-lived assets to be held and used pursuant to ASC 360, Impairment Testing: Long Lived Assets Classified as Held and Used. After grouping the long-lived assets, including purchased developed technology and trademarks, at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. The Company then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset group. Based on this test, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amount of the long-lived asset group and, accordingly, the long-lived asset group is fully recoverable.

As of December 31, 2019, the Company determined there were indicators of impairment present related to the NUCYNTA intangible asset based on current unfavorable commercial outlook resulting in a downward revision to the expected future cash flows from the NUCYNTA franchise, which made the carrying amount not recoverable. As a result, the Company recognized an impairment loss of $189.8 million on the NUCYNTA intangible asset to reduce the carrying value of $564.8 million to its estimated fair value of $375.0 million as of December 31, 2019. The evaluation of fair value was determined under ASC 820, Fair Value Measurement (ASC 820) as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date of December 31, 2019. The fair value was based on a combination of an income approach and the observable transaction price from Collegium’s purchase of the NUCYNTA franchise in February 2020. The income approach consisted of the present value of future cash flows that a market participant would expect to receive from holding the asset in its current use. This included assumptions of a market participant’s view such as, but not limited to, future product net sales, related operating expenses, competitive landscape, and a discount rate to reflect the risk inherent in the future cash flows.

    The following table reflects expected future amortization expense related to the Company’s intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021	$26,004
2022	24,081
2023	23,337
2024	18,413
Thereafter	108,247
Total	$200,082

Goodwill

During the year ended December 31, 2020, the Company recognized $17.4 million of goodwill related to the fair value of the underlying net tangible and identifiable intangible assets net of liabilities resulting from the Zyla Merger (see Note 2, Acquisitions).

As of December 31, 2020, the Company determined, due to declining revenues and a decrease in its market capitalization, that it was more likely than not that the fair value of net assets are below their carrying amounts and, therefore, the Company performed the required goodwill impairment test under ASC 350, Intangibles - Goodwill and Other. First, the Company estimated the fair value of the reporting unit to which goodwill is assigned using a combination of the income and market approach. The Company then compared the carrying amount of the reporting unit, including goodwill, to its fair value. Since the fair value was less than the reporting unit’s carrying amount, the Company calculated the goodwill impairment as the difference between the reporting unit’s fair value and the carrying amount, not to exceed the carrying amount of goodwill. Accordingly, the Company recorded an impairment charge of $17.4 million, recognized within total costs and expenses in the Consolidated Statement of Comprehensive Income, to impair the carrying amount of goodwill as of December 31, 2020.

NOTE 8. ACCRUED LIABILITIES

The following table reflects accrued liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Accrued compensation	$5,498	$6,188
Accrued consent fees	4,500	—
Accrued restructuring and one-time termination costs	8,744	3,763
Other accrued liabilities	12,829	8,997
Total accrued liabilities	$31,571	$18,948

NOTE 9. DEBT

The following table reflects the Company’s debt as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
13% Senior Secured Note due 2024 (1)	$80,250	$—
Royalty rights obligation (2)	3,533	—
2.50% Convertible Notes due 2021	335	145,000
5.00% Convertible Notes due 2024 (3)	—	120,000
Senior Secured Notes (4)	—	162,500
Total principal amount	84,118	427,500

Unamortized debt discounts	(16)	(70,699)
Unamortized debt issuance costs	—	(5,543)
Carrying value	84,102	351,258
Less: current portion of long-term debt	(11,942)	(80,000)
Net, long-term debt	$72,160	$271,258

(1) In connection with the Zyla Merger on May 20, 2020, the Company assumed the obligations of Zyla under its Existing Indenture, and Assertio and                     the other subsidiaries of the Company (other than Depo DR) became guarantors of Zyla's 13% Senior Secured Notes due 2024.
(2) In connection with the Zyla Merger on May 20, 2020, the Company assumed the obligations of Zyla under its royalty rights agreement with each holder of its 13% Senior Secured Notes due 2024.
(3) 2024 Notes settled and retired as of June 30, 2020.
(4) During the year ended December 31, 2020, the Company repaid in full the outstanding aggregate principal amount of its Senior Secured Notes.

13% Senior Secured Notes due 2024

In accordance with the Zyla Merger, Assertio assumed $95.0 million aggregate principal amount of 13% senior secured notes due 2024 (the Secured Notes) issued pursuant to an indenture (the Existing Indenture) entered into on January 31, 2019, by and among Zyla Life Sciences, the guarantors party thereto (the Guarantors) and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association), as trustee and collateral agent (the Trustee). The Secured Notes were issued in two series: $50.0 million of Series A-1 Notes and $45.0 million of Series A-2 Notes. The Secured Notes are reported within current portion of long-term debt and long-term debt on the Consolidated Balance Sheets. The fair value of assumed debt has been measured based on estimates using assumptions that management believes are reasonable and based on information that is currently available.

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

Interest on the Secured Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year (each, a Payment Date). The Existing Indenture also requires amortization payments of outstanding principal on the Secured Notes equal to 10% per annum, payable semi-annually on each Payment Date.

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

Pursuant to the Supplemental Indenture, Assertio and its restricted subsidiaries must also comply with certain covenants, including limitations on the issuance of debt; the issuance of preferred and/or disqualified stock; the payment of dividends and other restricted payments; the prepayment, redemption or repurchase of subordinated debt; mergers, amalgamations or consolidations; engaging in certain transactions with affiliates; and the making of investments. In addition, the Issuer must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the Secured Notes divided by 9.5 and (2) $7.5 million. The Company was in compliance with its covenants with respect to the Secured Notes as of December 31, 2020.

On July 31, 2020, the Company voluntarily redeemed $10.0 million of aggregate principal plus accrued interest on its Secured Notes due 2024.

The following is a summary of Secured Notes interest expense for the year ended December 31, 2020 (in thousands):

December 31,
2020
Stated coupon interest	$6,870
Total interest expense	$6,870

The Secured Notes do not have associated debt discount or debt issuance costs.

Royalty Rights Obligation

In accordance with the Zyla Merger, the Company assumed a royalty rights agreement (the Royalty Rights) with each of the holders of its Secured Notes pursuant to which the Company will pay the holders of the Secured Notes an aggregate 1.5% royalty on Net Sales (as defined in the Existing Indenture) through December 31, 2022.

The Royalty Rights were determined to be a freestanding element with respect to the Secured Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument. The Company has Royalty Rights obligations of $3.5 million as of December 31, 2020, with $2.1 million classified as current and $1.4 million classified as non-current debt in the Company’s Consolidated Balance Sheets. The Company recognized $0.2 million of interest expense related the Royalty Rights during the year ended December 31, 2020.

The accounting for the Royalty Rights requires the Company to make certain estimates and assumptions about the future net sales. The estimates of the magnitude and timing of net sales are subject to significant variability due to the extended time period associated with the financing transaction and are thus subject to significant uncertainty.

2.50% Convertible Senior Notes Due 2021

 On September 9, 2014, the Company issued $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes Due 2021 (the 2021 Notes) resulting in net proceeds to the Company of $334.2 million after deducting the underwriting discount and offering expenses of $10.4 million and $0.4 million, respectively.

The 2021 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture dated September 9, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the Trustee), and mature on September 1, 2021, unless earlier converted, redeemed, or repurchased. The 2021 Notes bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

Prior to March 1, 2021, holders of the 2021 Notes can convert their securities, at their option: (i) during any calendar quarter commencing after December 31, 2015, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $25.01 (130.0% of the $19.24 (conversion price) on each applicable trading day (ii) during the 5 business day period after any 5 consecutive trading day period in which the trading price per 1,000 principal amount of notes for each trading day of the measurement period was less than 98.0% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after March 1, 2021 to the close of business on the second scheduled trading day immediately preceding the maturity date, the holders of the 2021 Convertible Notes may convert all or any portion of their notes, in multiples of 1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. The initial conversion rate of 51.9852 shares of common stock per 1,000 principal amount of Convertible Notes is equivalent to a conversion price of approximately $19.24 per share of common stock.

Upon conversion, the Company will pay or deliver, as appropriate, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the conversion obligation is satisfied solely in cash or through payment and delivery of a combination of cash and shares, the amount of cash and shares, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period.

    The 2021 Notes bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

The 2021 Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (ASU Subtopic 470-20). Pursuant to ASC Subtopic 470-20, since the 2021 Notes can be settled in cash, shares of common stock or a combination of cash and shares of common stock at the Company’s option, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. The effective interest rate used in determining the liability component of the 2021 Notes was 9.34%. This resulted in the initial recognition of $226.0 million as the liability component net of a $119.0 million debt discount with a corresponding net of tax increase to paid-in capital of $73.3 million representing the equity component of the 2021 Notes. The underwriting discount of $10.4 million and offering expenses of $0.4 million were allocated between debt issuance costs and equity issuance costs in proportion to the allocation of the proceeds. Equity issuance costs of $3.7 million related to the convertible notes were recorded as an offset to additional paid-in capital.

    On August 13, 2019, the Company entered into separate, privately negotiated exchange agreements (the Exchange Agreements) with a limited number of holders of the 2021 Notes. The Company exchanged (the Convertible Note Exchange) $200.0 million aggregate principal amount of the 2021 Notes for a combination of (a) its new $120.0 million aggregate principal amount of 5.0% Convertible Senior Notes due August 15, 2024 (the 2024 Notes), (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock. The Company did not receive any cash proceeds from the issuance of the 2024 Notes or the issuance of the shares of its common stock. In connection with the Convertible Note Exchange a beneficial owner holding more than 10% of the Company’s common stock exchanged $22.0 million in aggregate principal of the 2021 Notes for a combination of $13.2 million in aggregate principal of the 2024 Notes, 1.7 million shares of the Company’s common stock, and $3.5 million in cash.

    The Convertible Note Exchange was accounted for in accordance with ASC 470-50, Debt Modifications and Extinguishments (ASC 470-50). Pursuant to ASC 470-50, the Convertible Note Exchange was deemed to be an extinguishment of debt as there was a substantive modification in the conversion option of the 2024 Notes from 2021 Notes. During the year ended December 31, 2019, the Company recognized a $26.4 million gain on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2021 Notes just prior to Convertible Note Exchange. The Company also recognized reacquisition of $6.2 million in additional paid-in capital related to the equity component of the 2021 Notes based on the excess of the fair value of total considerations provided in the Convertible Note Exchange against the fair value of the 2021 Notes just prior to the Convertible Note Exchange. The components of total consideration given in the Convertible Note Exchange consisted of (a) the new 2024 Notes, (b) an aggregate cash payment of $30.0 million, and (c) an aggregate of 15.8 million shares of the Company’s common stock. Upon completion of the Convertible Note Exchange, the aggregate principal amount of the 2021 Notes was reduced by $200.0 million to $145.0 million, the unamortized debt discount and debt issuance costs was reduced by $26.1 million to $18.9 million and the carrying amount of the equity component was reduced by $6.2 million to $112.8 million.

During February 2020, the Company entered into separate, privately negotiated purchase agreements (Purchase Agreements) with a limited number of holders of the Company’s currently outstanding 2021 Notes and 2024 Notes. The Company used proceeds from the sale of Gralise and NUCYNTA to repurchase $102.5 million aggregate principal amount of 2021 Notes for a cash payment plus accrued but unpaid interest. The repurchase of the 2021 Notes was accounted for in accordance with ASC 470-50, and accordingly, during the year ended December 31, 2020, the Company recognized a $10.3 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2021 Notes just prior to the repurchase plus transaction costs. The Company also recognized reacquisition of $0.3 million in additional paid-in capital related to the equity component of the 2021 Notes based on the excess of the fair value of total considerations provided against the fair value of the 2021 Notes just prior to the repurchase.

Additionally, during April 2020, the Company completed its public tender offers to purchase the 2021 Notes for cash in an amount equal to $995.00 per $1,000 principal amount (exclusive of accrued and unpaid interest) from each registered holder of the 2021 Notes. As a result of the tender offer, a total of $42.1 million in aggregate principal amount of the 2021 Notes were properly tendered and purchased by the Company. The tender offer of the 2021 Notes was accounted for in accordance with ASC 470-50, and the Company recognized a $3.9 million loss on debt extinguishment during the year ended December 31, 2020, which represented the difference between the carrying value and the fair value of the 2021 Notes just prior to the tender offer plus transaction costs.

As a result of the February 2020 repurchase and the April 2020 tender offer transactions, the aggregate principal amount of the 2021 Notes was reduced to $0.3 million and the unamortized debt discount and debt issuance costs eliminated as of December 31, 2020. Based on the Company’s intention to settle in cash the total remaining outstanding aggregate principal of 2021 Notes, the liability component of the 2021 Notes is classified as part of current portion of long-term debt on the Company’s Consolidated Balance Sheet as of December 31, 2020.

The closing price of the Company’s common stock did not exceed 130% of the $19.24 conversion price, for the required period during the quarter ended December 31, 2020. As a result, the 2021 Notes are not convertible as of December 31, 2020.

The following is a summary of the liability component of the 2021 Notes as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Principal amount of the 2021 Notes	$335	$145,000
Unamortized discount of the liability component	—	(14,963)
Unamortized debt issuance costs	—	(725)
Total 2021 Notes	$335	$129,312

The debt discount and debt issuance costs are amortized as interest expense using the effective interest method. The following is a summary of interest expense for the 2021 Notes for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Stated coupon interest	$637	$6,708
Amortization of debt discount and debt issuance costs	1,550	15,398
Total interest expense 2021 Notes	$2,187	$22,106

5.00% Convertible Senior Notes Due 2024

    On August 13, 2019, as part of the Convertible Note Exchange, the Company issued $120.0 million aggregate principal of Convertible Senior Notes Due 2024 (the 2024 Notes) which mature on August 14, 2024 and bear interest at a rate of 5.0%, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. The 2024 Notes were issued pursuant to the Third Supplemental Indenture (the Third Indenture), dated August 13, 2019, to the indenture of the 2021 Notes, dated September 9, 2014, between the Company and the Bank of New York Mellon Trust Company, N.A.

    Holders may convert their 2024 Notes at any time prior to the earlier of (i) the close of business on the trading day immediately preceding the Maturity Date and (ii) if the Company calls the 2024 Notes for optional redemption, the close of business on the second trading day prior to the redemption date. The 2024 Notes will be convertible at an initial conversion rate of 323.5198 shares per $1,000 in principal amount, equivalent to a conversion price of approximately $3.09 per share. The Company may settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the conversion obligation is satisfied solely in cash or through payment and delivery of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 consecutive trading day observation period.

    Upon the occurrence of a fundamental change (as defined in the Third Indenture) at any time, the holder of the 2024 Notes will have the right to require the Company to repurchase for cash any or all the 2024 Notes, or any portion of the principal amount, that is equal to $1,000 or a multiple of $1,000. The price the Company is required to pay equals 100% of the principal amount plus accrued and unpaid interest (up to but excluding the fundamental change purchase date).

    On or after August 20, 2020, the Company may redeem for cash all or part of the notes, at its option, if the last reported sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion as a result of an optional redemption by the Company, the holder will also receive a payment equal to all remaining required interest payments due on each $1,000 principal amount being converted through and including the maturity date (excluding accrued but unpaid interest to the applicable conversion date), known as an interest make-whole payment. The Company may pay any interest make-whole amount either in cash, in shares of common stock or a combination thereof, at its election.

    Upon the occurrence of an event of default (as defined by the Third Indenture), the holders of the notes may accelerate the maturity of the notes and 100% of the principal and accrued and unpaid interest shall be due and payable immediately. If the Company fails to comply with certain reporting covenants under the Supplemental Indenture, the Company may elect to pay additional interest on the 2024 Notes as the sole remedy for such default.

    Additionally, if the Company consolidates or merges with or into, sells, conveys, transfers or leases its consolidated properties and assets substantially as an entirety to a foreign entity, it may be required to pay additional amounts for withholding taxes, duties, assessments or governmental charges as necessary to the 2024 Note holders.

    The 2024 Notes are accounted for in accordance with ASC Subtopic 470-20. The effective interest rate used in determining the liability component of the 2024 Notes was 17.82%. The fair value of the 2024 Notes, which also represents the proceeds received, was $98.4 million as of the date of the Convertible Note Exchange. This resulted in the recognition of $65.8 million as the liability component of the 2024 Notes and the recognition of the residual $54.2 million as the debt discount composed of $21.6 million in fair value discount and $32.6 million for the equity component. The equity component is reflected as an increase to additional paid-in capital. The total issuance costs of $4.3 million were allocated between the debt and equity issuance costs in proportion to the allocation of the liability and equity components of the 2024 Notes. Total debt issuance costs of $2.9 million were recorded on the issuance date and are reflected in the Company’s Consolidated Balance Sheet as a direct deduction from the carrying value of the associated debt liability. The debt discount and debt issuance costs will be amortized as interest expense through maturity using the effective interest method.

During the year ended December 31, 2020, the Company entered into Purchase Agreements with a limited number of holders of the Company’s outstanding 2021 Notes and 2024 Notes. The Company used proceeds from the sale of Gralise and NUCYNTA to repurchase $85.5 million aggregate principal amount of 2024 Notes for a cash payment plus accrued but unpaid interest. The repurchase of the 2024 Notes was accounted for in accordance with ASC 470-50. During the year ended December 31, 2020, the Company recognized a $21.3 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to the repurchase plus transaction costs. The Company also recognized reacquisition of $16.8 million in additional paid-in capital related to the equity component of the 2024 Notes based on the excess of the fair value of total considerations provided against the fair value of the 2024 Notes just prior to the repurchase.

Additionally, during the year ended December 31, 2020, the Company completed its public tender offers to purchase the 2024 Notes for cash in an amount equal to $995.00 per $1,000 principal amount (exclusive of accrued and unpaid interest) from each registered holder of the 2024 Notes. As a result of the tender offer, a total of $34.5 million in aggregate principal amount of the 2024 Notes were properly tendered and purchased by the Company. The tender offer of the 2024 Notes was accounted for in accordance with ASC 470-50. During the year ended December 31, 2020, the Company recognized a $12.4 million loss on debt extinguishment, which represented the difference between the carrying value and the fair value of the 2024 Notes just prior to the tender offer plus transaction costs. The Company also recognized reacquisition of $2.7 million in additional paid-in capital related to the equity component of the 2024 Notes based on the excess of the fair value of total considerations provided against the fair value of the 2024 Notes just prior to the repurchase.

As a result of the 2020 repurchase and tender offer transactions, the 2024 Notes were settled and retired in full with no amount and the unamortized debt discount and debt issuance costs remaining as of December 31, 2020.

    The following is a summary of the liability component of the 2024 Notes as of December 31, 2019 (in thousands):

December 31,
2019
Principal amount of the 2024 Notes	$120,000
Unamortized discount of the liability component	(51,701)
Unamortized debt issuance costs	(2,796)
Total 2024 Notes	$65,503

As of December 31, 2020, the Company had repaid in full all outstanding 2024 Notes.

The debt discount and debt issuance costs are amortized as interest expense using the effective interest method. The following is a summary of interest expense for the 2024 Notes for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Stated coupon interest	$1,090	$2,250
Amortization of debt discount and debt issuance costs	1,273	2,583
Total interest expense 2024 Notes	$2,363	$4,833

Senior Secured Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes (the Senior Notes) for aggregate gross proceeds of approximately $562.0 million pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement) among the Company and Deerfield Private Design Fund III, L.P., Deerfield Partners, L.P., Deerfield International Master Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., BioPharma Secured Investments III Holdings Cayman LP, Inteligo Bank Ltd. and Phemus Corporation (collectively, the Purchasers) and Deerfield Private Design Fund III, L.P., as collateral agent. The

Company used $550.0 million of the net proceeds received upon the sale of the Senior Notes to fund a portion of the Purchase Price paid to Janssen Pharma in connection with the NUCYNTA acquisition.

As of February 13, 2020, the Company had repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement. The Company used proceeds from the sale of Gralise and NUCYNTA to repay the outstanding principal of $162.5 million. In addition, the Company paid approximately $4.9 million and $4.4 million in prepayment premiums and accrued exit fees, respectively, plus accrued but unpaid interest. In connection with the termination of the Note Purchase Agreement, the Company was released from all security interests, liens and encumbrances under the Note Purchase Agreement. Accordingly, during the year ended December 31, 2020, the Company recognized a loss on debt extinguishment of $8.2 million composed of the $4.9 million prepayment fee and $3.3 million of unamortized debt discount and debt issuance costs, recognized as part of loss on debt extinguishment in the Company’s Consolidated Statement of Comprehensive Income.

The Senior Notes were secured by substantially all of the assets of the Company and any subsidiary guarantors, and the interest rate was equal to the lesser of (i) 9.75% over the three-month London Inter-Bank Offer Rate (LIBOR), subject to a floor of 1.00%and (ii) 11.95% (through the third anniversary of the purchase date) and 12.95% (thereafter). The interest rate is determined at the first business day of each fiscal quarter, commencing with the first such date following April 2, 2015.

The following is a summary of the carrying value of the Senior Notes as of December 31, 2019 (in thousands):

2019
Principal amount of the Senior Notes	$162,500
Unamortized debt discount balance	(4,035)
Unamortized debt issuance costs	(2,022)
Total Senior Notes	$156,443
As of December 31, 2020, the Company had repaid in full all outstanding Senior Notes.

The debt discount and debt issuance costs are amortized as interest expense using the effective interest method. The following is a summary of Senior Notes interest expense for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Contractual interest expense	$1,648	$25,559
Amortization of debt discount and debt issuance costs	2,699	5,783
Total interest expense	$4,347	$31,342

NOTE 10. RESTRUCTURING CHARGES

The Company continually evaluates its operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

On December 15, 2020, the Company announced the December 2020 Plan which is designed to substantially reduce the Company’s operating footprint through the reduction of its workforce. The Company believes the December 2020 Plan will allow it to adapt to the current market environment by reducing cost and better positioning the Company to continue to provide our differentiated products to patients and maximize shareholder value. The reorganization plan included a reduction of staff at our headquarters office and remote sales force. As a result, $9.6 million of severance and benefits costs and $1.6 million of other exit costs, including the write off of fixed assets no longer in use and the early termination of fleet leases, were recognized as restructuring charges, related to the December 2020 Plan, during the year ended December 31, 2020. The Company expects to substantially complete the workforce reduction by the end of the first quarter of 2021.

Subsequent to the Zyla Merger in May 2020, the Company began implementing reorganization plans of its workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth. The reorganization plan primarily focused on reduction of staff at the Company’s headquarters offices (Zyla Merger Reorganization). As a result, $5.6 million of severance and benefits costs, which includes $1.0 million of stock-based compensation expense associated with equity modifications for certain executives, and $0.2 million of other exit costs were recognized as restructuring charges, related to the Zyla Merger, during the year ended December 31, 2020. The Company does not expect to incur significant costs related to the Zyla Merger Reorganization beyond 2020.

In April 2020, the Company executed a limited reduction to its sales force due to the impact of COVID-19 on its ability to see in-person providers who prescribe our products. As a result, $0.3 million of severance and benefits costs and $0.3 million of other costs were recognized as restructuring charges during the year ended December 31, 2020. This initiative was completed during 2020.

In November 2019, the Company announced an acceleration of cost-saving initiatives that included a decision to discontinue its relationship with its contract sales organization, a reduction in the use of certain outside vendors and consultants, and the reorganization of certain functions resulting in a reduction of staff at its headquarters office and remote positions during the fourth quarter of 2019 (the 2019 Plan). As a result, $0.2 million and $3.9 million of severance and benefits costs for the reduction of staff were recognized as restructuring charges, related to the 2019 Plan, during the years ended December 31, 2020 and 2019, respectively. The 2019 cost-saving initiative was substantially complete as of December 31, 2020.

The following table reflects total expenses related to restructuring activities recognized within the Consolidated Statement of Comprehensive Income as restructuring charges for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Employee compensation costs	$15,705	$3,891
Other exit costs	2,101	—
Total restructuring charges	$17,806	$3,891

    The following table reflects cash activity related to the Company’s accrued restructuring as of December 31, 2020 and 2019 (in thousands):

	Employee separation costs	Other exit costs	Total
Balance as of December 31, 2018	$1,578	$—	$1,578
Accruals	3,891	$—	3,891
Cash paid	(1,706)	—	(1,706)
Balance as of December 31, 2019	$3,763	$—	$3,763
Accruals	15,705	2,101	17,806
Adjustment to previous accrual estimate	(594)	—	(594)
Write off of fixed assets and leases and other adjustments	—	(1,888)	(1,888)
Cash paid	(10,130)	(213)	(10,343)
Balance as of December 31, 2020	$8,744	$—	$8,744

As of December 31, 2020, the accrued restructuring balance of $8.7 million was comprised of $7.2 million related to the December 2020 Plan, $0.8 million related to the 2019 Plan, and $0.7 million related to Zyla Merger restructuring activities and was classified as accrued liabilities in the Consolidated Balance Sheet. Non-cash charges during the year ended December 31, 2020 primarily related to the write off of fixed assets no longer in use and the early termination of fleet leases in connection with the December 2020 plan. As of December 31, 2019, the accrued restructuring balance of $3.8 million related to the 2019 Plan.

NOTE 11. LEASES

    As of December 31, 2020, the Company has non-cancelable operating leases for its offices and certain office equipment. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease which is on December 31, 2023. In connection with the Zyla Merger, the company assumed an operating lease for offices in Wayne, Pennsylvania. The Wayne, Pennsylvania office lease terminates in 2022 and will not be renewed.

    The Company relocated its corporate headquarters from Newark, CA to Lake Forest, Illinois in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Each sublease contains abated rent periods resulting in reduced operating lease cash flows through May 2019. Operating lease costs and sublease income related to the Newark facility are accounted for in Other (loss) gain in the Consolidated Statements of Comprehensive Income.

In connection with the December 2020 restructuring plan, the Company’s operating leases for its automobiles used by its sales force were terminated early and the Wayne, Pennsylvania office lease assets was determined to be no longer be in use and abandoned. The Company recognized a charge of $0.7 million to write off the Wayne, Pennsylvania office and automobile lease right-of-use assets, which is included in restructuring charges in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2020.
    The following table reflects lease expense for the years ended December 31, 2020 and 2019 (in thousands):

		Year ended December 31, 2020	Year ended December 31, 2019
	Financial Statement Classification
Operating lease cost	Selling, general and administrative expenses	$1,760	$718
Operating lease cost	Other (loss) gain	1,391	591
Total lease cost		$3,151	$1,309

Sublease Income	Other (loss) gain	$2,236	$1,386

The following table reflects supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$3,004	$2,446

The following table reflects supplemental balance sheet information related to leases as of December 31, 2020 and 2019 (in thousands):

	Financial Statement Classification	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other long-term assets	$2,347	$2,776
Liabilities
Current operating lease liabilities	Other current liabilities	$2,683	$2,094
Noncurrent operating lease liabilities	Other long term liabilities	2,815	4,820
Total lease liabilities		$5,498	$6,914
    Future undiscounted cash flows to be received from subleases is expected to be approximately $1.5 million on an annual basis for the years ended December 31, 2021 and 2022.

    The following table reflects other lease information as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	2.2	3.2
Weighted-average discount rate:
Operating leases	6.3%	6.0%

    The following table reflects future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2020 (in thousands):

Lease Payments
2021	2,917
2022	2,308
2023	632
Thereafter	—
Total lease payments	$5,857
Less: Interest	359
Present value of lease liabilities	$5,498

NOTE 12. COMMITMENTS AND CONTINGENCIES

There were no non-cancelable purchase orders related to consulting services as of December 31, 2020.

Cosette Pharmaceuticals Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with Cosette Pharmaceuticals, Inc. (formerly G&W Laboratories, Inc.) (the “Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Zyla for commercial distribution in the United States. The Company is obligated to purchase all of its requirements for INDOCIN Suppositories from Cosette Pharmaceuticals, Inc., and was required to meet minimum purchase requirements for the calendar year 2020. All 2020 minimum requirements were met. The term of the Supply Agreement extends through July 31, 2023, and there are no minimum requirements in any of the other subsequent years.

Catalent Pharma Solutions Commercial Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Commercial Supply Agreement (“CSA”) with Catalent Pharma Solutions (“Catalent Pharma”) for the manufacture of certain specified products. Based on the CSA, the Company is obligated to purchase certain minimum amounts of manufacturing and product maintenance services on an annual basis for the term of the contract through September 2021. Total commitments to Catalent of $1.0 million, for the period through September 2021, have been fulfilled as of the year ended December 31, 2020.

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Agreement, JHS will be responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX through July 30, 2022. The Company has agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Agreement. Total commitments to JHS are $2.9 million through the period ending July 30, 2022 and are expected to be met.

Legal Matters

Glumetza Antitrust Litigation

Antitrust class actions and related direct antitrust actions have been filed in the Northern District of California against the Company and several other defendants relating to our former drug Glumetza®. The named class representatives in the currently pending actions include Meijer, Inc., Bi-Lo, LLC, Winn-Dixie Logistics, Inc., City of Providence, and KPH Healthcare Services, Inc. These class representatives seek to represent a putative class of direct purchasers of Glumetza. In addition, several retailers, including CVS Pharmacy, Inc., Rite Aid Corporation, Walgreen Co., the Kroger Co., the Albertsons Companies, Inc., H-E-B, L.P., and Hy-Vee, Inc., have filed substantially similar direct antitrust claims based on alleged assignments of claims from direct purchaser wholesalers. On December 23, 2019, the Company filed a motion to dismiss all claims in the actions. That motion was heard by the District Court on February 20, 2020. On March 5, 2020 the District Court issued an order denying the motion to dismiss. However, based on the order on the motion, claims previously filed by a putative class of end payor plaintiffs were voluntarily dismissed.

On July 30, 2020, Humana Inc. also filed a complaint against the Company in the Northern District of California alleging similar claims related to Glumetza®. On February 2, 2021, the District Court dismissed Humana’s state-law antitrust claims, but permitted Humana to proceed on its federal claims. On February 8, 2021, Humana refiled those state-law claims against the Company and several other defendants in the Superior Court for the State of California in the County of Alameda.

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

In the federal litigations, fact and expert discovery have now closed, and the parties are currently briefing summary judgment motions. The federal court granted class certification in the direct purchaser action on August 15, 2020. In the event that the federal case proceeds to trial, that trial is expected to occur on or about October 2021. With respect to the newly-filed Humana case in California state court, the next step is for the defendants to file a motion to dismiss. The Company intends to defend itself vigorously in these matters.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019, and the District Court granted that motion with prejudice on March 11, 2020. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States

Court of Appeals for the Ninth Circuit. The parties completed their briefing of the appeal on December 14, 2020. On March 1, 2021, the court granted to parties’ joint motion to stay the appeal pending settlement discussions. The Company believes that the action is without merit. The Company is unable to predict the outcome of this matter.

In addition, five shareholder derivative actions were filed on behalf of the Company against its officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the purported federal securities class action described above. The first derivative action was filed in the Superior Court of California, Alameda County on September 29, 2017 (Singh v. Higgins et al., RG17877280). The second and third actions were filed in the Northern District of California on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-6546-JST) and November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-6592-JST). The fourth action was filed in the District of Delaware on December 21, 2018 (Lutz v. Higgins et al, No. 18-2044-CFC). The fifth derivative action was filed in the Superior Court of California, Alameda County on January 28, 2019 (Youse v. Higgins et al, No. HG19004409). On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the action. On July 12, 2019, the Singh and Youse actions were consolidated. All of the derivative actions were stayed pending the resolution of the class action, and the stays have been extended pending the resolution of the appeal. The Company believes that these actions are without merit. The Company is unable to predict the outcome of these matters.

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, Assertio Therapeutics received a letter from then-Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Since 2017, Assertio Therapeutics has received and responded to subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding its historical sales and marketing of opioid products. Assertio Therapeutics has also received and responded to subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding Assertio Therapeutics’ historical sales and marketing of opioid products. In addition, Assertio Therapeutics received and responded to a subpoena from the State of California Department of Insurance (CDI) seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product formerly in Assertio Therapeutics’ portfolio. In addition, Assertio Therapeutics received and responded to a subpoena from the New York Department of Financial Services seeking information relating to its historical sales and marketing of opioid products. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. Assertio Therapeutics is cooperating with the foregoing governmental investigations and inquiries.

Multidistrict Opioid Litigation

A number of pharmaceutical manufacturers, distributors and other industry participants have been named in numerous lawsuits around the country brought by various groups of plaintiffs, including city and county governments, hospitals, individuals and others. In general, the lawsuits assert claims arising from defendants’ manufacturing, distributing, marketing and promoting of FDA-approved opioid drugs. The specific legal theories asserted vary from case to case, but the lawsuits generally include federal and/or state statutory claims, as well as claims arising under state common law. Plaintiffs seek various forms of damages, injunctive and other relief and attorneys’ fees and costs.

For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the pending federal cases involving the Company include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. The Company intends to defend itself vigorously in these matters.

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Alabama, Arkansas, Mississippi, Missouri, Nevada, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which Assertio Therapeutics may be named. In the pending cases involving Assertio Therapeutics, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. The state lawsuits in which the Company has been served are generally each at an early stage of proceedings (discovery will soon begin in one Alabama case, and trial in that case is scheduled for May 2022). The Company intends to defend itself vigorously in these matters.

Insurance Litigation

On January 15, 2019, the Company was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the U.S. District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is the Company’s primary product liability insurer. Navigators was seeking declaratory judgment that opioid litigation claims noticed by the Company (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by the Company’s life sciences liability policies with Navigators. On February 3, 2021, the Company entered into a Confidential Settlement Agreement and Mutual Release with Navigators to resolve the declaratory judgment action and the Company’s counterclaims. Pursuant to the Settlement Agreement, the parties settled and the coverage action was dismissed without prejudice.

CAMBIA® ANDA Litigation

On July 16, 2020, the Company and APR Applied Pharma Research SA (APR), received notice from Patrin Pharma Inc. (Patrin) advising that Patrin had filed an Abbreviated New Drug Application (ANDA) seeking to market a generic version of CAMBIA® 50 mg prior to the expiration of U.S. patents listed in the FDA “Orange Book” for CAMBIA (Orange Book Patents). The Orange Book Patents are licensed to the Company by APR. On August 27, 2020, the Company and APR filed a lawsuit against Patrin in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking an injunction to prevent approval of the Patrin ANDA. The lawsuit alleges that Patrin has infringed the Orange Book Patents by filing an ANDA with a Paragraph IV Certification seeking approval from the FDA to market a generic version of CAMBIA prior to the expiration of the patents. The commencement of the patent infringement suit stays or bars the FDA from approving Patrin’s ANDA for 30 months or until an earlier district court decision that each of the patents is invalid or not infringed. On September 18, 2020, Patrin filed its answer including affirmative defenses and counterclaims. On October 9, 2020, the Company and APR filed an answer to Patrin’s counterclaims. Trial has not yet been scheduled in the action. On January 21, 2021, the court stayed all case deadlines pending settlement discussions between the parties. On March 8, 2021, the Company entered into a confidential settlement agreement with Patrin. On March 10, 2021, the Court granted the parties’ agreed motion for entry of Judgment and Order of Permanent Injunction. This settlement concludes all ongoing ANDA litigation relating to CAMBIA.

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

NOTE 13. EMPLOYEE BENEFIT PLANS

The Company's 401(k) Employee Savings Plan (the "401(k) Plan") is available to all U.S. employees meeting certain eligibility criteria. The 401(k) Plan was amended at the time of the Zyla Merger in May 2020. The Company may make discretionary matching contributions for employees of Assertio Therapeutics, Inc., and the percentage of elective deferral contributions matched, if any, shall be a percentage as determined by the Company. The Company has elected to make matching contributions for former employees of Zyla Life Sciences, Inc in an amount equal to 100% of elective deferral contributions that are not over 3% of compensation, plus 50% of elective deferral contributions that are over 3% of compensation but are not over 5% of compensation. The Company contributed cash of $0.2 million to the 401(k) Plan during each of the years ended December 31, 2020 and 2019. The Company's common stock is not an investment option available to participants in the 401(k) Plan.

NOTE 14. STOCK-BASED COMPENSATION

    The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase plan (ESPP). The following table reflects stock‑based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Cost of sales (excluding amortization of intangible assets)	$92	$106
Research and development expenses	268	693
Selling, general and administrative expenses	9,565	9,797
Restructuring charges	999	—
Total	$10,924	$10,596

There is no stock‑based compensation recorded within inventory in any of the years presented. The recognized tax benefits on total stock-based compensation expense during the year ended December 31, 2020 was immaterial and during the year ended December 31, 2019 was $0.6 million.

As of December 31, 2020, the Company had $2.7 million, $0.2 million, and $1.1 million of total unrecognized compensation expense related to RSUs, PSUs, and stock option grants, respectively, that will be recognized over a weighted average vesting period of 1.41 years, 0.89 years, and 1.87 years, respectively.

    The following table reflects assumptions used to calculate the fair value of option grants for the year ended December 31, 2020:

2020

Risk-free interest rate	0.20% - 0.35%
Dividend yield	—%
Expected option term (in years)	3.4 - 5.0
Expected stock price volatility	80%

The weighted average grant date fair value of options granted during the year ended December 31, 2020 was $0.41 per option share. No stock options were granted during the year ended December 31, 2019. No stock options were exercised during the year ended December 31, 2020, and stock options exercised during 2019 were immaterial. Total grant date fair value of options that vested during the years ended December 31, 2020 and 2019 was $0.7 million and $1.4 million, respectively.

Employee Stock Purchase Plan

The weighted average grant date fair value of stock purchase rights granted under the ESPP during the years ended December 31, 2020 and 2019 was $0.41 and $1.15, respectively. The following table reflects assumptions used to calculate the fair value of stock purchase rights granted under the ESPP for the years ended December 31, 2020 and 2019:

	2020	2019
Employee Stock Purchase Plan
Risk-free interest rate	0.09% - 0.18%	1.63% - 2.35%
Dividend yield	—%	—%
Expected term (in years)	0.5	0.5
Expected stock price volatility	85.8% - 142.3%	57.2% - 132.2%

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of non-statutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan was 14,450,000 shares and there were no more shares available for future issuance at December 31, 2020.

Generally, the exercise price of all incentive stock options and non-statutory stock options granted under the 2004 Plan must be at least 100% and 80%, respectively, of the fair value of the common stock of the Company on the grant date. The term     of incentive and non-statutory stock options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over four years at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

The following tables reflects activity for the year ended December 31, 2020 under the 2004 Plan (dollar amounts in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2019	345,206	$7.29
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(221,706)	7.76
Options outstanding as of December 31, 2020	123,500	$6.43	1.9	$—
Options vested and expected as of vest at December 31, 2020	123,500	$6.43	1.9	$—
Options exercisable as of December 31, 2020	123,500	$6.43	1.9	$—

There were no restricted stock units granted under the 2004 Equity Incentive Plan.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan (2014 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2014, and subsequently amended and restated in June 2020 (2014 Amended Plan). The 2014 Amended Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance award to the employees, non-employee directors and consultants of the Company. Shares available for grant under the 2014 Amended Plan were increased during the year ended December 31, 2020 by 13 million shares. The number of shares authorized under the 2014 Amended Plan is 28,780,000 shares, of which 17,378,077 were available for future issuance at December 31, 2020.

Incentive Stock Options

Generally, the exercise price of all incentive stock options and non-statutory stock options granted under the 2014 Amended Plan must be the fair value of the common stock of the Company on the grant date. The term of incentive and non-statutory stock options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over four years at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

The following table reflects option activity for the year ended December 31, 2020 under the 2014 Amended Plan (dollar amounts in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2019	1,178,045	$12.64
Options granted	200,000	0.80
Options exercised	—	—
Options forfeited	(46,285)	9.17
Options expired	(367,372)	13.68
Options outstanding as of December 31, 2020	964,388	$9.14	4.83	$—
Options vested and expected to vest as of December 31, 2020	964,388	$9.14	4.83	$—
Options exercisable as of December 31, 2020	716,501	$11.47	3.6	$—

Restricted Stock Units

The following table reflects RSU activity for the year ended December 31, 2020 under the 2014 Amended Plan (dollar amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Non-vested performance-based restricted stock units as of December 31, 2019	2,936,715	$4.64
Granted	5,985,196	0.97
Vested	(1,225,191)	4.77
Forfeited	(2,199,758)	1.99
Non-vested restricted stock units as of December 31, 2020	5,496,962	$2.32	0.8

RSUs generally vest over three or four years, with 33% or 25% of each award vesting annually, respectively. The total fair value of RSUs that vested during the years ended December 31, 2020 and 2019 was $1.1 million and $3.1 million, respectively.

Performance-based Restricted Stock Units

During the year ended December 31, 2019, the Company granted PSUs with an aggregate target award of 643,266 units and a weighted-average grant-date fair value of $8.2327 per unit. The PSU awards are measured exclusively to the relative total shareholder return (TSR) performance, which is measured against the three-year TSR of a custom index of companies. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement in each of the three independent successive one-year tranches. TSR relative to peers is considered a market condition under applicable authoritative guidance. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo valuation model considers a variety of potential future share prices for Assertio and its peer companies in a selected market index. The recipients of the PSU awards will have voting rights and the right to receive a dividend, if applicable, once the underlying shares have been issued. No PSUs were granted during the year ended December 31, 2020, and no common shares subject to PSU vesting were issued during the year ended December 31, 2020 or 2019.

The following table reflects PSU activity for the year ended December 31, 2020 under the 2014 Amended Plan (dollar amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested performance-based restricted stock units as of December 31, 2019	983,843	$8.11
Granted	—	—
Vested	—	—
Forfeited	(78,007)	6.74
Non-vested performance-based restricted stock units as of December 31, 2020	905,836	$8.23	0.68	$324

Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan

The 2019 Zyla Plan was assumed in connection with the Zyla Merger, and pursuant to the Zyla Merger Agreement, each outstanding Zyla stock option was cancelled and converted into a stock option to purchase the Company’s Common Stock on the same terms and conditions with (1) the number of shares of Company Common Stock subject to each such option equal to (i) the number of shares of the common stock subject to the option multiplied by (ii) the Merger Exchange Ratio, which was 2.5, rounded, if necessary, to the nearest whole share and (2) an exercise price per share (rounded to the nearest whole cent) equal to the original exercise price of the Zyla stock option divided by (B) the Exchange Ratio. This resulted in the issuance of 5.0 million options with an average fair market value of $0.62 per share value, of which $0.4 million was recognized as merger consideration. The term of Zyla options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over three years at the rate of at least 33%, by the end of the first year and then ratably in monthly installments over the remaining vesting period of the stock option. The number of shares authorized under the 2019 Zyla Plan is 4,985,875 shares and there were no more shares available for future issuance as of December 31, 2020.

The following table reflects option activity for the year ended December 31, 2020 under the 2019 Zyla Plan (dollar amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2019	—	$—
Options granted	4,985,875	0.73
Options exercised	—	—
Options forfeited	(952,101)	0.70
Options expired	(90,025)	1.12
Options outstanding as of December 31, 2020	3,943,749	0.73	9.3	—
Options vested and expected to vest as of December 31, 2020	3,943,749	0.73	9.3	—
Options exercisable as of December 31, 2020	1,933,604	0.80	9.5	—
There were no restricted stock units granted under the 2019 Zyla Plan.

NOTE 15. SHAREHOLDERS' EQUITY

Zyla Merger
On May 20, 2020, Assertio completed the Zyla Merger pursuant to the Agreement and Plan of Merger dated March 16, 2020. Upon consummation of the Zyla Merger, each issued and outstanding share of Zyla common stock converted into 2.5 shares of Assertio Holding’s common stock (the Exchange Ratio). The Company issued 25.5 million in common shares related to the Zyla Merger, refer to “Note 2. Acquisitions”.

Warrant Agreements

Upon the Zyla Merger, the Company assumed Zyla’s outstanding Warrant Agreements which provides the holder the right to receive shares of the Company’s common stock. The warrants are exercisable at any time at an exercise price of $0.0004 per share, subject to certain ownership limitations including, with respect to Iroko and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months. All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified.

During December 2020, 6.1 million warrants were exercised and 6.1 million common shares were issued by the Company. The Company has 6.3 million warrant shares that remain outstanding.

Employee Stock Purchase Plan

In May 2004 the Employee Stock Purchase Plan (ESPP) was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code, and allows eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The number of shares authorized for issuance under the ESPP as of December 31, 2020 was 4,200,000, of which 1,151,033 shares were available for future issuance.

In 2020, the Company sold 182,726 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $0.48 with proceeds of approximately $0.1 million. In 2019, the Company sold 168,790 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $1.34 with proceeds of approximately $0.2 million.

Option Exercises

No common stock options were exercised during the year ended December 31, 2020. Stock options exercised during the year ended December 31, 2019 were immaterial.

NOTE 16. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options and convertible debt. The 6,339,765 shares of common stock issuable upon the exercise of warrants are included in the number of outstanding shares used for the computation of basic and diluted loss per share for the year ended December 31, 2020 (see Note 15. Shareholders’ Equity). The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive.

The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2020 and 2019 (in thousands, except for per share amounts):

	Year ended December 31,
	2020	2019
Basic net income (loss) per share
Net loss	$(28,144)	$(217,201)
Weighted average common shares outstanding	104,835	70,716
Basic net loss per share	$(0.27)	$(3.07)

Diluted net income (loss) per share
Net loss	$(28,144)	$(217,201)
Weighted average common shares outstanding	104,835	70,716
Add: effect of dilutive securities	—	—
Denominator for diluted loss per share	104,835	70,716
Diluted net loss per share	$(0.27)	$(3.07)

The following table reflects outstanding potentially dilutive shares of common stock that are not included in the computation of diluted net income (loss) per share because, to do so would be anti-dilutive for the years ended December 31, 2020, and 2019 (in thousands):

	Year ended December 31,
	2020	2019
2.50% Convertible Notes due 2021	1,344	13,895
5.00% Convertible Notes due 2024	6,831	14,895
Stock options and equivalents	10,620	6,486
Total potentially dilutive common shares	18,795	35,276

NOTE 17. DISPOSITIONS
Sale of Gralise
On December 12, 2019, the Company entered into an Asset Purchase Agreement with Golf Acquiror LLC, an affiliate of Alvogen, Inc. (Alvogen) to divest its rights, title and interest in and to Gralise, including certain related assets, to Alvogen. The transaction subsequently closed on January 10, 2020. At closing, the Company received $78.6 million, including a $75.0 base purchase price and a preliminary positive inventory adjustment equal to $3.6 million. In addition, the Company was entitled to receive 75% of Alvogen’s first $70.0 million of Gralise net sales after closing, as contingent consideration. Alvogen has also assumed, pursuant to the terms of the Asset Purchase Agreement, certain contracts, liabilities and obligations of the Company relating to Gralise, including those related to manufacturing and supply, post-market commitments and clinical development costs.

On June 3, 2020 Alvogen agreed to disburse the contingent consideration due to satisfy its remaining obligations to the Company pursuant to the Asset Purchase Agreement. As consideration for the early disbursement, the Company agreed to reduce the total payments due from Alvogen by $0.9 million, which was recognized as an adjustment to the gain on the sale of Gralise in the Consolidated Statement of Comprehensive Income during the year ended December 31, 2020. During the year ended December 31, 2020, the Company collected a total of $51.6 million from Alvogen in contingent consideration receivable for the sale of Gralise.

Pursuant to ASC 205-20, Presentation of Financial Statements— Discontinued Operations, Gralise did not meet the criteria of a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, nor did it represent a strategic shift of the Company. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. During the year ended December 31, 2020, the Company recognized a gain of $126.6 million in Other income on the Company’s Consolidated Statements of Comprehensive Income composed of the $78.6 million in upfront consideration received and $51.6 million in contingent consideration settled and $3.6 million in inventory transferred. In addition, the Company recognized co-promotion service income of approximately $1.3 million and Co-promotion services were completed as of the first quarter of 2020.

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

As outlined in the Slán Agreements, each party would support the development, including clinical development, of the licensed product and efforts to obtain regulatory approval of the initial NDA. Subsequent to approval of the initial NDA, Assertio and Slán would share in the net sales of long-acting cosyntropin for a 10-year period (after which time the product will revert back to Slán). As of December 31, 2019, the Company had $2.0 million of reimbursable development expenses in Prepaid and other current assets on the Company’s Consolidated Balance Sheet.

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

Pursuant to ASC 205-20, the divestiture of NUCYNTA did not meet the criteria of a discontinued operation as it was not considered a strategic shift. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. During the year ended December 31, 2020, the Company recognized a net loss of $15.8 million in Other income which was comprised of the $367.9 million in consideration received less the $369.1 million carrying value of the NUCYNTA intangible derecognized, $9.0 million in net book value of inventory transferred, and $9.0 million in accrued third-party consent fees. During the year ended December 31, 2020, the Company received $1.0 million in net proceeds from Collegium for settlement of expense reimbursement pursuant to the Purchase Agreement which was recognized as a gain in Other income.

NOTE 18. FAIR VALUE

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
The following tables reflect the fair value hierarchy for Company financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

December 31, 2020	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$77	$—	$—	$77
Total		$77	$—	$—	$77
Liabilities:
Short-term contingent consideration	Contingent consideration liability	$—	$—	$6,776	$6,776
Long-term contingent consideration	Contingent consideration liability	—	—	31,776	31,776
Total		$—	$—	$38,552	$38,552

December 31, 2019	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Collegium warrants	Investments	$—	$9,629	$—	$9,629
Total		$—	$9,629	$—	$9,629
Liabilities:
Contingent consideration	Contingent consideration liability	$—	$—	$168	$168
Total		$—	$—	$168	$168

Cash and Cash Equivalents

Cash equivalents consisted of money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.

Contingent Consideration

Pursuant to the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to Iroko based upon annual INDOCIN Product net sales over $20.0 million. The Company recorded the fair value of the contingent consideration liability, based on the likelihood of contingent earn-out payments. The earn-out payments are remeasured to fair value each reporting period and cash payments made, if required, in May and November of each year. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of December 31, 2020, INDOCIN Product contingent consideration was $38.4 million with $6.8 million classified as short-term and $31.6 million million classified as long-term contingent consideration, respectively, in the Consolidated Balance Sheet.

The fair value of the contingent consideration at the Zyla Merger date was determined using an option pricing model under the income approach based on estimated INDOCIN Product revenues over 10 years and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2020 included revenue volatility of 35.0%, discount rate of 6.0%, credit spread of 5.9% and updated projections of future INDOCIN Product revenues. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value resulting from a change in the underlying inputs are recognized within Selling, general and administrative expenses on the Consolidated Statement of Comprehensive Income until the contingent consideration is settled.

Contingent consideration related to CAMBIA was $0.2 million as of December 31, 2020 and 2019.

The following table summarizes changes in fair value that are measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, and 2019 (in thousands):

	December 31,
	2020	2019
Fair value, beginning of the period	$168	$1,038
Contingent consideration acquired with Zyla Merger	39,900	—
Change in fair value of contingent consideration recorded within costs and expenses	1,500	(983)
Cash payment related to contingent consideration	(3,016)	—
Changes in fair value of contingent consideration recorded in interest expense	—	113
Total	$38,552	$168

Investments

The fair value of the warrants to purchase Collegium’s common stock was calculated using the Black-Scholes option pricing model. As of December 31, 2019, the significant inputs included the fair value of Collegium’s common stock of $16.33, an expected term of 2.61 years and a risk-free rate of $0.27%. The expected term was based on the remaining contractual period of 2.61 years, and the volatility was determined using Collegium’s historical common stock volatility over the expected term.

In May 2020, the Company sold the Collegium warrants for an aggregate purchase price of $6.0 million to Armistice Capital Mater Fund, Ltd. As a result, the Company derecognized the carrying value of $9.6 million of the financial asset and recognized a net loss of approximately $3.6 million, recorded within other (expense) income, net on the Consolidated Statement of Comprehensive Income, during the year ended December 31, 2020.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019.

The outstanding principal amount of the Secured Notes (as defined in “Note 9. Debt”) approximate their fair value as of December 31, 2020 and represents a Level 2 valuation. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

NOTE 19. INCOME TAXES

The following table reflects Loss before income taxes by source for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019

U.S.	$(45,327)	$(222,484)
Outside the U.S.	(186)	—
Net loss before income taxes	$(45,513)	$(222,484)

The following table reflects benefit provision for income taxes for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Current:
Federal	$(9,100)	$(1,231)
State	155	1,715
Total current taxes	$(8,945)	$484
Deferred:
Federal	$(7,037)	$(5,767)
State	(1,387)	—
Total deferred taxes	(8,424)	(5,767)
Total benefit for income taxes	$(17,369)	$(5,283)

The following table reflects a reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the Statements of Comprehensive Income for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Tax at federal statutory rate	$(9,558)	$(46,722)
State tax, net of federal benefit	276	(3,845)
Goodwill impairment	3,661	—
Disallowed officers' compensation	818	—
Non-deductible transaction cost	451	—
Non-deductible meals and entertainment	148	129
Stock based compensation	17	2,038
Change in valuation allowance	(13,029)	48,943
Uncertain tax provisions	(190)	(5,758)
Non-deductible other expense	37	5,837
Research credit	—	(138)
Intraperiod tax allocations	—	(5,767)
Total tax benefit	$(17,369)	$(5,283)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES ACT was a massive tax-and-spending package intended to provide additional economic relief to address the impact of the COVID-19 pandemic. The CARES Act, among other business tax provisions, included legislative changes and updates to net operating losses (NOLs), interest disallowance, and depreciation for qualified improvement property. The Company considered the income tax accounting implications from CARES Act to the Company’s income tax provision calculation for the year ended December 31, 2020. Prior to the enactment of the CARES Act, federal NOLs generated after December 31, 2017 could not be carried back to prior tax years. Upon the enactment of the CARES Act, federal NOLs generated in tax years 2018, 2019, and 2020 can now be carried back to the previous five tax years without taxable income limitation. The Company is intending to carryback the 2020 federal taxable loss to the 2018 and 2019 tax years to offset taxable income (and federal taxes paid) for those two tax years. The estimated cash tax refund is approximately $8.3 million, which should be received in 2021.

During the year ended December 31, 2020, the Company recorded an income tax benefit of $17.4 million, principally due to the carryback of the Company’s 2020 federal NOL to its 2018 and 2019 tax years under the NOL carryback provisions enacted as part of the CARES Act mentioned above and the current year reversal of valuation allowance related to the utilization of the Company’s deferred tax assets (“DTA”) to offset the deferred tax liabilities (“DTL”) of Zyla recorded through acquisition accounting.

During 2019, the Company recorded an income tax benefit of $5.3 million, principally due to the release of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (FIN 48) liabilities based on lapsing of statute of limitation, and tax benefits being recorded as a result of intraperiod tax allocation from the Company’s Convertible Note Exchange.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table reflects significant components of the Company’s deferred tax assets are as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$81,471	$5,885
Tax credit carryforwards	3,360	1,411
Intangible assets	—	82,582
Stock-based compensation	2,999	1,907
Operating lease liabilities	1,248	1,577
Fixed assets	1,315	—
Reserves and other accruals not currently deductible	20,652	9,729
Disallowed interest carryforward	15,496	718
Total deferred tax assets	$126,541	$103,809
Valuation allowance for deferred tax assets	(103,906)	(90,820)
	$22,635	$12,989
Deferred tax liabilities:
Intangible assets	$(21,739)	$—
Convertible debt	(459)	(12,247)
Fixed Assets	—	(109)
Operating lease right-of-use assets	(437)	(633)
Net deferred tax liability	$—	$—

During the year ended December 31, 2020, the Company recorded a valuation allowance of $103.9 million to offset, in full, the benefit related to its net deferred tax assets as of December 31, 2020 because realization of the future benefits is uncertain. The Company reviewed both positive evidence such as, but not limited to, the projected availability of future taxable income and negative evidence such as the history of cumulative losses in recent years. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis and assess whether an additional reserve or a release of the valuation allowance is required in future periods.

The valuation allowance increased $13.1 million to $103.9 million during the year ended December 31, 2020 and increased $48.9 million to $90.8 million during the year ended December 31, 2019.

As of December 31, 2020, the Company had federal NOLs of $288.1 million with no expiration and $40.1 million expiring in varying amounts from 2032 through 2036. NOL carryforwards for state income tax purposes are $181.9 million, which begin to expire in 2021. Utilization of the Company’s NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company does not have any significant federal or state tax examinations in process as of December 31, 2020. The federal and state statute of limitations remains open primarily for the 2017 through 2019 tax years. The California statute of limitations is open for the 2007 through 2019 tax years.

The following table reflects activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2020 and 2019 (in thousands):

Unrecognized tax benefits—December 31, 2018	$16,064
Increases related to current year tax positions	212
Changes in prior year tax positions	(232)
Decreases related to lapse of statutes	(12,011)
Unrecognized tax benefits—December 31, 2019	$4,033
Increases related to current year tax positions	194
Changes in prior year tax positions	(2)
Decreases related to lapse of statutes	(124)
Unrecognized tax benefits—December 31, 2020	$4,101

The total amount of unrecognized tax benefit that would affect the effective tax rate is $4.1 million as of December 31, 2020 and $4.0 million as of December 31, 2019.

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 20. SUBSEQUENT EVENTS

On February 9, 2021, the Company completed a registered direct offering with certain institutional investors and accredited investors to sell 22,600,000 shares of its common stock at a purchase price of $0.62 per share. The gross proceeds to the Company from the offering were approximately $14.0 million. After placement agent fees and other offering expenses payable by the Company, the Company received net proceeds of approximately $13.1 million. On February 12, 2021, the Company completed a registered direct offering with certain institutional investors and accredited investors to sell 35,000,000 shares of its common stock at a purchase price of $0.98 per share. The gross proceeds to the Company from the offering were approximately $34.3 million. After placement agent fees and other offering expenses payable by the Company, the Company received net proceeds of approximately $32.2 million. The Company intends to use proceeds from both offerings for general corporate purposes, including general working capital.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue (1)	Deductions(2)	Balance at End of Year (3)
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2020	$60,183	132,340	(128,081)	$64,442
Year ended December 31, 2019	$76,401	$163,261	$(179,479)	$60,183

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax asset valuation allowance:
December 31, 2020 (4)	$90,820	$29,833	$(16,747)	$103,906
December 31, 2019 (5)	$41,905	$48,915	$—	$90,820
(1)Includes $33.3 million provision for liabilities assumed from the Zyla Merger.

(2)Deductions to sales discounts and allowances relate to discounts or allowances, returns, chargebacks and rebates actually taken or paid.
(3)Balance includes allowances for cash discounts of $1.3 million and $1.2 million as of December 31, 2020 and 2019, respectively, for prompt payment recognized in Accounts Receivable, net on the Company’s Consolidated Balance Sheets.
(4)The Company recorded a valuation allowance of $13.1 million during 2020. The addition is primarily attributable to the increase in the DTA for the portion of the 2020 net operating loss that is carried forward to future years and the Zyla Merger. The deduction is related to the DTL recorded in the opening balance sheet for Zyla and the carryback of the 2020 net operating loss carryback to the 2018 and 2019 years.
(5)The Company recorded a valuation allowance of $48.9 million during 2019.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10‑K.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer, principal financial officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Zyla Life Sciences (Zyla), which we acquired in May 2020 (as described in Note 2 Acquisitions, in Notes to the Consolidated Financial Statements) in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting in the first year of consolidation. Zyla represented 27.3% of consolidated net assets and 47.5% of the Company’s consolidated net revenues as of and for the year ended December 31, 2020.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)    Changes in Internal Control Over Financial Reporting

We are finalizing the process of integrating our acquisition of Zyla, including evaluating our internal controls, and designing and implementing an internal control structure over Zyla’s operations, which we expect to complete in the first quarter of 2021.

During the quarter ended December 31, 2020, there were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Assertio Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Assertio Holdings, Inc.’s’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Assertio Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zyla Life Sciences (Zyla), which is included in the 2020 consolidated financial statements of the Company and constituted 27.3% of consolidated net assets and 47.5% of the Company’s consolidated net revenues as of and for the year-ended December 31, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Zyla Life Sciences.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated March 12, 2021, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitation of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
March 12, 2021

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item 10 is incorporated herein by reference to the information set forth under the headings “Board of Directors and Director Nominees,” “Executive Officers,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Board and Board Committees,” “Corporate Governance – Director Nominations” and, if applicable, “Delinquent Section 16(a) Reports” in our 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders (the 2021 Proxy Statement). The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of our 2020 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference to the information set forth under the headings “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Committee Report” and “Executive Compensation” in our 2021 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2021 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item 13 is incorporated herein by reference to the information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committees – Board Independence” in our 2021 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item 14 is incorporated herein by reference to the information set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2021 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of documents filed as part of this Annual Report on Form 10-K:

(1)    Financial Statements

    The financial statements listed in the accompanying Index to Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(2)    Financial Statement Schedules

    The following financial statement schedule included in “Item 8. Financial Statements and Supplementary Data: Schedule II: Valuation and Qualifying Accounts.”

(3)    Exhibits:

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger, dated as of May 19, 2020, by and among Assertio Therapeutics, Inc., the Company, and Alligator Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

2.2
Agreement and Plan of Merger, dated as of March 16, 2020, by and among Assertio Therapeutics, Inc., the Company (formerly, Alligator Zebra Holdings, Inc.), Alligator Merger Sub, Inc., Zebra Merger Sub, Inc. and Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

2.3
Asset Purchase Agreement, dated February 6, 2020, by and between Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2020)

2.4
Asset Purchase Agreement, dated December 11, 2019, by and among Assertio Therapeutics, Inc., Golf Acquiror LLC and, solely for the purposes set forth therein, Celtic Intermediate S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019)

2.5
Asset Purchase Agreement, dated October 30, 2018, by and among Egalet Corporation, Egalet US Inc. and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Sciences’ Current Report on Form 8-K filed on October 31, 2018)

2.6
Asset Purchase Agreement, dated as of January 8, 2015, by and between Egalet US, Inc. and Luitpold Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2015)

2.7†
Asset Purchase Agreement, dated December 17, 2013 between Assertio Therapeutics, Inc. and Nautilus Neurosciences, Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10‑K filed on March 17, 2014)

2.8
Asset Purchase Agreement dated June 21, 2012 between Assertio Therapeutics, Inc. and Xanodyne Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on August 3, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
3.2	Amended and Restated Bylaws of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
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

4.3	Form of Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10‑Q filed on August 10, 2020)
4.4	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10‑K filed on March 10, 2020)

10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
10.2*	Form of Management Continuity Agreement (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10‑Q filed on August 10, 2020)
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Annex H to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on April 17, 2020)
10.4*	Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)
10.5*	Amended and Restated 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Annex G to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on April 17, 2020)
10.6*
Form of Equity Award Documents under Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.7*	Form of Equity Award Documents for Inducement Grants (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018
10.8*	Amended and Restated Annual Bonus Plan, as adopted on February 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019)
10.9*	Non‑Employee Director Compensation and Grant Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019)
10.10*
Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Zyla Life Science’s Annual Report on Form 10-K filed on March 26, 2020)

10.11*	Form of Non-Qualified Stock Option Agreement of Zyla Life Sciences (incorporated by reference to Exhibit 10.18 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on May 17, 2019)
10.12*
Employment Agreement between Zyla Life Sciences and Todd N. Smith, dated June 17, 2020 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020)

10.13*
Transition Agreement, dated as of March 16, 2020, by and among the Company and Arthur Higgins (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

10.14*†	Separation Agreement and Release of Claims between Todd N. Smith and Assertio Management, LLC, dated December 14, 2020
10.15*†	Separation Agreement and Release of Claims between Mark Strobeck and Assertio Management, LLC, dated December 14, 2020
10.16†
Collaboration and License Agreement, dated as of January 7, 2015, by and among Egalet Corporation, Egalet US, Inc., Egalet Ltd. and Acura Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2015)

10.17†
License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.13 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2018)

10.18†
First Amendment dated March 21, 2001 to License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.14 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2018)

10.19†
Second Amendment dated December 10, 2015 to License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.15 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2018)

10.20†
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

10.21†
Manufacturing and Supply Agreement by and between Zyla Life Sciences US Inc. and Jubilant HollisterStier LLC July 30, 2019 (incorporated by reference to Exhibit 10.5 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on November 14, 2019)

10.22	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.1 to Zyla Life Sciences’ Current Report on Form 8-K filed on February 1, 2019)
10.23
Collateral Agreement, dated as of January 31, 2019, among the Company, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Zyla Life Sciences’ Current Report on Form 8-K filed on February 1, 2019)

10.24
Securities Purchase Agreement by and among the Company and certain investors, dated as of February 10, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 12, 2021)

10.25
Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated as of February 10, 2021 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 12, 2021)

10.26
Securities Purchase Agreement by and among the Company and certain investors, dated as of February 5, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 9, 2021)

10.27
Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated as of February 5, 2021 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 9, 2021)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on May 27, 2020)
21.1	List of Subsidiaries Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL

†    Confidential information omitted
*    Compensatory Plan or Arrangement
**    Furnished Herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSERTIO HOLDINGS, INC.

Date:	March 12, 2021	By	/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Daniel A. Peisert and Paul Schwichtenberg, and each of them acting individually, as his true and lawful attorneys‑in‑fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL A. PEISERT	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2021
Daniel A. Peisert

/s/ PAUL SCHWICHTENBERG	Chief Financial Officer (Principal Financial Officer)	March 12, 2021
Paul Schwichtenberg

/s/ AJAY PATEL	Chief Accounting Officer	March 12, 2021
Ajay Patel	(Principal Accounting Officer)

/s/ PETER D. STAPLE	Chairman of the Board of Directors	March 12, 2021
Peter D. Staple

/s/ WILLIAM T. MCKEE	Director	March 12, 2021
William T. McKee

/s/ HEATHER L. MASON	Director	March 12, 2021
Heather L. Mason

/s/ JAMES L. TYREE	Director	March 12, 2021
James L. Tyree