Form 10-Q
period 2021-03-31
Assertio Holdings, Inc.
filed 2021-05-06
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2021 was 173,788,596.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2021

Table of Content

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$61,033	$20,786
Accounts receivable, net	39,241	44,350
Inventories, net	8,930	11,712
Prepaid and other current assets	14,865	17,406
Total current assets	124,069	94,254
Property and equipment, net	2,172	2,437
Intangible assets, net	193,536	200,082
Other long-term assets	5,647	6,501
Total assets	$325,424	$303,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,609	$14,808
Accrued rebates, returns and discounts	50,136	63,114
Accrued liabilities	19,567	31,571
Current portion of long-term debt	12,338	11,942
Contingent consideration, current portion	9,400	6,776
Interest payable	4,403	1,793
Other current liabilities	2,637	2,682
Total current liabilities	109,090	132,686
Long-term debt	71,834	72,160
Contingent consideration	28,559	31,776
Other long-term liabilities	10,638	11,138
Total liabilities	220,121	247,760
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 173,743,760 and 113,568,597 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	18	13
Additional paid-in capital	528,686	483,446
Accumulated deficit	(423,401)	(427,945)
Total shareholders’ equity	105,303	55,514
Total liabilities and shareholders' equity	$325,424	$303,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product sales, net	$26,405	$9,252
Commercialization agreement, net	—	11,258
Royalties and milestones	434	407
Total revenues	26,839	20,917
Costs and expenses:
Cost of sales	3,966	1,399
Research and development expenses	—	1,041
Selling, general and administrative expenses	7,730	27,314
Amortization of intangible assets	6,547	7,795
Restructuring charges	1,089	—
Total costs and expenses	19,332	37,549
Income (Loss) from operations	7,507	(16,632)
Other (expense) income :
Interest expense	(2,684)	(8,674)
Other gain (loss)	269	(3,325)
Gain on sale of Gralise	—	127,505
Loss on sale of NUCYNTA	—	(15,755)
Loss on debt extinguishment	—	(39,841)
Total other (expense) income	(2,415)	59,910
Net income before income taxes	5,092	43,278
Income tax expense	(548)	(2,048)
Net income and Comprehensive income	$4,544	$41,230

Basic net income per share	$0.03	$0.51
Diluted net income per share	$0.03	$0.51
Shares used in computing basic net income per share	151,296	81,111
Shares used in computing diluted net income per share	153,918	81,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2020	113,569	$13	$483,446	$(427,945)	$55,514
Issuance of common stock upon exercise of options	291	—	—	—	—
Issuance of common stock in conjunction with vesting of restricted stock units	844	—	—	—	—
Issuance of common stock in conjunction with vesting of performance stock units	52	—	—	—	—
Issuance of common stock in connection with stock offerings	57,600	5	44,856		44,861
Issuance of common stock upon exercise of warrant	1,388	—	—	—	—
Stock-based compensation	—	—	772	—	772
Shares withheld for payment of employee's withholding tax liability	—	—	(388)	—	(388)
Net income	—	—	—	4,544	4,544
Balances at March 31, 2021	173,744	$18	$528,686	$(423,401)	$105,303

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2019	80,888	$8	$457,751	$(399,801)	$57,958
Issuance of common stock in conjunction with vesting of restricted stock units	434	—	—	—	—
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(16,814)	—	(16,814)
Stock-based compensation	—	—	1,934	—	1,934
Shares withheld for payment of employee's withholding tax liability	—	—	(271)	—	(271)
Net loss	—	—	—	41,230	41,230
Balances at March 31, 2020	81,322	$8	$442,600	$(358,571)	$84,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$4,544	$41,230
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of Gralise	—	(127,500)
Loss on sale of NUCYNTA	—	15,755
Loss on extinguishment of Convertible Notes	—	31,608
Loss on prepayment of Senior Notes	—	8,233
Depreciation and amortization	6,812	8,068
Amortization of debt discount, debt issuance costs and royalty rights	70	5,387
Recurring fair value measurement of assets and liabilities	(593)	3,147
Stock-based compensation	772	1,934
Provision for inventory and other assets	151	1,554
Other	—	(14)
Changes in assets and liabilities:
Accounts receivable	5,109	29,792
Inventories	2,631	(2,381)
Prepaid and other assets	3,395	3,289
Accounts payable and other accrued liabilities	(16,749)	(10,510)
Accrued rebates, returns and discounts	(12,978)	(26,584)
Interest payable	2,610	(8,071)
Net cash used in operating activities	(4,226)	(25,063)
Investing Activities
Purchases of property and equipment	—	(9)
Proceeds from sale of NUCYNTA	—	367,958
Proceeds from sale of Gralise	—	81,087
Net cash provided by investing activities	—	449,036
Financing Activities
Payments in connection with convertible notes extinguishment	—	(188,060)
Payments in connection with Senior Notes settlement	—	(171,775)
Proceeds from issuance of common stock	44,861	—
Shares withheld for payment of employee's withholding tax liability	(388)	(272)
Net cash provided by (used in) financing activities	44,473	(360,107)
Net increase in cash and cash equivalents	40,247	63,866
Cash and cash equivalents at beginning of year	20,786	42,107
Cash and cash equivalents at end of period	$61,033	$105,973

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$—	$100
Cash paid for interest	$—	$10,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The unaudited condensed consolidated financial statements of Assertio Holdings, Inc. (the Company or Assertio) and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 included in Assertio Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on March 12, 2021 (the 2020 Form 10-K). The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited financial statements at that date, as filed in the Company’s 2020 Form 10-K. The Company’s significant one-time 2020 transactions such as the sale of the NUCYNTA franchise, sale of Gralise, repayment of its debt obligations, and merger with Zyla Life Sciences are discussed in the 2020 Form 10-K and have not been duplicated in the accompanying unaudited condensed consolidated financial statements and related financial information.

The weighted average common shares and warrants outstanding for the three months ended March 31, 2020 have been appropriately revised to increase the number of shares by 10.2 million to properly reflect the computation of such amount. Basic and diluted net income per share for the same period has been reduced by $0.07 as a result of this revision.

Impact of COVID-19 on our Business

    Following the outbreak of COVID-19 during early 2020, the Company’s priority was and remains the health and safety of its employees, their families, and the patients it serves. As a result, in March 2020, the Company initiated remote working arrangements and maintained flexible work arrangements for individuals, which continued through the remainder of 2020 and into 2021. In addition to the health and safety of its employees, the Company is focused on ensuring that it continues making its products accessible to the patients who need them. Because COVID-19 impacted the Company’s ability to see in-person providers who prescribe its products, the Company adapted its approach during 2020 and increased its virtual visits. Additionally, due to the limitations on elective surgeries, the Company has experienced a decline in prescriptions associated with those elective procedures. The extent to which the Company’s operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, actions by government authorities to contain the outbreak or treat its impact, and the distribution, efficacy and public acceptance of COVID-19 vaccines.

NOTE 2. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the three months ended March 31, 2021 and 2020 (in thousands):

Table of Content

	Three Months Ended March 31,
	2021	2020
Product sales, net:
INDOCIN products (1)	$14,597	$—
CAMBIA	6,462	6,274
Zipsor	2,222	2,331
SPRIX (1)	1,697	—
Other	1,427	647
Total product sales, net	26,405	9,252
Commercialization agreement revenue, net	—	11,258
Royalties and milestone revenue	434	407
Total revenues	$26,839	$20,917
(1)Products acquired in connection with the May 20, 2020 Zyla Merger.
Product Sales, net:

For the three months ended March 31, 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. The Company began shipping and recognizing product sales for INDOCIN Products and SPRIX upon the Zyla Merger on May 20, 2020.
Other product sales includes product sales adjustments for previously divested products, including Gralise, which was divested in January 2020; and product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020. Product sales for the Company’s non-promoted products acquired from the Zyla Merger were $1.0 million for the three months ended March 31, 2021. Product sales adjustments for previously divested products include adjustments to recorded sales reserve estimates and were $0.4 million and $0.6 million, respectively, for the three months ended March 31, 2021, and 2020.

Pro Forma Information

Supplemental unaudited proforma information is based upon accounting estimates and judgments that the Company believes are reasonable. This supplemental unaudited pro forma financial information has been provided for comparative purposes only and is not necessarily indicative of what actual results would have occurred, or of results that may occur in the future. The pro forma consolidated product sales, net for the three months ended March 31, 2020, as if the acquisition of Zyla had occurred on January 1, 2020, was $28.3 million.

Commercialization Agreement Revenue, net

The Company ceased recognizing commercialization revenue and related costs for NUCYNTA effective upon the closing of the transaction to sell its rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. In connection with the sale, the Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the purchase agreement. During the three months ended March 31, 2020, the Company recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue of $13.1 million offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement.

Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $0.4 million and $0.4 million, respectively, for the three months ended March 31, 2021 and 2020.

Table of Content
NOTE 3. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Receivables related to product sales, net	$38,915	$40,784
Receivables from Collegium	—	3,566
Other	326	—
Total accounts receivable, net	$39,241	$44,350

As of March 31, 2021 and December 31, 2020, allowances for cash discounts for prompt payment were $0.8 million and $1.3 million, respectively.

NOTE 4.  INVENTORIES, NET

The following table reflects the components of inventory, net as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$1,179	$1,136
Work-in-process	731	1,340
Finished goods	7,020	9,236
Total	$8,930	$11,712

As of March 31, 2021 and December 31, 2020, inventory reserves were $2.5 million and $2.3 million, respectively.

NOTE 5. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Furniture and office equipment	$2,680	$2,680
Laboratory equipment	20	20
Leasehold improvements	10,522	10,523
	13,222	13,223
Less: Accumulated depreciation and amortization	(11,050)	(10,786)
Property and equipment, net	$2,172	$2,437

Depreciation expense was $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively and recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income.

Table of Content

NOTE 6.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	March 31, 2021				December 31, 2020
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Products rights:
INDOCIN	11.1	$154,100	$(11,022)	$143,078	$154,100	$(7,812)	$146,288
SPRIX	6.1	39,000	(4,782)	34,218	39,000	(3,389)	35,611
CAMBIA	1.8	51,360	(37,447)	13,913	51,360	(36,163)	15,197
Zipsor	1.0	27,250	(24,965)	2,285	27,250	(24,381)	2,869
Oxaydo	Less than 1 year	300	(258)	42	300	(183)	117
Total Intangible Assets		$272,010	$(78,474)	$193,536	$272,010	$(71,928)	$200,082

Amortization expense was $6.5 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021 (remainder)	$21,569
2022	26,895
2023	18,412
2024	18,413
2025	18,413
Thereafter	89,834
Total	$193,536

NOTE 7.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Investment, net	$1,579	$1,579
Operating lease right-of-use assets	1,775	1,955
Deposits	1,353	1,936
Other	940	1,031
Total other long-term assets	$5,647	$6,501

Table of Content
Investment consists of the Company’s $3.5 million investment in a company engaged in medical research. This investment is structured as a long-term loan receivable with a convertible feature and is valued at amortized cost. As a result of the Company’s adoption of ASU 2016-13 Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company estimated an expected credit loss of approximately $1.9 million on its investment, which was recognized in Other (expense) income in the Company’s Condensed Consolidated Statement of Comprehensive Income in the first quarter of 2020. To calculate the expected credit loss allowance, the Company utilized a probability-of-default method (PDM). This process estimates the probability of the loan being successfully paid back or converted into equity based on the ability of the investee to obtain FDA acceptance of its research. The Company’s expected credit losses can vary from period to period based on several factors, such as progress of the medical research and FDA submission, and overall economic environment and the ability of the investee to fund its operations. As of March 31, 2021, the Company continues to assess an estimated $1.9 million expected credit loss on its investment based on evaluation of probability of default that exist.

NOTE 8.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation	$2,897	$5,498
Accrued consent fees	4,500	4,500
Accrued restructuring costs	3,741	8,744
Other accrued liabilities	8,429	12,829
Total accrued liabilities	$19,567	$31,571

NOTE 9.  DEBT

The following table reflects the Company’s debt as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
13% Senior Secured Note due 2024	$80,250	$80,250
Royalty rights obligation	3,587	3,533
2.50% Convertible Notes due 2021	335	335
Total principal amount	84,172	84,118

Unamortized debt discounts	—	(16)
Carrying value	84,172	84,102
Less: current portion of long-term debt	(12,338)	(11,942)
Net, long-term debt	$71,834	$72,160

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

Table of Content
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

Interest on the Secured Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year (each, a Payment Date). The Existing Indenture also requires payments of outstanding principal on the Secured Notes equal to 10% per annum of the issued principal amount, payable semi-annually on each Payment Date.

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

The Company may redeem the Secured Notes at its option, in whole or in part from time to time, at a redemption price equal to 100% of the principal amount of the Secured Notes being redeemed, plus accrued and unpaid interest, if any, through the redemption date. No sinking fund is provided for the Secured Notes.

Pursuant to the Supplemental Indenture, Assertio and its restricted subsidiaries must also comply with certain covenants, including limitations on the issuance of debt; the issuance of preferred and/or disqualified stock; the payment of dividends and other restricted payments; the prepayment, redemption or repurchase of subordinated debt; mergers, amalgamations or consolidations; engaging in certain transactions with affiliates; and the making of investments. In addition, the Issuer must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the Secured Notes divided by 9.5 and (2) $7.5 million. The Company was in compliance with its covenants with respect to the Secured Notes as of March 31, 2021.

The Company had Senior Secured Notes obligations of $80.3 million as of March 31, 2021, with $9.5 million classified as current and $70.8 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets.

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

The Company has Royalty Rights obligations of $3.6 million as of March 31, 2021, with $2.5 million classified as current and $1.1 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets.

The accounting for the Royalty Rights requires the Company to make certain estimates and assumptions about the future net sales. The estimates of the magnitude and timing of net sales are subject to significant variability due to the extended time period associated with the financing transaction and are thus subject to significant uncertainty.

Table of Content
Convertible Notes

2.50% Convertible Senior Notes Due 2021

On September 9, 2014, the Company issued $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes Due 2021 (the 2021 Notes). The 2021 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture dated September 9, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the Trustee), and mature on September 1, 2021, unless earlier converted, redeemed, or repurchased. The 2021 Notes bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

On February 19, 2020, the Company entered into purchase agreements with a limited number of holders of the Company’s outstanding 2021 Notes to repurchase $102.5 million aggregate principal amount of 2021 Notes. On April 8, 2020, the Company completed its public tender offers to purchase the $42.1 million in aggregate principal amount outstanding 2021 Notes. As of December 31, 2020 and March 31, 2021, only $0.3 million in aggregate principal amount of the 2021 Notes were outstanding and were classified as part of current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheets.

On or after March 1, 2021 to the close of business on the second scheduled trading day immediately preceding the maturity date, the holders of the 2021 Convertible Notes may convert all or any portion of their notes, in multiples of 1,000 principal amount, at the option of the holder. The initial conversion rate of 51.9852 shares of common stock per 1,000 principal amount of Convertible Notes is equivalent to a conversion price of approximately $19.24 per share of common stock. Upon conversion, the Company will pay or deliver, as appropriate, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the conversion obligation is satisfied solely in cash or through payment and delivery of a combination of cash and shares, the amount of cash and shares, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period. The remaining 2021 Notes were not convertible as of March 31, 2021.

5.00% Convertible Senior Notes Due 2024

On August 13, 2019, the Company issued $120.0 million aggregate principal of Convertible Senior Notes Due
2024 (the 2024 Notes). On February 19, 2020, the Company entered into purchase agreements with a limited number of holders of the Company’s outstanding 2024 Notes to repurchase $85.5 million aggregate principal amount of 2024 Notes. On April 8, 2020, the Company completed its public tender offers to purchase the remaining $34.5 million in aggregate principal amount outstanding 2024 Notes. As of December 31, 2020 there was no outstanding aggregate principal amount of the 2024 Notes were outstanding.

Senior Secured Notes

On April 2, 2015, the Company issued $575 million aggregate principal amount of senior secured notes pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement). On February 13, 2020, the Company repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement.

Interest Expense

Debt discount and royalty rights are amortized as interest expense using the effective interest method. The following table reflects Interest expense included in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Stated coupon interest	$2,614	$3,287
Amortization of debt discount, and royalty rights	70	5,387
Total interest expense	$2,684	$8,674

Table of Content
NOTE 10.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase program (ESPP).

For the three months March 31, 2021, stock-based compensation expense of $0.8 million was recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2020, stock-based compensation expense of $0.2 million and $1.7 million were recognized in Research and development expense and Selling, general and administrative expense, respectively, of the Condensed Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2021 the Company granted 4.7 million RSUs at an average fair market value of $1.08 per share.

NOTE 11.  LEASES

As of March 31, 2021, the Company has non-cancelable operating leases for its offices and certain office equipment. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease which is on December 31, 2023. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania. The Wayne, Pennsylvania office lease terminates in 2022 and will not be renewed. The Company relocated its corporate headquarters from Newark, California to Lake Forest, Illinois in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain (loss) in the Condensed Consolidated Statements of Comprehensive Income.

The following table reflects lease expense for the three months ended March 31, 2021 and 2020 (in thousands):

		Three Months Ended March 31,
	Financial Statement Classification	2021	2020
Operating lease cost	Selling, general and administrative expenses	$111	$157
Operating lease cost	Other gain (loss)	148	148
Total lease cost		$259	$305

Sublease Income	Other gain (loss)	$347	$347
The following table reflects supplemental cash flow information related to leases for the years ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	March 31, 2020

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$766	$618

Table of Content
The following table reflects supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020 (in thousands):

	Financial Statement Classification	March 31, 2021	December 31, 2020
Liabilities
Current operating lease liabilities	Other current liabilities	$2,637	$2,683
Noncurrent operating lease liabilities	Other long-term liabilities	2,172	2,815
Total lease liabilities		$4,809	$5,498

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Agreement, JHS will be responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX through July 30, 2022. The Company has agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Agreement. Total commitments to JHS are approximately $1.8 million through the period ending July 30, 2022 and are expected to be met.

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

In the federal litigations, fact and expert discovery have now closed, and the court heard summary judgment arguments on April 22, 2021. The federal court granted class certification in the direct purchaser action on August 15, 2020. In the event that the federal case proceeds to trial, that trial is expected to occur on or about October 2021. With respect to the newly-filed Humana case in California state court, the Company and other defendants filed a motion to dismiss all claims in the action on April 16, 2021. The Company intends to defend itself vigorously in these matters.

Table of Content

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019, and the District Court granted that motion with prejudice on March 11, 2020. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties completed their briefing of the appeal on December 14, 2020. On March 1, 2021, the court granted the parties’ joint motion to stay the appeal pending settlement discussions. The Company believes that the action is without merit. The Company is unable to predict the outcome of this matter.

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

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, the Company’s subsidiary Assertio Therapeutics, Inc. (Assertio Therapeutics) received a letter from then-Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Since 2017, Assertio Therapeutics has received and responded to subpoenas from the U.S. Department of Justice (DOJ) seeking documents and information regarding its historical sales and marketing of opioid products. Assertio Therapeutics has also received and responded to subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding Assertio Therapeutics’ historical sales and marketing of opioid products. In addition, Assertio Therapeutics received and responded to a subpoena from the State of California Department of Insurance (CDI) seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product formerly in Assertio Therapeutics’ portfolio. In addition, Assertio Therapeutics received and responded to a subpoena from the New York Department of Financial Services seeking information relating to its historical sales and marketing of opioid products. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. Assertio Therapeutics is cooperating with the foregoing governmental investigations and inquiries.

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

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Alabama, Mississippi, Missouri, Nevada, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which Assertio Therapeutics may be named. In the pending cases involving Assertio Therapeutics, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. The state lawsuits in which Assertio Therapeutics has been served are generally each at an early stage of proceedings. The Company intends to defend itself vigorously in these matters.

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

During the three months ended March 31, 2021, the Company received $5.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

CAMBIA® ANDA Litigation

On July 16, 2020, the Company and APR Applied Pharma Research SA (APR), received notice from Patrin Pharma Inc. (Patrin) advising that Patrin had filed an Abbreviated New Drug Application (ANDA) seeking to market a generic version of CAMBIA® 50 mg prior to the expiration of U.S. patents in June 2026 as listed in the FDA “Orange Book” for CAMBIA

Table of Content
(Orange Book Patents). The Orange Book Patents are licensed to the Company by APR. On August 27, 2020, the Company and APR filed a lawsuit against Patrin in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking an injunction to prevent approval of the Patrin ANDA. The lawsuit alleges that Patrin has infringed the Orange Book Patents by filing an ANDA with a Paragraph IV Certification seeking approval from the FDA to market a generic version of CAMBIA prior to the expiration of the patents. The commencement of the patent infringement suit stays or bars the FDA from approving Patrin’s ANDA for 30 months or until an earlier district court decision that each of the patents is invalid or not infringed. On September 18, 2020, Patrin filed its answer including affirmative defenses and counterclaims. On October 9, 2020, the Company and APR filed an answer to Patrin’s counterclaims. On January 21, 2021, the court stayed all case deadlines pending settlement discussions between the parties. On March 8, 2021, the Company entered into a confidential settlement agreement with Patrin. On March 10, 2021, the Court granted the parties’ agreed motion for entry of Judgment and Order of Permanent Injunction. This settlement concludes all ongoing ANDA litigation.

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

    On December 15, 2020, the Company announced the December 2020 Plan which was designed to substantially reduce the Company’s operating footprint through the reduction of its staff at our headquarters office and remote sales force. The Company substantially completed the workforce reduction in the first quarter of 2021.

In May 2020, the Company began implementing reorganization plans of its workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth (Zyla Merger Reorganization). The Company completed the restructuring activities in 2020 and does not expect to incur significant costs related to the Zyla Merger Reorganization in 2021.

    There were no restructuring costs for the three months ended March 31, 2020. The following table reflects total expenses related to restructuring activities recognized within the Condensed Consolidated Statement of Comprehensive Income as Restructuring charges for the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31,
2021
Employee compensation costs	$876
Other exit costs	213
Total restructuring costs	$1,089

Table of Content
The following table reflects cash activity relating to the Company’s accrued restructure as of March 31, 2021 (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance as of December 31, 2020	$8,744	$—	$8,744
Restructuring charges	876	213	1,089
Cash paid	(5,879)	(213)	(6,092)
Balance as of March 31, 2021	$3,741	$—	$3,741

NOTE 14.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Upon consummation of the Zyla Merger in May 2020, the Company inherited outstanding Zyla warrants to purchase Zyla common stock, which were converted into the right to purchase shares of Assertio’s common stock. As these warrants are exercisable at any time at an exercise price of $0.0004 per share, they represent contingently issuable shares and therefore are included in the number of outstanding shares used for the computation of basic income per share. There were 4,951,550 unexercised shares of common stock issuable upon the exercise of warrants as of March 31, 2021.

Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options, awards, and equivalents and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive.

The following table reflects the calculation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020 (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic net income per share
Net income	$4,544	$41,230
Weighted average common shares and warrants outstanding	151,296	81,111
Basic net income per share	$0.03	$0.51

Diluted net income per share
Net income	$4,544	$41,230
Weighted average common shares and share equivalents outstanding	153,918	81,222
Diluted net income per share	$0.03	$0.51

Table of Content
The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income per share, because to do so would be anti-dilutive, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
2.5% Convertible Notes debt 2021	17	5,111
5.0% Convertible Notes debt 2024	—	26,248
Stock options, awards and equivalents	6,145	7,144
Total potentially dilutive common shares	6,162	38,503

NOTE 15.  FAIR VALUE

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$9,400	$9,400
Long-term contingent consideration	Contingent consideration	—	—	28,559	28,559
Total		$—	$—	$37,959	$37,959

December 31, 2020	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$77	$—	$—	$77
Total		$77	$—	$—	$77
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion			$6,776	$6,776
Long-term contingent consideration	Contingent consideration	$—	$—	$31,776	$31,776
Total		$—	$—	$38,552	$38,552

Cash equivalents consisted of money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.

Pursuant to the May 2020 Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to Iroko based upon annual INDOCIN Product net sales over $20.0 million. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of March 31, 2021, INDOCIN Product contingent consideration was $38.0 million with $9.4 million classified as short-term and $28.6 million classified as long-term contingent consideration, respectively, in the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2021 the Company recognized a benefit of $0.6 million for the change in fair value of contingent consideration, which was recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of March 31, 2021 included revenue volatility of 40.0%, discount rate of 7.0%, credit spread of 5.5% and updated projections of future INDOCIN Product revenues.

Table of Content

Contingent consideration related to CAMBIA was $0.2 million as of March 31, 2021 and 2020.

The carrying value of the Company’s debt for the period ended March 31, 2021 approximates its fair value. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2021 and 2020.

NOTE 16.  INCOME TAXES

As of March 31, 2021, the Company’s net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the weight of available evidence, the Company recorded a full valuation allowance against its net deferred tax assets beginning in the fourth quarter of 2016 and continues to provide a full valuation allowance against the its net deferred tax assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the three months ended March 31, 2021, the Company recorded an income taxes expense of approximately $0.5 million that represents an effective tax rate of 10.8% The difference between the income tax expense of $0.5 million and the tax at the statutory rate of 21.0% to date on current period operations is principally due to the partial release of valuation allowance related to the current year movement in deferred tax assets.

    The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 1997 through 2020 and the applicable statutes of limitation have not expired with respect to those returns. Because of NOLs and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. The Company exhausted all the federal research and development credit in the 2018 tax return. Although the NOL carryback from CARES Act will result in making R&D credits utilized in 2018 available for future use, the percentage of unrecognized tax benefit against the R&D credit remains reserved, and the rest will be offset by valuation allowance. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At March 31, 2021 the Company did not have significant accrued interest and penalties associated with unrecognized tax benefits.

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

Table of Content
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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates

Table of Content
to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgements and estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021 (the 2020 Form 10-K), see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in our 2020 Form 10-K for further information.

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Product sales, net:
INDOCIN products (1)	$14,597	$—
CAMBIA	6,462	6,274
Zipsor	2,222	2,331
SPRIX Nasal Spray(1)	1,697	—
Other	1,427	647
Total product sales, net	26,405	9,252
Commercialization agreement revenue, net	—	11,258
Royalties and milestone revenue	434	407
Total revenues	$26,839	$20,917
(1)Products acquired in connection with May 20, 2020 Zyla Merger.
Product Sales, net
For the three months March 31, 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. We began shipping and recognizing product sales for INDOCIN Products and SPRIX upon the Zyla Merger on May 20, 2020.
CAMBIA net product sales for the three months ended March 31, 2021 increased $0.2 million as compared to the same period in 2020 primarily due favorable payor mix offset by lower volume.
Zipsor net product sales for the three months ended March 31, 2021 decreased $0.1 million as compared to the same period in 2020 primarily due to unfavorable payor mix offset by higher volume.
Other product sales includes product sales adjustments for previously divested products, including Gralise, which was divested in January 2020; and product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020. Product sales for our non-promoted products were $1.0 million for the three months ended March 31, 2021. In September 2020, we terminated our iCeutica License and as a result will no longer manufacture products using SOLUMATRIX technology. Product sales adjustments for previously divested products include adjustments to recorded sales reserve estimates and were $0.4 million and $0.6 million, respectively, for the three months ended March 31, 2021, and 2020.

Commercialization Agreement Revenue, net

We ceased recognizing commercialization revenue and related costs for NUCYNTA effective the closing of the transaction to divest its rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. During the three months ended March 31, 2020, we recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue of $13.1 million offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement.

Table of Content

Royalties & Milestones

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the three months ended March 31, 2021, and 2020, we recognized $0.4 million and $0.4 million respectively, of revenue related to CAMBIA in Canada.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales increased $2.6 million from $1.4 million to $4.0 million during the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to Zyla-related product costs of sales upon the Zyla Merger on May 20, 2020, offset by lower cost of sales as a result of the Gralise divestiture in the first quarter of 2020. The three month ended March 31, 2021 cost of sales included $0.2 million of amortization of inventory step-up related to Zyla acquired inventories sold.

Research and Development Expenses

Research and development expense decreased from $1.0 million to zero for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to the completion of all material research and development activities in 2020. As a result of the December 2020 restructuring plan, we do not expect to incur significant research and development costs in 2021.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $19.6 million from $27.3 million to $7.7 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to one-time transaction costs in 2020, lower employee costs in the first quarter of 2021 as a result of prior restructuring plans, and the receipt of $5.0 million in insurance reimbursement in the first quarter of 2021 for previous opioid-related expenses.

Intangible Assets

The following table reflects amortization of intangible assets for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization of intangible assets - INDOCIN	$3,210	$—
Amortization of intangible assets - SPRIX	1,393	—
Amortization of intangible assets - CAMBIA	1,284	1,284
Amortization of intangible assets - Zipsor	584	584
Amortization of intangible assets - Oxaydo	76	—
Amortization of intangible assets - NUCYNTA	—	5,927
Total	$6,547	$7,795

Amortization expense during the three months ended March 31, 2021 decreased as compared to the same period in 2020 due to the February 2020 divestiture of our rights, title and interest to the NUCYNTA franchise of products to Collegium. As a result, we derecognized the remaining carrying value of the NUCYNTA product rights and ceased recognizing related amortization.

In connection with the Zyla Merger in May 2020, we acquired identified intangible assets comprised of definite-lived product rights for INDOCIN Products, SPRIX, and OXAYDO which are being amortized on a straight-line basis over their respective estimated useful lives.

Table of Content

Restructuring Charges

We continually evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.
On December 15, 2020, we announced the December 2020 Plan which was designed to substantially reduce the Company’s operating footprint through the reduction of its staff at our headquarters office and remote sales force. We substantially completed the workforce reduction in the first quarter of 2021.

In May 2020, we began implementing reorganization plans of its workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth (Zyla Merger Reorganization). We completed the restructuring activities in 2020 and do not expect to incur significant costs related to the Zyla Merger Reorganization in 2021.

For the three months ended March 31, 2021 restructuring charges and one-time termination costs incurred was $1.1 million. There were no restructuring charges cost and one-time termination costs incurred for the three months ended March 31, 2020.

Other (Expense) Income

The following table reflects other (expense) income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense	$(2,684)	$(8,674)
Gain on sale of Gralise	—	127,505
Loss on extinguishment of convertible notes	—	(31,608)
Loss on sale of NUCYNTA	—	(15,755)
Change in fair value of Collegium warrants	—	(3,146)
Loss on prepayment of Senior Notes	—	(8,233)
Other gain (loss)	269	(179)
Total other (expense) income	$(2,415)	$59,910

Other (expense) income changed by $62.3 million from other income of $59.9 million to other expense of $2.4 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to the prior year gain on the sale of Gralise offset by the loss on sale of NUCYNTA, loss on debt extinguishment as a result of the repurchase and tender offer of the 2021 and 2024 Notes, settlement of the Senior Notes, and change in fair value of Collegium warrants.

The following table reflects interest expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest payable on 13% Senior Secured Notes due 2024	$2,608	$—
Interest payable on Senior Notes	$—	$1,648
Interest payable on Convertible Notes	6	1,654
Amortization of debt discount, debt issuance costs and royalty rights	70	5,387
Other	—	(15)
Total interest expense	$2,684	$8,674

Table of Content
For the three months ended March 31, 2021, total interest expense decreased $6.0 million primarily due the settlement of the remaining principal of our Senior Notes and the repurchase of a portion of our 2021 and 2014 Notes in the first quarter of 2020.

Income Tax Provision

For the three months ended March 31, 2021, we recorded an income tax expense of approximately $0.5 million, which represents an effective tax rate of 10.8%. The difference between the income tax expense of $0.5 million and the tax at the statutory rate of 21.0% to date on current period operations is principally due to the partial release of valuation allowance related to the current year movement in deferred tax assets.

In the three months ended March 31, 2020, we recorded an income tax expense of approximately $2.0 million that represents an effective tax rate of 4.7%. The difference between income tax expense of $2.0 million and the tax at the statutory rate of 21.0% was principally due to the valuation allowance recorded against the beginning of year deferred tax asset related the NOL carryback to the 2018 and 2019 tax years permitted by the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES

Historically and through March 31, 2021, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On February 9, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 22,600,000 shares of our common stock at a purchase price of $0.62 per share. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees, we received net proceeds of approximately $13.1 million. On February 12, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 35,000,000 shares of our common stock at a purchase price of $0.98 per share. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees, we received net proceeds of approximately $32.2 million. We also incurred $0.5 million direct incremental cost to complete both registered direct offerings. We intend to use proceeds from both offerings for general corporate purposes, including general working capital.

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
•financial terms of definitive license agreements or other commercial agreements we may enter into;
•changes in the focus and direction of our business strategy and/or research and development programs;
•potential expenses relating to ongoing litigation matters, including relating to Assertio Therapeutics’ former drug Glumetza and prior opioid product franchise, for which we have not accrued any reserves due to an inability to estimate the magnitude and/or probability of such expenses; and
•effects of the COVID-19 pandemic on our operations.

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

Table of Content
The following table reflects summarized cash flow activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(4,226)	$(25,063)
Net cash provided by investing activities	—	449,036
Net cash provided by (used in) financing activities	44,473	(360,107)
Net increase in cash and cash equivalents	$40,247	$63,866

Cash Flows from Operating Activities

Cash used in operating activities was $4.2 million during the three months ended March 31, 2021compared to $25.1 million in the same period in 2020. The decrease in cash used from operating activities was primarily due to the sale of Gralise and NUCYNTA at the beginning of 2020.

Cash Flows from Investing Activities

There was no cash flow activity from investing activities for the three months ended March 31, 2021. Cash provided from investing activities for the three months ended March 31, 2020 was $449.0 million, which included cash received for the sales of NUCYNTA and Gralise.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $44.5 million, which primarily consisted of proceeds from the registered direct offerings in February 2021. Cash used in financing activities for the three months ended March 31, 2020 was $360.1 million, which was primarily due to the settlement of our Senior Notes and the repurchase of our outstanding 2021 Notes and 2024 Notes.

Off-Balance Sheet Arrangement

There were no off-balance sheet arrangements during the quarter ended March 31, 2021.

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

Table of Content
During the quarter ended March 31, 2021, we finalized the process of integrating our acquisition of Zyla’s operations in our internal control environment.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDING
For a description of our material pending legal proceedings, see “Note 12. Commitments and Contingencies - Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to other information in this report, the risk factors referenced above should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 – January 31, 2021	1,679	$0.38	N/A	N/A
February 1, 2021 - February 28, 2021	426,825	$0.88	N/A	N/A
March 1, 2021 - March 31, 2021	2,695	$0.93	N/A	N/A
Total	431,199	$0.88

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of equity awards granted under the our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

Table of Contents
ITEM 6. EXHIBITS

10.1	Securities Purchase Agreement by and among the Company and certain investors, dated as of February 5, 2021

10.2	Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated as of February 5, 2021

10.3	Securities Purchase Agreement by and among the Company and certain investors, dated as of February 10, 2021

10.4	Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated as of February 10, 2021

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________
(*)    Furnished herewith

Table of Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2021	ASSERTIO HOLDINGS, INC.

/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

/s/ Paul Schwichtenberg
Paul Schwichtenberg
Senior Vice President and Chief Financial Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Accounting Officer