Form 10-Q
period 2021-06-30
Assertio Holdings, Inc.
filed 2021-08-05
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 30, 2021 was 44,494,051.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2021

Table of Content

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$54,428	$20,786
Accounts receivable, net	45,468	44,350
Inventories, net	6,617	11,712
Prepaid and other current assets	12,835	17,406
Total current assets	119,348	94,254
Property and equipment, net	1,915	2,437
Intangible assets, net	186,318	200,082
Other long-term assets	4,435	6,501
Total assets	$312,016	$303,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,483	$14,808
Accrued rebates, returns and discounts	45,108	63,114
Accrued liabilities	22,867	27,071
Current portion of long-term debt	12,222	11,942
Contingent consideration, current portion	6,850	6,776
Interest payable	1,743	1,793
Other current liabilities	11,641	7,182
Total current liabilities	116,914	132,686
Long-term debt	66,751	72,160
Contingent consideration	30,809	31,776
Other long-term liabilities	5,277	11,138
Total liabilities	219,751	247,760
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 44,494,051 and 28,392,149 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	529,831	483,456
Accumulated deficit	(437,570)	(427,945)
Total shareholders’ equity	92,265	55,514
Total liabilities and shareholders' equity	$312,016	$303,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$24,831	$20,165	$51,238	$29,417
Commercialization agreement, net	—	—	—	11,258
Royalties and milestones	542	452	975	859
Total revenues	25,373	20,617	52,213	41,534
Costs and expenses:
Cost of sales	3,921	5,238	7,886	6,637
Research and development expenses	—	1,626	—	2,667
Selling, general and administrative expenses	26,235	28,131	33,966	55,445
Amortization of intangible assets	7,218	4,855	13,764	12,650
Restructuring charges	—	6,519	1,089	6,519
Total costs and expenses	37,374	46,369	56,705	83,918
Loss from operations	(12,001)	(25,752)	(4,492)	(42,384)
Other (expense) income :
Interest expense	(2,605)	(1,604)	(5,288)	(10,278)
Other gain (loss), net	137	(499)	403	(3,824)
(Loss) Gain on sale of Gralise	—	(850)	—	126,655
Loss on extinguishment of convertible notes	—	(16,272)	—	(47,880)
Gain (Loss) on sale of NUCYNTA	—	1,006	—	(14,749)
Loss on debt extinguishment	—	—	—	(8,233)
Total other (expense) income	(2,468)	(18,219)	(4,885)	41,691
Net loss before income taxes	(14,469)	(43,971)	(9,377)	(693)
Income tax benefit (expense)	300	9,472	(248)	7,424
Net (loss) income and Comprehensive (loss) income	$(14,169)	$(34,499)	$(9,625)	$6,731

Basic net (loss) income per share	$(0.32)	$(1.40)	$(0.23)	$0.30
Diluted net (loss) income per share	$(0.32)	$(1.40)	$(0.23)	$0.30
Shares used in computing basic net (loss) income per share	44,706	24,640	41,321	22,459
Shares used in computing diluted net (loss) income per share	44,706	24,640	41,321	22,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital*	Accumulated Earnings (Deficit)	Shareholders’ Equity
	Shares*	Amount*
Balances at December 31, 2020	28,392	$3	$483,456	$(427,945)	$55,514
Issuance of common stock upon exercise of options	73	—	—	—	—
Issuance of common stock in connection with stock offerings	14,400	1	44,860	—	44,861
Issuance of common stock in conjunction with vesting of restricted stock units	211	—	—	—	—
Issuance of common stock in conjunction with vesting of performance stock units	13	—	—	—	—
Issuance of common stock upon exercise of warrant	347	—	—	—	—
Stock-based compensation	—	—	772	—	772
Shares withheld for payment of employee's withholding tax liability	—	—	(388)	—	(388)
Net income and comprehensive income	—	—	—	4,544	4,544
Balances at March 31, 2021	43,436	$4	$528,700	$(423,401)	$105,303
Issuance of common stock upon exercise of options	—	—	193	—	193
Issuance of common stock under employee stock purchase plan	4	—	—	—	—
Issuance of common stock in conjunction with vesting of restricted stock units	227	—	—	—	—
Issuance of common stock upon exercise of warrant	845	—	—	—	—
Stock split fractional shares settlement	(18)	—		—	—
Stock-based compensation	—	—	957	—	957
Shares withheld for payment of employee's withholding tax liability	—	—	(19)	—	(19)
Net loss and comprehensive loss	—	—	—	(14,169)	(14,169)
Balances at June 30, 2021	44,494	$4	$529,831	$(437,570)	$92,265

Balances at December 31, 2019	20,222	$2	$457,757	$(399,801)	$57,958
Issuance of common stock in conjunction with vesting of restricted stock units	109	—	—	—	—
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(16,814)	—	(16,814)
Stock-based compensation	—	—	1,934	—	1,934
Shares withheld for payment of employee's withholding tax liability	—	—	(271)	—	(271)
Net income and comprehensive income	—	—	—	41,230	41,230
Balances at March 31, 2020	20,331	$2	$442,606	$(358,571)	$84,037
Issuance of common stock under employee stock purchase plan	19	—	49	—	49
Issuance of common stock in conjunction with vesting of restricted stock units	54	—	—	—	—
Issuance of common stock in connection with the Zyla Merger	6,370	1	22,930	—	22,931
Issuance of warrants and stock options in conjunction with the Zyla Merger	—	—	11,626	—	11,626
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(2,718)	—	(2,718)
Stock-based compensation	—	—	3,593	—	3,593
Shares withheld for payment of employee's withholding tax liability	—	—	(41)	—	(41)
Net loss and comprehensive loss	—	—	—	(34,499)	(34,499)
Balances at June 30, 2020	26,774	$3	$478,045	$(393,070)	$84,978

(*) Adjusted to reflect the 1-for-4 reverse stock split effected on May 18, 2021.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net (loss) income	$(9,625)	$6,731
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of Gralise	—	(126,655)
Loss on sale of NUCYNTA	—	14,749
Loss on extinguishment of Convertible Notes	—	47,880
Loss on prepayment of Senior Notes	—	8,233
Depreciation and amortization	14,286	13,319
Amortization of debt discount, debt issuance costs and royalty rights	118	5,511
Recurring fair value measurement of assets and liabilities	1,602	3,629
Stock-based compensation	1,729	5,527
Provision for inventory and other assets	140	1,808
Other	—	(9)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,118)	29,414
Inventories	4,955	512
Prepaid and other assets	6,640	4,810
Accounts payable and other accrued liabilities	(3,933)	(13,337)
Accrued rebates, returns and discounts	(18,006)	(39,757)
Interest payable	(50)	(7,524)
Net cash used in operating activities	(3,262)	(45,159)
Investing Activities
Purchases of property and equipment	—	(9)
Cash acquired in Zyla Merger	—	7,585
Proceeds from sale of NUCYNTA	—	368,965
Proceeds from sale of Gralise	—	130,261
Proceeds from sale of investments	—	6,000
Net cash provided by investing activities	—	512,802
Financing Activities
Payments in connection with convertible notes extinguishment	—	(264,731)
Payment in connection with Series A-1 and A-2 debt	(4,750)	—
Payment of contingent consideration	(2,495)	—
Payments in connection with Senior Notes settlement	—	(171,775)
Payments on Revolver	—	(10,000)
Payments on Promissory Note	—	(3,000)
Payment of Royalty Rights	(498)	—
Proceeds from issuance of common stock	44,861	—
Proceeds from exercise of stock options	193	—
Shares withheld for payment of employee's withholding tax liability	(407)	(841)
Net cash provided by (used in) financing activities	36,904	(450,347)
Net increase in cash and cash equivalents	33,642	17,296
Cash and cash equivalents at beginning of year	20,786	42,107
Cash and cash equivalents at end of period	$54,428	$59,403

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$—	$396
Cash paid for interest	$5,216	$11,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The unaudited condensed consolidated financial statements of Assertio Holdings, Inc. (the Company or Assertio) and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. Certain amounts in prior periods have been reclassified to conform with current period presentation. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021 or future operating periods.

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

Stock Split

On May 18, 2021, the Company effected a 1-for-4 reverse stock split of its issued and outstanding common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All common stock share and per-share data included in these financial statements have been retrospectively adjusted to reflect the effect of the reverse stock split for all periods presented.

Impact of COVID-19 on our Business

    Following the outbreak of COVID-19 during early 2020, the Company’s priority was and remains the health and safety of its employees, their families, and the patients it serves. As a result, in March 2020, the Company initiated remote working arrangements and maintained flexible work arrangements for individuals, which continued through the remainder of 2020 and into 2021. In addition to the health and safety of its employees, the Company is focused on ensuring that it continues making its products accessible to the patients who need them. Because COVID-19 impacted the Company’s ability to see in-person providers who prescribe its products, the Company adapted its approach during 2020 and increased its virtual visits. Additionally, due to the limitations on elective surgeries and changes in patient behavior since the outbreak of COVID-19, the Company has experienced a decline and subsequent volatility in prescriptions associated with those elective procedures. The extent to which the Company’s operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, actions by government authorities to contain the outbreak or treat its impact, the emergence of new COVID-19 variants and the related potential for new surges in infections, and the distribution, public acceptance and efficacy of COVID-19 vaccines including for emerging variants.

NOTE 2. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the three and six months ended June 30, 2021 and 2020 (in thousands):

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales, net:
INDOCIN products (1)	$13,075	$5,434	$27,673	$5,434
CAMBIA	6,128	7,780	12,590	14,054
Zipsor	2,581	3,535	4,803	5,866
SPRIX (1)	2,942	1,602	4,639	1,602
Other	105	1,814	1,533	2,461
Total product sales, net	24,831	20,165	51,238	29,417
Commercialization agreement revenue, net	—	—	—	11,258
Royalties and milestone revenue	542	452	975	859
Total revenues	$25,373	$20,617	$52,213	$41,534
(1)Products acquired in connection with the May 20, 2020 Zyla Merger.
Product Sales, net:

For the three and six months ended June 30, 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. The Company began shipping and recognizing product sales for INDOCIN Products and SPRIX upon the Zyla Merger on May 20, 2020.
Other product sales includes product sales adjustments for previously divested products, including Gralise, which was divested in January 2020; and product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020.
The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers. The Company recorded contract liabilities of $0.3 million in the three months ended June 30, 2021 which are included in Other Current Liabilities on the Condensed Consolidated Balance Sheet.

Pro Forma Information

Supplemental unaudited proforma information is based upon accounting estimates and judgments that the Company believes are reasonable. This supplemental unaudited pro forma financial information has been prepared for comparative purposes only, and is not necessarily indicative of what actual results would have occurred, or of results that may occur in the future. The pro forma consolidated product sales, net for the three and six months ended June 30, 2020, as if the acquisition of Zyla had occurred on January 1, 2020, was $28.2 million and $56.5 million, respectively.

Commercialization Agreement Revenue, net

The Company ceased recognizing commercialization revenue and related costs for NUCYNTA effective with the closing of the transaction to sell its rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. In connection with the sale, the Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the purchase agreement. During the six months ended June 30, 2020, the Company recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue of $13.1 million offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement.

Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. Nuvo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively.

Table of Content

NOTE 3. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Receivables related to product sales, net	$45,368	$40,784
Receivables from Collegium	—	3,566
Other	100	—
Total accounts receivable, net	$45,468	$44,350

As of June 30, 2021 and December 31, 2020, allowances for cash discounts for prompt payment were $0.9 million and $1.3 million, respectively.

NOTE 4.  INVENTORIES, NET

The following table reflects the components of inventory, net as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$884	$1,136
Work-in-process	252	1,340
Finished goods	5,481	9,236
Total	$6,617	$11,712

As of June 30, 2021 and December 31, 2020, inventory reserves were $2.5 million and $2.3 million, respectively.

NOTE 5. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Furniture and office equipment	$2,680	$2,680
Laboratory equipment	20	20
Leasehold improvements	10,523	10,523
	13,223	13,223
Less: Accumulated depreciation and amortization	(11,308)	(10,786)
Property and equipment, net	$1,915	$2,437

Depreciation expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2020, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income.

Table of Content
NOTE 6.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	June 30, 2021				December 31, 2020
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Products rights:
INDOCIN	10.9	$154,100	$(14,233)	$139,867	$154,100	$(7,812)	$146,288
SPRIX	5.9	39,000	(6,175)	32,825	39,000	(3,389)	35,611
CAMBIA	1.5	51,360	(39,435)	11,925	51,360	(36,163)	15,197
Zipsor	Less than 1 year	27,250	(25,550)	1,700	27,250	(24,381)	2,869
Oxaydo	—	300	(300)	—	300	(183)	117
Total Intangible Assets		$272,010	$(85,692)	$186,318	$272,010	$(71,928)	$200,082

Amortization expense was $7.2 million and $13.8 million for the three and six months ended June 30, 2021, respectively, and $4.9 million and $12.7 million for the three and six months ended June 30, 2020, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021 (remainder)	$14,351
2022	26,895
2023	18,412
2024	18,413
2025	18,413
Thereafter	89,834
Total	$186,318

NOTE 7.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Investment, net	$1,579	$1,579
Operating lease right-of-use assets	1,054	1,955
Deposits	952	1,936
Other	850	1,031
Total other long-term assets	$4,435	$6,501

Investment consists of the Company’s $3.5 million investment in a company engaged in medical research. This investment is structured as a long-term loan receivable with a convertible feature and is valued at amortized cost. As a result of the Company’s adoption of ASU 2016-13 Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company estimated an expected credit loss of approximately $1.9 million on its investment, which was recognized in Other (expense) income in the Company’s Condensed Consolidated Statement of Comprehensive Income in the first quarter of 2020. To calculate the expected credit loss allowance, the Company utilized a probability-of-default method (PDM). This process estimates the probability of the loan being successfully paid back

Table of Content
or converted into equity based on the ability of the investee to obtain FDA acceptance of its research. The Company’s expected credit losses can vary from period to period based on several factors, such as progress of the medical research and FDA submission, and overall economic environment and the ability of the investee to fund its operations. As of June 30, 2021, the Company continues to assess an estimated $1.9 million expected credit loss on its investment based on evaluation of probability of default that exist.

NOTE 8.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$2,122	$5,498
Accrued restructuring costs	2,197	8,744
Other accrued liabilities	18,548	12,829
Total accrued liabilities	$22,867	$27,071

NOTE 9.  DEBT

The following table reflects the Company’s debt as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
13% Senior Secured Notes due 2024	$75,500	$80,250
Royalty rights obligation	3,138	3,533
2.50% Convertible Notes due 2021	335	335
Total principal amount	78,973	84,118

Unamortized debt discounts	—	(16)
Carrying value	78,973	84,102
Less: current portion of long-term debt	(12,222)	(11,942)
Net, long-term debt	$66,751	$72,160

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

Table of Content
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

Pursuant to the Supplemental Indenture, Assertio and its restricted subsidiaries must also comply with certain covenants, including limitations on the issuance of debt; the issuance of preferred and/or disqualified stock; the payment of dividends and other restricted payments; the prepayment, redemption or repurchase of subordinated debt; mergers, amalgamations or consolidations; engaging in certain transactions with affiliates; and the making of investments. In addition, the Issuer must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the Secured Notes divided by 9.5 and (2) $7.5 million. The Company was in compliance with its covenants with respect to the Secured Notes as of June 30, 2021.

The Company had Senior Secured Notes obligations of $75.5 million as of June 30, 2021, with $9.5 million classified as current and $66.0 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets.

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

The Company has Royalty Rights obligations of $3.1 million as of June 30, 2021, with $2.4 million classified as current and $0.7 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets.

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

On February 19, 2020, the Company entered into purchase agreements with a limited number of holders of the Company’s outstanding 2021 Notes to repurchase $102.5 million aggregate principal amount of 2021 Notes. On April 8, 2020, the Company completed its public tender offers to purchase the $42.1 million in aggregate principal amount outstanding 2021 Notes. As of December 31, 2020 and June 30, 2021, only $0.3 million in aggregate principal amount of the 2021 Notes were outstanding and were classified as part of current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheets.

On or after March 1, 2021 to the close of business on the second scheduled trading day immediately preceding the maturity date, the holders of the 2021 Convertible Notes may convert all or any portion of their notes, in multiples of 1,000 principal amount, at the option of the holder. The initial conversion rate of 12.9963 shares of common stock per 1,000 principal amount of Convertible Notes is equivalent to a conversion price of approximately $76.96 per share of common stock. Upon conversion, the Company will pay or deliver, as appropriate, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the conversion obligation is satisfied solely in

Table of Content
cash or through payment and delivery of a combination of cash and shares, the amount of cash and shares, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period. As of June 30, 2021, none of the remaining 2021 Notes had been converted.

5.00% Convertible Senior Notes Due 2024

On August 13, 2019, the Company issued $120.0 million aggregate principal of Convertible Senior Notes Due
2024 (the 2024 Notes). On February 19, 2020, the Company entered into purchase agreements with a limited number of holders of the Company’s outstanding 2024 Notes to repurchase $85.5 million aggregate principal amount of 2024 Notes. On April 8, 2020, the Company completed its public tender offers to purchase the remaining $34.5 million in aggregate principal amount outstanding 2024 Notes. As of December 31, 2020 there were no outstanding aggregate principal amount of the 2024 Notes.

Senior Secured Notes

On April 2, 2015, the Company issued $575 million aggregate principal amount of senior secured notes pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement). On February 13, 2020, the Company repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement.

Interest Expense

Debt discount and royalty rights are amortized as interest expense using the effective interest method. The following table reflects debt related interest included in the Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stated coupon interest	$2,557	$1,476	$5,170	$4,778
Amortization of debt discount, and royalty rights	48	125	118	5,511
Total interest expense	$2,605	$1,601	$5,288	$10,289

NOTE 10.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase program (ESPP).

The following table reflects stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months June 30, 2021 and 2020 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$—	$18	$—	$41
Research and development expense	—	80	—	243
Selling, general and administrative expense	957	2,496	1,729	4,244
Restructuring charges	—	999	—	999
Total	$957	$3,593	$1,729	5,527

During the six months ended June 30, 2021 the Company granted 1.7 million RSUs at an average fair market value of $3.54 per share.

NOTE 11.  LEASES

As of June 30, 2021, the Company has non-cancelable operating leases for its offices and certain office equipment. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice

Table of Content
is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease which is on December 31, 2023. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania. The Wayne, Pennsylvania office lease terminates in 2022 and will not be renewed. The Company relocated its corporate headquarters from Newark, California to Lake Forest, Illinois in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain (loss) in the Condensed Consolidated Statements of Comprehensive Income.

The following table reflects lease expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2021	2020	2021	2020
Operating lease cost	Selling, general and administrative expenses	$91	$216	$202	$373
Operating lease cost	Other gain (loss), net	148	147	295	295
Total lease cost		$239	$363	$497	$668

Sublease Income	Other gain (loss), net	$347	$346	$693	$693
The following table reflects supplemental cash flow information related to leases for the three and six ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	697	606	1,462	1,224
The following table reflects supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020 (in thousands):

	Financial Statement Classification	June 30, 2021	December 31, 2020
Liabilities
Current operating lease liabilities	Other current liabilities	$2,340	$2,683
Noncurrent operating lease liabilities	Other long-term liabilities	1,290	2,815
Total lease liabilities		$3,630	$5,498

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

Cosette Pharmaceuticals Supply Agreement
Pursuant to the Zyla Merger, the Company assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with Cosette Pharmaceuticals, Inc. (formerly G&W Laboratories, Inc.) (the “Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Zyla for commercial distribution in the United States. On July 9, 2021, the Company and Cosette entered into Amendment No. 3 to the Supply Agreement, to among other things, extend the expiration date of the Supply Agreement from July 31, 2023 to July 9, 2028. The Company is obligated to purchase all of its requirements for INDOCIN Suppositories from Cosette Pharmaceuticals, Inc., and is required to meet minimum purchase

Table of Content
requirements each calendar year during the extended term of the agreement. Total commitments to Cosette are approximately $6.3 million annually through the end of the contract term.

Legal Matters
General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with our involvement in legal proceedings are expensed as incurred. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of counsel, the Company recognized a loss contingency provision of $11.3 million in the three and six months ended June 30, 2021. Amounts accrued for legal contingencies are based on management’s best estimate of a loss and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20- 25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Legal expenses are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income and the related accruals are recorded in Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets.

Other than matters that we have disclosed below, the Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. The Company may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth below, the Company is not currently involved in any matters that the Company believes may have a material adverse effect on its business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

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

Table of Content

In the federal litigation, fact and expert discovery have now closed, and the court heard summary judgment arguments on April 22, 2021. On May 6, 2021, the court denied all motions for summary judgment. The federal court granted class certification in the direct purchaser action on August 15, 2020. In the event that the federal case proceeds to trial, that trial is expected to occur on or about October 2021. With respect to the newly-filed Humana case in California state court, the Company and other defendants filed a motion to dismiss all claims in the action on April 16, 2021. The Company intends to defend itself vigorously in these matters. A liability for this matter has been recorded in the financial statements.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019, and the District Court granted that motion with prejudice on March 11, 2020. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties completed their briefing of the appeal on December 14, 2020. On March 1, 2021, the court granted the parties’ joint motion to stay the appeal pending settlement discussions. On July 30, 2021, the Company reached an agreement to settle the matter subject to District Court approval. The parties are in the process of seeking preliminary District Court approval.

In addition, five shareholder derivative actions were filed on behalf of the Company against its officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the purported federal securities class action described above. The first derivative action was filed in the Superior Court of California, Alameda County on September 29, 2017 (Singh v. Higgins et al., RG17877280). The second and third actions were filed in the Northern District of California on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-6546-JST) and November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-6592- JST). The fourth action was filed in the District of Delaware on December 21, 2018 (Lutz v. Higgins et al, No. 18-2044-CFC). The fifth derivative action was filed in the Superior Court of California, Alameda County on January 28, 2019 (Youse v. Higgins et al, No. HG19004409). On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the action. On July 12, 2019, the Singh and Youse actions were consolidated. All of the derivative actions were stayed pending the resolution of the class action, and the stays have been extended pending the resolution of the appeal. On July 30, 2021, the Company reached an agreement to settle these matters subject to court approval. The parties are in the process of seeking preliminary court approval. A liability for these matters and the securities law class action described in the preceding paragraph has been recorded in the financial statements.

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

Table of Content
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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court, as well as one additional federal lawsuit in the Eastern District of Kentucky. Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the pending federal cases involving the Company include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. The Company intends to defend itself vigorously in these matters.

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Missouri, Nevada, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which Assertio Therapeutics may be named. In the pending cases involving Assertio Therapeutics, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. The state lawsuits in which Assertio Therapeutics has been served are generally each at an early stage of proceedings. The Company intends to defend itself vigorously in these matters.

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

During the first quarter of 2021, the Company received $5.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

On July 16, 2021, the Company filed a complaint for declaratory relief against one of its excess products liability insurers, Lloyd’s of London Newline Syndicate 1218 and related entities (Newline), in the Superior Court of the State of California for the County of Alameda. The Company is seeking a declaratory judgment that Newline has a duty to defend the Company or, alternatively, to reimburse the Company’s attorneys’ fees and other defense costs for opioid litigation claims noticed by the Company.

CAMBIA® ANDA Litigation

On July 16, 2020, the Company and APR Applied Pharma Research SA (APR), received notice from Patrin Pharma Inc. (Patrin) advising that Patrin had filed an Abbreviated New Drug Application (ANDA) seeking to market a generic version of CAMBIA® 50 mg prior to the expiration of U.S. patents in June 2026 as listed in the FDA “Orange Book” for CAMBIA (Orange Book Patents). The Orange Book Patents are licensed to the Company by APR. On August 27, 2020, the Company and APR filed a lawsuit against Patrin in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking an injunction to prevent approval of the Patrin ANDA. The lawsuit alleges that Patrin has infringed the Orange Book Patents by filing an ANDA with a Paragraph IV Certification seeking approval from the FDA to market a generic version of CAMBIA prior to the expiration of the patents. The commencement of the patent infringement suit stays or bars the FDA from approving Patrin’s ANDA for 30 months or until an earlier district court decision that each of the patents is invalid or not infringed. On September 18, 2020, Patrin filed its answer including affirmative defenses and counterclaims. On October 9, 2020, the Company and APR filed an answer to Patrin’s counterclaims. On January 21, 2021, the court stayed all case deadlines pending settlement discussions between the parties. On March 8, 2021, the Company entered into a confidential settlement agreement with Patrin. On March 10, 2021, the Court granted the parties’ agreed motion for entry of Judgment and Order of Permanent Injunction. This settlement concludes all ongoing ANDA litigation.

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

    The following table reflects total expenses related to restructuring activities recognized within the Condensed

Table of Content
Consolidated Statement of Comprehensive Income as restructuring costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee compensation costs	$—	$5,435	$876	$5,435
Equity compensation costs	—	999	—	999
Other exit costs	—	85	213	85
Total restructuring costs	$—	$6,519	$1,089	$6,519

The following table reflects cash activity relating to the Company’s accrued restructuring cost as of June 30, 2021 (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance as of December 31, 2020	$8,744	$—	$8,744
Restructuring charges	876	213	1,089
Cash paid	(5,879)	(213)	(6,092)
Balance as of March 31, 2021	$3,741	$—	$3,741
Cash paid	(1,544)	—	(1,544)
Balance as of June 30, 2021	$2,197	$—	$2,197

NOTE 14.  NET INCOME (LOSS) PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Upon consummation of the Zyla Merger in May 2020, the Company inherited outstanding Zyla warrants to purchase Zyla common stock, which were converted into the right to purchase shares of Assertio’s common stock. As these warrants are exercisable at any time at an exercise price of $0.0016 per share, they represent contingently issuable shares and therefore are included in the number of outstanding shares used for the computation of basic income per share. There were 392,095 unexercised shares of common stock issuable upon the exercise of warrants as of June 30, 2021.

Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options, awards, and equivalents and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive.

The following table reflects the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020 (in thousands, except for per share amounts):

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share
Net (loss) income	$(14,169)	$(34,499)	$(9,625)	$6,731
Weighted average common shares and warrants outstanding	44,706	24,640	41,321	22,459
Basic net (loss) income per share	$(0.32)	$(1.40)	$(0.23)	$0.30

Diluted net income (loss) per share
Net (loss) income	$(14,169)	$(34,499)	$(9,625)	$6,731
Weighted average common shares and share equivalents outstanding	44,706	24,640	41,321	22,459
Add: effect of dilutive stock options, awards, and equivalents	—	—	—	100
Diluted net (loss) income per share	$(0.32)	$(1.40)	$(0.23)	$0.30

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share, because to do so would be anti-dilutive, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2.5% Convertible Notes debt 2021	4	59	4	671
5.0% Convertible Notes debt 2024	—	276	—	3,435
Stock options, awards and equivalents	2,924	2,625	2,899	1,957
Total potentially dilutive common shares	2,928	2,960	2,903	6,063

NOTE 15.  FAIR VALUE

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$6,850	$6,850
Long-term contingent consideration	Contingent consideration	—	—	30,809	30,809
Total		$—	$—	$37,659	$37,659

December 31, 2020	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$77	$—	$—	$77
Total		$77	$—	$—	$77
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$6,776	$6,776
Long-term contingent consideration	Contingent consideration	—	—	31,776	31,776
Total		$—	$—	$38,552	$38,552

Table of Content
Cash equivalents consisted of money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.

Pursuant to the May 2020 Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to Iroko based upon annual INDOCIN Product net sales over $20.0 million. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of June 30, 2021, INDOCIN Product contingent consideration was $37.5 million with $6.9 million classified as short-term and $30.6 million classified as long-term contingent consideration, respectively, in the Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2021 the Company recognized a charge of $2.2 million and $1.6 million, respectively, for the change in fair value of contingent consideration, which was recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of June 30, 2021 included revenue volatility of 40.0%, discount rate of 7.0%, credit spread of 5.2% and updated projections of future INDOCIN Product revenues.

Contingent consideration related to CAMBIA was $0.2 million as of June 30, 2021 and 2020.

The carrying value of the Company’s debt for the period ended June 30, 2021 approximates its fair value. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2021.

NOTE 16.  INCOME TAXES

As of June 30, 2021, the Company’s net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the weight of available evidence, the Company recorded a full valuation allowance against its net deferred tax assets beginning in the fourth quarter of 2016 and continues to provide a full valuation allowance against the its net deferred tax assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the six months ended June 30, 2021, the Company recorded an income taxes expense of approximately $0.2 million. The difference between the income tax expense of $0.2 million and the tax at the statutory rate of 21.0% to date on current year operations is principally due to the partial release of valuation allowance related to the current year movement in deferred tax assets.

    The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 2007 through 2020 and the applicable statutes of limitation have not expired with respect to those returns. Because of NOLs and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. The Company previously exhausted all the federal research and development credit in the 2018 tax return, but the NOL carryback from CARES Act will result in making R&D credits utilized in 2018 available for future use, the percentage of unrecognized tax benefit against the R&D credit remains reserved, and the rest will be offset by valuation allowance. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At June 30, 2021 the Company did not have significant accrued interest and penalties associated with unrecognized tax benefits.

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

•our common stock maintaining compliance with Nasdaq’s minimum closing bid requirement of at least $1.00 per share;

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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

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
Impact of COVID-19 on our Business
    Following the outbreak of COVID-19 during early 2020, our priority was and remains the health and safety of our employees, their families, and the patients we serve. As a result, in March 2020, we initiated remote working arrangements and maintained flexible work arrangements for individuals, which continued through the remainder of 2020 and into 2021. In addition to the health and safety of our employees, we are focused on ensuring that we continue making our products accessible to the patients who need them. Because COVID-19 impacted our ability to see in-person providers who prescribe our products, we adapted our approach during 2020 and increased our virtual visits. Additionally, due to the limitations on elective surgeries and changes in patient behavior since the outbreak of COVID-19, we have experienced a decline and subsequent volatility in prescriptions associated with those elective procedures.

We implemented a restructuring plan in December 2020 which, we believe, allows our business to continue to provide our differentiated products to patients and better positions ourselves for future success. We believe that we are prepared with sufficient product inventory, technology to facilitate virtual and/or digital communications, and operations prepared to adapt our work environment as needed. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, actions by government authorities to contain the outbreak or treat its impact, the emergence of new COVID-19 variants and the related potential for new surges in infections, and the distribution, public acceptance and efficacy of COVID-19 vaccines including for emerging variations.

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

Table of Content
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

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales, net:
INDOCIN products (1)	$13,075	$5,434	$27,673	$5,434
CAMBIA	6,128	7,780	12,590	14,054
Zipsor	2,581	3,535	4,803	5,866
SPRIX (1)	2,942	1,602	4,639	1,602
Other	105	1,814	1,533	2,461
Total product sales, net	24,831	20,165	51,238	29,417
Commercialization agreement revenue, net	—	—	—	11,258
Royalties and milestone revenue	542	452	975	859
Total revenues	$25,373	$20,617	$52,213	$41,534
(1)Products acquired in connection with May 20, 2020 Zyla Merger.
Product Sales, net
For the three and six months ended June 30, 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. We began shipping and recognizing product sales for INDOCIN Products and SPRIX upon the Zyla Merger on May 20, 2020.
CAMBIA net product sales for the three and six months ended June 30, 2021 decreased $1.7 million from $7.8 million to $6.1 million and $1.5 million from $14.1 million to $12.6 million, respectively, primarily due to lower volume partially offset by favorable payor mix.
Zipsor net product sales for the three and six months ended June 30, 2021 decreased $1.0 million from $3.5 million to $2.6 million and $1.1 million from $5.9 million to $4.8 million, respectively, primarily due to lower volume partially offset by favorable payor mix.
Other product sales includes product sales adjustments for previously divested products, including Gralise, which was divested in January 2020; and product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020. Product sales for our non-promoted products were $0.5 million and $1.6 million, respectively, for the three and six months ended June 30, 2021. In September 2020, we terminated our iCeutica License and as a result will no longer manufacture products using SOLUMATRIX technology. Product sales adjustments for previously divested products include adjustments to recorded sales reserve estimates.

Commercialization Agreement Revenue, net

We ceased recognizing commercialization revenue and related costs for NUCYNTA effective the closing of the transaction to divest its rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. During the six months ended June 30, 2020, we recognized net revenue from the Commercialization Agreement of $11.3 million. This

Table of Content
included variable royalty revenue of $13.1 million partially offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement.

Royalties & Milestones

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Nuvo Pharmaceuticals, Inc.) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the three and six months ended June 30, 2021, the Company recognized $0.5 million and $1.0 million of revenue related to CAMBIA in Canada, respectively. During the three and six ended June 30, 2020, the Company recognized $0.5 million and $0.9 million of revenue related to CAMBIA in Canada, respectively.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales decreased $1.3 million from $5.2 million to $3.9 million during the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to higher Zyla Merger related inventory step-up expense in the second quarter of 2020 not repeating in the current period partially offset by lower cost of sales for Zyla products in the second quarter 2020 based on timing of Zyla Merger on May 20, 2020.

Cost of sales increased $1.2 million from $6.6 million to $7.9 million during the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to higher cost of sales for Zyla products in the current period based on timing of Zyla Merger on May 20, 2020, partially offset by lower cost of sales as a result of the Gralise divestiture in the first quarter of 2020 and lower Zyla Merger related inventory step-up expense in current period.

The three and six months ended June 30, 2021 cost of sales included $0.3 million and $0.6 million, respectively, of amortization of inventory step-up related to Zyla acquired inventories sold. The three and six months ended June 30, 2020 cost of sales included $2.4 million and $2.4 million, respectively, of amortization of inventory step-up related to Zyla acquired inventories sold.

Research and Development Expenses

Research and development expense decreased $1.6 million from $1.6 million to zero for the three months ended June 30, 2021 and decreased $2.7 million from $2.7 million to zero for the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to the completion of all material research and development activities in 2020. As a result of the December 2020 restructuring plan, we do not expect to incur significant research and development costs in 2021.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $1.9 million from $28.1 million to $26.2 million for the three months ended June 30, 2021 primarily due to lower employee costs in 2021 as a result of prior restructuring plans partially offset by additional expense for loss contingency provision recognized in the current period.

Selling, general, and administrative expenses decreased $21.5 million from $55.4 million to $34.0 million for the six months ended June 30, 2021, as compared to the same period in 2020 primarily due to one-time transaction costs in 2020 not repeating, lower employee costs in 2021 as a result of prior restructuring plans, receipt of insurance reimbursement in the first quarter of 2021 for previous opioid-related expenses, partially offset by additional expense for loss contingency provision recognized in the second quarter of 2021.

Intangible Assets

The following table reflects amortization of intangible assets for the three and six months ended June 30, 2021 and 2020 (in thousands):

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of intangible assets - INDOCIN	$3,210	$1,941	$6,420	$1,941
Amortization of intangible assets - SPRIX	1,393	948	2,786	948
Amortization of intangible assets - CAMBIA	1,988	1,284	3,272	2,568
Amortization of intangible assets - Zipsor	584	585	1,168	1,169
Amortization of intangible assets - Oxaydo	43	97	118	97
Amortization of intangible assets - NUCYNTA	—	—	—	5,927
Total	$7,218	$4,855	$13,764	$12,650

Amortization expense during the three months ended June 30, 2021 increased $2.4 million from $4.9 million to $7.2 million as compared to the same period in 2020 primarily due to the timing of Zyla Merger in May 2020, where we acquired product rights for INDOCIN Products, SPRIX, and OXAYDO which are being amortized on a straight-line basis over their respective estimated useful lives.

Amortization expense during the six months ended June 30, 2021 increased $1.1 million from $12.7 million to $13.8 million as compared to the same period in 2020 primarily due to the timing of Zyla Merger in May 2020 partially offset by the February 2020 divestiture of our rights, title and interest to the NUCYNTA franchise of products to Collegium. As a result, we derecognized the remaining carrying value of the NUCYNTA product rights and ceased recognizing related amortization.

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

For the three and six months ended June 30, 2021 restructuring charges and one-time termination costs incurred were zero and $1.1 million, respectively. The restructuring charges cost and one-time termination costs incurred for the three and six months ended June 30, 2020 were $6.5 million and $6.5 million, respectively.

Other (Expense) Income

The following table reflects other (expense) income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Loss) Gain on sale of Gralise	$—	$(850)	$—	$126,655
Loss on extinguishment of convertible notes	—	(16,272)	—	(47,880)
Gain (Loss) on sale of NUCYNTA	—	1,006	—	(14,749)
Change in fair value of Collegium warrants	—	(484)	—	(3,629)
Interest expense	(2,605)	(1,604)	(5,288)	(10,278)
Loss on prepayment of Senior Notes	—	—	—	(8,233)
Other gain (loss)	137	(15)	403	(195)
Total other (expense) income	$(2,468)	$(18,219)	$(4,885)	$41,691

Table of Content

Other (expense) income changed by $15.8 million from other expense of $18.2 million to $2.5 million for the three months ended June 30, 2021 and changed $46.6 million from other income of $41.7 million to other expense of $4.9 million for the six months ended June 30, 2021, respectively, as compared to the same period in 2020 primarily due to the prior year (loss) gain on the sale of Gralise, gain (loss) on sale of NUCYNTA, loss on debt extinguishment and change in fair value of Collegium warrants not repeating. Sublease income offset by sublease expense is recorded in Other gain (loss) within the above table.

The following table reflects interest expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest payable on 13% Senior Secured Notes due 2024	$2,557	$1,407	$—	$1,407
Interest payable on Senior Notes	—	—	5,164	1,648
Interest payable on Convertible Notes	—	69	6	1,723
Amortization of debt discounts, and royalty rights	48	125	118	5,511
Other	—	3	—	(11)
Total interest expense	$2,605	$1,604	$5,288	$10,278

For the three and six months ended June 30, 2021, total interest expense increased $1.0 million, and decreased $5.0 million, respectively, primarily due the settlement of the remaining principal of our Senior Notes and the repurchase of a portion of our 2021 and 2014 Notes in the second quarter of 2020 partially offset by interest expense associated with 13% Senior Secured Notes assumed from the Zyla Merger in May 2020.

Income Tax Provision

For the three and six months ended June 30, 2021, we recorded an income tax benefit of approximately $0.3 million and income tax expense of approximately $0.2 million, respectively, which represents an effective tax rate of 2.1% and (2.6)%, respectively. The difference between the income tax benefit of $0.3 million and income tax expenses of $0.2 million for the three and six months ended June 30, 2021, respectively, and the tax at the statutory rate of 21.0% to date on current period operations is principally due to the partial release of valuation allowance related to the current year movement in deferred tax assets.

In the three and six months ended June 30, 2020, we recorded an income tax benefit of approximately $9.5 million and $7.4 million, respectively, that represents an effective tax rate of 21.5% and 1071.3%, respectively. The difference between income tax benefit of $9.5 million and income tax benefit of $7.4 million for the three and six months ended June 30, 2020, respectively, and the tax at the statutory rate of 21.0% was principally due to the valuation allowance recorded against the beginning of year deferred tax asset related the NOL carryback to the 2018 and 2019 tax years permitted by the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES

Historically and through June 30, 2021, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

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

Table of Content

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
•potential expenses relating to ongoing litigation matters, including relating to Assertio Therapeutics’ prior opioid product franchise for which we have not accrued any reserves due to an inability to estimate the magnitude and/or probability of such expenses, and former drug Glumetza; and
•effects of the COVID-19 pandemic on our operations.

The inability to raise any additional capital that may be required to fund our future operations or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table reflects summarized cash flow activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(3,262)	$(45,159)
Net cash provided by investing activities	—	512,802
Net cash provided by (used in) financing activities	36,904	(450,347)
Net increase in cash and cash equivalents	$33,642	$17,296

Cash Flows from Operating Activities

Cash used in operating activities was $3.3 million during the six months ended June 30, 2021 compared to $45.2 million in the same period in 2020. The decrease in cash used from operating activities is primarily due to combination of lower net income offset by lower non-cash adjustments and favorable working capital cash flows.

Cash Flows from Investing Activities

There was no cash flow activity from investing activities for the six months ended June 30, 2021. Cash provided from investing activities for the six months ended June 30, 2020 was $512.8 million, which included cash received for the sales of NUCYNTA, Gralise and Collegium warrants as well as cash acquired in Zyla Merger.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $36.9 million, which primarily consisted of proceeds from the registered direct offerings in February 2021 partially offset by payments of our debt as well as contingent consideration. Cash used in financing activities for the six months ended June 30, 2020 was $450.3 million, which was primarily due to the settlement of our Senior Notes and the repurchase of our outstanding 2021 Notes and 2024 Notes.

Off-Balance Sheet Arrangement

There were no off-balance sheet arrangements during the quarter ended June 30, 2021.

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

During the first quarter of 2021, we finalized the process of integrating our acquisition of Zyla’s operations in our internal control environment. There were no other significant changes in our internal controls over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	4,645	$2.53	N/A	N/A
May 1, 2021 - May 31, 2021	7,762	$1.65	N/A	N/A
June 1, 2021 - June 30, 2021	—	—	N/A	N/A
Total	12,407	$1.98

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

Date: August 5, 2021	ASSERTIO HOLDINGS, INC.

/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

/s/ Paul Schwichtenberg
Paul Schwichtenberg
Senior Vice President and Chief Financial Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Accounting Officer