Form 10-Q
period 2021-09-30
Assertio Holdings, Inc.
filed 2021-11-04
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2021 was 44,634,085.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2021

Table of Content

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$58,726	$20,786
Accounts receivable, net	36,145	44,350
Inventories, net	5,481	11,712
Prepaid and other current assets	12,193	17,406
Total current assets	112,545	94,254
Property and equipment, net	1,678	2,437
Intangible assets, net	179,143	200,082
Other long-term assets	5,939	6,501
Total assets	$299,305	$303,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,666	$14,808
Accrued rebates, returns and discounts	43,830	63,114
Accrued liabilities	13,782	27,071
Current portion of long-term debt	12,257	11,942
Contingent consideration, current portion	7,200	6,776
Interest payable	4,193	1,793
Other current liabilities	11,552	7,182
Total current liabilities	100,480	132,686
Long-term debt	66,410	72,160
Contingent consideration	30,759	31,776
Other long-term liabilities	4,796	11,138
Total liabilities	202,445	247,760
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 44,622,498 and 28,392,149 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	530,689	483,456
Accumulated deficit	(433,833)	(427,945)
Total shareholders’ equity	96,860	55,514
Total liabilities and shareholders' equity	$299,305	$303,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$25,997	$33,664	$77,271	$61,974
Commercialization agreement, net	—	—	—	11,258
Royalties and milestones	416	299	1,391	1,158
Other revenue	(941)	602	(976)	1,709
Total revenues	25,472	34,565	77,686	76,099
Costs and expenses:
Cost of sales	3,050	6,462	10,936	13,099
Research and development expenses	—	1,316	—	3,983
Selling, general and administrative expenses	9,313	27,607	43,279	83,052
Amortization of intangible assets	7,175	5,587	20,939	18,237
Restructuring charges	—	268	1,089	6,787
Total costs and expenses	19,538	41,240	76,243	125,158
Income (loss) from operations	5,934	(6,675)	1,443	(49,059)
Other (expense) income :
Interest expense	(2,495)	(3,050)	(7,783)	(13,328)
Other gain (loss), net	344	253	747	(3,571)
Gain on sale of Gralise	—	—	—	126,655
Loss on extinguishment of convertible notes	—	—	—	(47,880)
Loss on sale of NUCYNTA	—	—	—	(14,749)
Loss on debt extinguishment	—	—	—	(8,233)
Total other (expense) income	(2,151)	(2,797)	(7,036)	38,894
Net income (loss) before income taxes	3,783	(9,472)	(5,593)	(10,165)
Income tax (expense) benefit	(46)	(1,050)	(294)	6,374
Net income (loss) and Comprehensive income (loss)	$3,737	$(10,522)	$(5,887)	$(3,791)

Basic net income (loss) per share	$0.08	$(0.35)	$(0.14)	$(0.15)
Diluted net income (loss) per share	$0.08	$(0.35)	$(0.14)	$(0.15)
Shares used in computing basic net income (loss) per share	44,969	29,891	42,550	24,958
Shares used in computing diluted net income (loss) per share	45,055	29,891	42,550	24,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital*	Accumulated Earnings (Deficit)	Shareholders’ Equity
	Shares*	Amount*
Balances at December 31, 2020	28,392	$3	$483,456	$(427,945)	$55,514
Issuance of common stock upon exercise of options	73	—	—	—	—
Issuance of common stock in connection with stock offerings	14,400	1	44,860	—	44,861
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	211	—	(388)	—	(388)
Issuance of common stock in conjunction with vesting of performance stock units	13	—	—	—	—
Issuance of common stock upon exercise of warrant	347	—	—	—	—
Stock-based compensation	—	—	772	—	772
Net income and comprehensive income	—	—	—	4,544	4,544
Balances at March 31, 2021	43,436	$4	$528,700	$(423,401)	$105,303
Issuance of common stock upon exercise of options	—	—	193	—	193
Issuance of common stock under employee stock purchase plan	4	—	—	—	—
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	227	—	(19)	—	(19)
Issuance of common stock upon exercise of warrant	845	—	—	—	—
Stock split fractional shares settlement	(18)	—		—	—
Stock-based compensation	—	—	957	—	957
Net loss and comprehensive loss	—	—	—	(14,169)	(14,169)
Balances at June 30, 2021	44,494	$4	$529,831	$(437,570)	$92,265
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	128	—	(8)	—	(8)
Stock-based compensation	—	—	866	—	866
Net income and comprehensive income	—	—	—	3,737	3,737
Balances at September 30, 2021	44,622	$4	$530,689	$(433,833)	$96,860

(*) Adjusted to reflect the 1-for-4 reverse stock split effected on May 18, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content

	Common Stock		Additional Paid-In Capital*	Accumulated Earnings (Deficit)	Shareholders’ Equity
	Shares*	Amount*
Balances at December 31, 2019	20,222	$2	$457,757	$(399,801)	$57,958
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	109	—	(271)	—	(271)
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(16,814)	—	(16,814)
Stock-based compensation	—	—	1,934	—	1,934
Net income and comprehensive income	—	—	—	41,230	41,230
Balances at March 31, 2020	20,331	$2	$442,606	$(358,571)	$84,037
Issuance of common stock under employee stock purchase plan	19	—	49	—	49
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	54	—	(41)	—	(41)
Issuance of common stock in connection with the Zyla Merger	6,370	1	22,930	—	22,931
Issuance of warrants and stock options in conjunction with the Zyla Merger	—	—	11,626	—	11,626
Reacquisition of equity component of 2021 Notes and 2024 Notes	—	—	(2,718)	—	(2,718)
Stock-based compensation	—	—	3,593	—	3,593
Net loss and comprehensive loss	—	—	—	(34,499)	(34,499)
Balances at June 30, 2020	26,774	$3	$478,045	$(393,070)	$84,978
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	21	—	(17)	—	(17)
Stock-based compensation	—	—	1,511	—	1,511
Net loss and comprehensive loss	—	—	—	(10,522)	(10,522)
Balances at September 30, 2020	26,795	$3	$479,539	$(403,592)	$75,950

(*) Adjusted to reflect the 1-for-4 reverse stock split effected on May 18, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(5,887)	$(3,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of Gralise	—	(126,655)
Loss on sale of NUCYNTA	—	14,749
Loss on extinguishment of Convertible Notes	—	47,880
Loss on prepayment of Senior Notes	—	8,233
Depreciation and amortization	21,698	19,468
Amortization of debt discount, debt issuance costs and royalty rights	159	5,614
Recurring fair value measurement of assets and liabilities	1,902	5,485
Stock-based compensation	2,596	7,038
Provision for inventory and other assets	(86)	2,561
Changes in assets and liabilities, net of acquisition:
Accounts receivable	8,205	24,944
Inventories	6,317	(792)
Prepaid and other assets	5,777	1,837
Accounts payable and other accrued liabilities	(22,405)	(18,447)
Accrued rebates, returns and discounts	(19,284)	(43,265)
Interest payable	2,400	(4,449)
Net cash provided by (used in) operating activities	1,392	(59,590)
Investing Activities
Purchases of property and equipment	—	(10)
Cash acquired in Zyla Merger	—	7,585
Proceeds from sale of NUCYNTA	—	368,965
Proceeds from sale of Gralise	—	130,261
Proceeds from sale of investments	—	6,000
Net cash provided by investing activities	—	512,801
Financing Activities
Payments in connection with convertible notes	(335)	(264,731)
Payment in connection with Series A-1 and A-2 debt	(4,750)	(10,000)
Payment of contingent consideration	(2,495)	(261)
Payments in connection with Senior Notes settlement	—	(171,775)
Payments on Revolver	—	(10,000)
Payments on Promissory Note	—	(3,000)
Payment of Royalty Rights	(510)	—
Proceeds from issuance of common stock	44,861	—
Proceeds from exercise of stock options	193	—
Shares withheld for payment of employee's withholding tax liability	(416)	(814)
Net cash provided by (used in) financing activities	36,548	(460,581)
Net increase (decrease) in cash and cash equivalents	37,940	(7,370)
Cash and cash equivalents at beginning of year	20,786	42,107
Cash and cash equivalents at end of period	$58,726	$34,737

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$—	$865
Cash paid for interest	$5,216	$12,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The unaudited condensed consolidated financial statements of Assertio Holdings, Inc. (the Company or Assertio) and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. Certain amounts in prior periods have been reclassified to conform with current period presentation. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 included in Assertio Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on March 12, 2021 (the 2020 Form 10-K). The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited financial statements at that date, as filed in the Company’s 2020 Form 10-K. The Company’s significant one-time 2020 transactions such as the sale of the NUCYNTA franchise, sale of Gralise, repayment of its debt obligations, and merger with Zyla Life Sciences are discussed in the 2020 Form 10-K.

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

Revenue Reclassification

During the third quarter, the Company made certain reclassifications within Total Revenues related to product sales adjustments for previously divested products. Product sales adjustments for previously divested products were reclassified from Product sales, net to Other revenue on the Condensed Consolidated Statements of Comprehensive Income, which impacted previously reported amounts for the three and nine months ended September 30, 2020. The reclassifications were made so the line item Product sales, net would reflect net sales of the Company’s current commercialized products. Prior period results were recast to conform with these changes, and resulted in a increase to Other revenue and an equal and offsetting decrease to Product sales, net of $0.6 million and $1.7 million for the three and nine months ended September 30, 2020, respectively. Total net revenue as previously reported remains unchanged.

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

Table of Content

NOTE 2. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales, net:
INDOCIN products (1)	$14,541	$13,773	$42,214	$19,207
CAMBIA	5,038	7,449	17,628	21,503
Zipsor	1,999	3,395	6,802	9,261
SPRIX (1)	2,272	5,642	6,911	7,244
Other products	2,147	3,405	3,716	4,759
Total product sales, net	25,997	33,664	77,271	61,974
Commercialization agreement revenue, net	—	—	—	11,258
Royalties and milestone revenue	416	299	1,391	1,158
Other revenue	(941)	602	(976)	1,709
Total revenues	$25,472	$34,565	$77,686	$76,099
(1)Products acquired in connection with the May 20, 2020 Zyla Merger.
Product Sales, net:

For the three and nine months ended September 30, 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. The Company began shipping and recognizing product sales for INDOCIN Products and SPRIX upon the Zyla Merger on May 20, 2020.
Other product net sales includes product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020.
The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers. As of September 30, 2021, contract liabilities were $0.3 million and included in Other Current Liabilities on the Condensed Consolidated Balance Sheet.

Pro Forma Information

Supplemental unaudited proforma information is based upon accounting estimates and judgments that the Company believes are reasonable. This supplemental unaudited pro forma financial information has been prepared for comparative purposes only, and is not necessarily indicative of what actual results would have occurred, or of results that may occur in the future. The pro forma consolidated product sales, net for the three and nine months ended September 30, 2020, as if the acquisition of Zyla had occurred on January 1, 2020, was $33.7 million and $89.1 million, respectively.

Commercialization Agreement Revenue, net

The Company ceased recognizing commercialization revenue and related costs for NUCYNTA effective with the closing of the transaction to sell its rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. In connection with the sale, the Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the purchase agreement. During the nine months ended September 30, 2020, the Company recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue of $13.1 million offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement.

Royalties and Milestone Revenue

Table of Content
In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $0.4 million and $1.4 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in reductions to total revenue during the period. Sales adjustments for previously divested products primarily include Gralise, which was divested in January 2020, Nucynta and Lazanda and were $(0.9) million and $(1.0) million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2020, respectively.
NOTE 3. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Receivables related to product sales, net	$36,145	$40,784
Receivables from Collegium	—	3,566
Total accounts receivable, net	$36,145	$44,350

As of September 30, 2021 and December 31, 2020, allowances for cash discounts for prompt payment were $0.7 million and $1.3 million, respectively.
NOTE 4.  INVENTORIES, NET

The following table reflects the components of inventory, net as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$1,480	$1,136
Work-in-process	204	1,340
Finished goods	3,797	9,236
Total	$5,481	$11,712

As of September 30, 2021 and December 31, 2020, inventory reserves were $2.2 million and $2.3 million, respectively.

NOTE 5. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of September 30, 2021 and December 31, 2020 (in thousands):

Table of Content

	September 30, 2021	December 31, 2020
Furniture and office equipment	$2,680	$2,680
Laboratory equipment	20	20
Leasehold improvements	10,522	10,523
	13,222	13,223
Less: Accumulated depreciation and amortization	(11,544)	(10,786)
Property and equipment, net	$1,678	$2,437

Depreciation expense was $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income.
NOTE 6.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	September 30, 2021				December 31, 2020
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Products rights:
INDOCIN	10.6	$154,100	$(17,443)	$136,657	$154,100	$(7,812)	$146,288
SPRIX	5.6	39,000	(7,568)	31,432	39,000	(3,389)	35,611
CAMBIA	1.3	51,360	(41,422)	9,938	51,360	(36,163)	15,197
Zipsor	Less than 1 year	27,250	(26,134)	1,116	27,250	(24,381)	2,869
Oxaydo	—	300	(300)	—	300	(183)	117
Total Intangible Assets		$272,010	$(92,867)	$179,143	$272,010	$(71,928)	$200,082

Amortization expense was $7.2 million and $20.9 million for the three and nine months ended September 30, 2021, respectively, and $5.6 million and $18.2 million for the three and nine months ended September 30, 2020, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021 (remainder)	$7,176
2022	26,895
2023	18,412
2024	18,413
2025	18,413
Thereafter	89,834
Total	$179,143
NOTE 7.  OTHER LONG-TERM ASSETS

Table of Content
The following table reflects other long-term assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Investment, net	$1,579	$1,579
Operating lease right-of-use assets	912	1,955
Prepaid asset and deposits	2,692	1,936
Other	756	1,031
Total other long-term assets	$5,939	$6,501

Investment consists of the Company’s $3.5 million investment in a company engaged in medical research. This investment is structured as a long-term loan receivable with a convertible feature and is valued at amortized cost. As a result of the Company’s adoption of ASU 2016-13 Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company estimated an expected credit loss of approximately $1.9 million on its investment, which was recognized in Other (expense) income in the Company’s Condensed Consolidated Statement of Comprehensive Income in the first quarter of 2020. To calculate the expected credit loss allowance, the Company utilized a probability-of-default method (PDM). This process estimates the probability of the loan being successfully paid back or converted into equity based on the ability of the investee to obtain FDA acceptance of its research. The Company’s expected credit losses can vary from period to period based on several factors, such as progress of the medical research and FDA submission, and overall economic environment and the ability of the investee to fund its operations. As of September 30, 2021, the Company continues to assess an estimated $1.9 million expected credit loss on its investment based on evaluation of probability of default that exist.

NOTE 8.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$2,685	$5,498
Accrued restructuring costs	1,294	8,744
Other accrued liabilities	9,803	12,829
Total accrued liabilities	$13,782	$27,071

NOTE 9.  DEBT

The following table reflects the Company’s debt as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
13% Senior Secured Notes due 2024	$75,500	$80,250
Royalty rights obligation	3,167	3,533
2.50% Convertible Notes due 2021	—	335
Total principal amount	78,667	84,118

Unamortized debt discounts	—	(16)
Carrying value	78,667	84,102
Less: current portion of long-term debt	(12,257)	(11,942)
Net, long-term debt	$66,410	$72,160

13% Senior Secured Notes due 2024

Table of Content
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

Pursuant to the Supplemental Indenture, Assertio and its restricted subsidiaries must also comply with certain covenants, including limitations on the issuance of debt; the issuance of preferred and/or disqualified stock; the payment of dividends and other restricted payments; the prepayment, redemption or repurchase of subordinated debt; mergers, amalgamations or consolidations; engaging in certain transactions with affiliates; and the making of investments. In addition, the Issuer must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the Secured Notes divided by 9.5 and (2) $7.5 million. The Company was in compliance with its covenants with respect to the Secured Notes as of September 30, 2021.

The Company had Senior Secured Notes obligations of $75.5 million as of September 30, 2021, with $9.5 million classified as current and $66.0 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets.

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

The Company has Royalty Rights obligations of $3.2 million as of September 30, 2021, with $2.8 million classified as current and $0.4 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets.

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

On February 19, 2020, the Company entered into purchase agreements with a limited number of holders of the Company’s outstanding 2021 Notes to repurchase $102.5 million aggregate principal amount of 2021 Notes. On April 8, 2020, the Company completed its public tender offers to purchase the $42.1 million in aggregate principal amount outstanding 2021 Notes. As of December 31, 2020, only $0.3 million in aggregate principal amount of the 2021 Notes were outstanding and were classified as part of current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheets.

On September 1, 2021, the remaining $0.3 million in aggregate principal amount of the 2021 Notes matured and were paid. As of September 30, 2021 there were no outstanding aggregate principal amount of the 2021 Notes.

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

Interest Expense

Debt discount and royalty rights are amortized as interest expense using the effective interest method. The following table reflects debt related interest included in the Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stated coupon interest	$2,454	$2,938	$7,624	$7,714
Amortization of debt discount, and royalty rights	41	103	159	5,614
Total interest expense	$2,495	$3,041	$7,783	$13,328

NOTE 10.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase program (ESPP).

The following table reflects stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and nine months September 30, 2021 and 2020 (in thousands).

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$—	$2	$—	$43
Research and development expense	—	18	—	261
Selling, general and administrative expense	866	1,491	2,596	5,735
Restructuring charges	—	—	—	999
Total	$866	$1,511	$2,596	7,038

During the nine months ended September 30, 2021 the Company granted 1.7 million RSUs at an average fair market value of $3.54 per share.

NOTE 11.  LEASES

As of September 30, 2021, the Company has non-cancelable operating leases for its offices and certain office equipment. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease which is on December 31, 2023. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania. The Wayne, Pennsylvania office lease terminates in 2022 and will not be renewed. The Company relocated its corporate headquarters from Newark, California to Lake Forest, Illinois in 2018 and subsequently entered into two subleases which, together, account for the entirety of the Newark facility. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain (loss) in the Condensed Consolidated Statements of Comprehensive Income.

The following table reflects lease expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2021	2020	2021	2020
Operating lease cost	Selling, general and administrative expenses	$54	$424	$256	$797
Operating lease cost	Other gain (loss), net	148	148	443	443
Total lease cost		$202	$572	$699	$1,240

Sublease Income	Other gain (loss), net	$347	$347	$1,040	$1,040
The following table reflects supplemental cash flow information related to leases for the three and nine ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	667	861	2,129	2,085
The following table reflects supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020 (in thousands):

	Financial Statement Classification	September 30, 2021	December 31, 2020
Liabilities
Current operating lease liabilities	Other current liabilities	$2,252	$2,683
Noncurrent operating lease liabilities	Other long-term liabilities	772	2,815
Total lease liabilities		$3,024	$5,498

Table of Content

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

Cosette Pharmaceuticals Supply Agreement
Pursuant to the Zyla Merger, the Company assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with Cosette Pharmaceuticals, Inc. (formerly G&W Laboratories, Inc.) (the “Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Zyla for commercial distribution in the United States. On July 9, 2021, the Company and Cosette entered into Amendment No. 3 to the Supply Agreement, to among other things, extend the expiration date of the Supply Agreement from July 31, 2023 to July 9, 2028. The Company is obligated to purchase all of its requirements for INDOCIN Suppositories from Cosette Pharmaceuticals, Inc., and is required to meet minimum purchase requirements each calendar year during the extended term of the agreement. Total commitments to Cosette are approximately $6.3 million annually through the end of the contract term.

Legal Matters
General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with our involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of September 30, 2021 and December 31, 2020 the Company had a legal contingency accrual of approximately $3.6 million and zero, respectively. The Company recognized a gain on contingency provision of $0.8 million and a loss on contingency provision of $10.6 million in the three and nine months ended September 30, 2021, respectively. The Company will continue to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20- 25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Legal expenses are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income and the related accruals are recorded in Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Glumetza Antitrust Litigation
Antitrust class actions and related direct antitrust actions were filed in the Northern District of California against the Company and several other defendants relating to our former drug Glumetza®. The named class representatives in the currently pending class actions include Meijer, Inc., Bi-Lo, LLC, Winn-Dixie Logistics, Inc., City of Providence, and KPH Healthcare Services, Inc. These class representatives seek to represent a putative class of direct purchasers of Glumetza. In addition, several retailers, including CVS Pharmacy, Inc., Rite Aid Corporation, Walgreen Co., the Kroger Co., the Albertsons Companies, Inc., H-E-B, L.P., and Hy-Vee, Inc. (the “Retailer Plaintiffs”) filed substantially similar direct purchaser antitrust

Table of Content
claims based on alleged assignments of claims from direct purchaser wholesalers. On December 23, 2019, the Company filed a motion to dismiss all claims in the actions. That motion was heard by the District Court on February 20, 2020. On March 5, 2020 the District Court issued an order denying the motion to dismiss. However, based on the order on the motion, claims previously filed by a putative class of end payor plaintiffs were voluntarily dismissed.

On July 30, 2020, Humana Inc. also filed a complaint against the Company in federal court in the Northern District of California alleging similar claims related to Glumetza®. On February 2, 2021, the District Court dismissed Humana’s state-law antitrust claims, but permitted Humana to proceed on its federal direct purchaser claims. On February 8, 2021, Humana refiled its state-law claims against the Company and several other defendants in the Superior Court for the State of California in the County of Alameda. On September 20, 2021, Humana voluntarily dismissed all of its remaining claims in the federal action and, pursuant to a stipulation with the defendants, will instead pursue its direct purchaser claims as part of the California state court lawsuit.

These antitrust cases arise out of a Settlement and License Agreement (the Settlement) that the Company, Santarus, Inc. (Santarus) and Lupin Limited (Lupin) entered into in February 2012 that resolved patent infringement litigation filed by the Company against Lupin regarding Lupin’s Abbreviated New Drug Application for generic 500 mg and 1000 mg tablets of Glumetza. The antitrust plaintiffs allege, among other things, that the Settlement violated the antitrust laws because it allegedly included a “reverse payment” that caused Lupin to delay its entry in the market with a generic version of Glumetza. The alleged “reverse payment” is an alleged commitment on the part of the settling parties not to launch an authorized generic version of Glumetza for a certain period. The antitrust plaintiffs allege that the Company and its co-defendants, which include Lupin as well as Bausch Health (the alleged successor in interest to Santarus), are liable for damages under the antitrust laws for overcharges that the antitrust plaintiffs allege they paid when they purchased the branded version of Glumetza® due to delayed generic entry. Plaintiffs seek treble damages for alleged past harm, attorneys’ fees and costs.

On September 14, 2021, the Retailer Plaintiffs voluntarily dismissed all claims against the Company pursuant to a settlement agreement with the Company in return for $3.15 million. On September 22, 2021, the Court preliminarily approved a settlement agreement reached by the Company to settle the direct purchaser class plaintiffs’ claims in return for $3.85 million, subject to final court approval. As part of the settlements, the Company admitted no liability as to the claims against it and denied all allegations of wrongdoing.

With respect to the Humana lawsuit that is continuing in California state court, the Company and other defendants filed a motion to dismiss all claims in the action on April 16, 2021.

The Company intends to defend itself vigorously in these matters. A liability for this matter has been recorded in the financial statements.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019, and the District Court granted that motion with prejudice on March 11, 2020. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties completed their briefing of the appeal on December 14, 2020. On March 1, 2021, the court granted the parties’ joint motion to stay the appeal pending settlement discussions. On July 30, 2021, the Company reached an agreement to settle the matter subject to District Court approval. On August 13, 2021, the plaintiffs filed an unopposed motion for preliminary approval of the settlement with the District Court.

In addition, five shareholder derivative actions were filed on behalf of the Company against its officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the purported federal securities

Table of Content
class action described above. The first derivative action was filed in the Superior Court of California, Alameda County on September 29, 2017 (Singh v. Higgins et al., RG17877280). The second and third actions were filed in the Northern District of California on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-6546-JST) and November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-6592- JST). The fourth action was filed in the District of Delaware on December 21, 2018 (Lutz v. Higgins et al, No. 18-2044-CFC). The fifth derivative action was filed in the Superior Court of California, Alameda County on January 28, 2019 (Youse v. Higgins et al, No. HG19004409). On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the action. On July 12, 2019, the Singh and Youse actions were consolidated. All of the derivative actions were stayed pending the resolution of the class action, and the stays have been extended pending the resolution of the appeal. On July 30, 2021, the Company reached an agreement to settle these matters subject to court approval. On August 6, 2021, plaintiffs in the consolidated Singh/Youse derivative action filed an unopposed motion for preliminary approval of the settlement with the Superior Court of California, Alameda County. On October 19, 2021, the Superior Court held a hearing regarding the preliminary approval motion. A liability for these matters and the securities law class action described in the preceding paragraph has been recorded in the financial statements.

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

On July 16, 2021, the Company filed a complaint for declaratory relief against one of its excess products liability insurers, Lloyd’s of London Newline Syndicate 1218 and related entities (Newline), in the Superior Court of the State of California for the County of Alameda. Newline removed the case to federal court, and it is currently pending in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-06642). The Company is seeking a declaratory judgment that Newline has a duty to defend the Company or, alternatively, to reimburse the Company’s attorneys’ fees and other defense costs for opioid litigation claims noticed by the Company. Discovery has not yet commenced, and the case is not yet set for trial.

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

Table of Content

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee compensation costs	$—	$260	$876	$5,695
Equity compensation costs	—	—	—	999
Other exit costs	—	8	213	93
Total restructuring costs	$—	$268	$1,089	$6,787

The following table reflects cash activity relating to the Company’s accrued restructuring cost as of September 30, 2021 (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance as of December 31, 2020	$8,744	$—	$8,744
Restructuring charges	876	213	1,089
Cash paid	(8,326)	(213)	(8,539)
Balance as of September 30, 2021	$1,294	$—	$1,294

NOTE 14.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Upon consummation of the Zyla Merger in May 2020, the Company inherited outstanding Zyla warrants to purchase Zyla common stock, which were converted into the right to purchase shares of Assertio’s common stock. As these warrants are exercisable at any time at an exercise price of $0.0016 per share, they represent contingently issuable shares and therefore are included in the number of outstanding shares used for the computation of basic income per share. There were 392,095 unexercised shares of common stock issuable upon the exercise of warrants as of September 30, 2021.

Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options, awards, and equivalents and convertible debt. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following table reflects the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for per share amounts):

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income (loss) per share
Net income (loss)	$3,737	$(10,522)	$(5,887)	$(3,791)
Weighted average common shares and warrants outstanding	44,969	29,891	42,550	24,958
Basic net income (loss) per share	$0.08	$(0.35)	$(0.14)	$(0.15)

Diluted net income (loss) per share
Net income (loss)	$3,737	$(10,522)	$(5,887)	$(3,791)
Weighted average common shares and share equivalents outstanding	44,969	29,891	42,550	24,958
Add: effect of dilutive stock options, awards, and equivalents	86	—	—	—
Diluted net income (loss) per share	$0.08	$(0.35)	$(0.14)	$(0.15)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share, because to do so would be anti-dilutive, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2.5% Convertible Notes debt 2021	3	4	4	447
5.0% Convertible Notes debt 2024	—	—	—	2,281
Stock options, awards and equivalents	2,297	3,063	2,725	2,478
Total potentially dilutive common shares	2,300	3,067	2,729	5,206

NOTE 15.  FAIR VALUE

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$7,200	$7,200
Long-term contingent consideration	Contingent consideration	—	—	30,759	30,759
Total		$—	$—	$37,959	$37,959

December 31, 2020	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$77	$—	$—	$77
Total		$77	$—	$—	$77
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$6,776	$6,776
Long-term contingent consideration	Contingent consideration	—	—	31,776	31,776
Total		$—	$—	$38,552	$38,552

Table of Content
Cash equivalents consisted of money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.

Pursuant to the May 2020 Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to Iroko based upon annual INDOCIN Product net sales over $20.0 million. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of September 30, 2021 and December 31, 2020, INDOCIN Product contingent consideration was $37.7 million and $38.4 million, respectively, with $7.2 million and $6.8 million classified as short-term and $30.5 million and $31.6 million classified as long-term contingent consideration, respectively, in the Condensed Consolidated Balance Sheet. During the three and nine months ended September 30, 2021 and September 30, 2020, the Company recognized a charge of $0.3 million and $1.9 million, and a charge of $1.9 million and $1.9 million, respectively, for the change in fair value of contingent consideration, which was recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2021 included revenue volatility of 40.0%, discount rate of 6.5%, credit spread of 5.1% and updated projections of future INDOCIN Product revenues.

Contingent consideration related to CAMBIA was $0.2 million as of September 30, 2021 and December 31, 2020.

The carrying value of the Company’s debt for the period ended September 30, 2021 approximates its fair value. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2021.

NOTE 16.  INCOME TAXES

As of September 30, 2021, the Company’s net deferred tax assets are fully offset by a valuation allowance. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the weight of available evidence, the Company recorded a full valuation allowance against its net deferred tax assets beginning in the fourth quarter of 2016 and continues to provide a full valuation allowance against the its net deferred tax assets in subsequent quarters. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the nine months ended September 30, 2021, the Company recorded an income taxes expense of approximately $0.3 million. The difference between the income tax expense of $0.3 million and the tax at the statutory rate of 21.0% to date on current year operations is principally due to the recording of a valuation allowance for current year movement in deferred tax assets.

The Company filed a NOL carryback claim pursuant to the provisions of the CARES Act and is expected to receive approximately $8.3 million tax refund during 2021 which is included in Prepaid and other current assets on the Company’s Condensed Consolidated Balance Sheet. However, the timing of receiving the refund could be delayed by processing backlogs at the IRS.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 2007 through 2020 and the applicable statutes of limitation have not expired with respect to those returns. Because of NOLs and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. The Company previously exhausted all the federal research and development credits in the 2018 tax return, but the NOL carryback from CARES Act will result in making R&D credits utilized in 2018 available for future use, the percentage of unrecognized tax benefit against the R&D credit remains reserved, and the rest will be offset by valuation allowance. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At September 30, 2021 the Company did not have significant accrued interest and penalties associated with unrecognized tax benefits.

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

•our ability to execute and achieve the expense savings expected from our restructuring plan announced in December 2020, which was designed to further reduce our cost base and right size the organization, as well as delays, challenges and expenses, and unexpected costs associated with executing the restructuring plan;

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

•the outcome of our antitrust litigation relating to our former drug Glumetza®, including final court approval of the class settlement and resolution of Humana’s pending claims in California state court;

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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2021 and June 30, 2021, respectively. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

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

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales, net:
INDOCIN products (1)	$14,541	$13,773	$42,214	$19,207
CAMBIA	5,038	7,449	17,628	21,503
Zipsor	1,999	3,395	6,802	9,261
SPRIX (1)	2,272	5,642	6,911	7,244
Other products	2,147	3,405	3,716	4,759
Total product sales, net	25,997	33,664	77,271	61,974
Commercialization agreement revenue, net	—	—	—	11,258
Royalties and milestone revenue	416	299	1,391	1,158
Other revenue	(941)	602	(976)	1,709
Total revenues	$25,472	$34,565	$77,686	$76,099
(1)Products acquired in connection with May 20, 2020 Zyla Merger.
Product Sales, net
For the three and nine months ended September 30, 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. We began shipping and recognizing product sales for INDOCIN Products and SPRIX upon the Zyla Merger on May 20, 2020.
INDOCIN products net sales for the three months ended September 30, 2021 increased $0.8 million from $13.8 million to $14.5 million as compared to the same period in 2020 primarily due to higher volume partially offset by unfavorable payor mix. The increase in INDOCIN products net sales for the nine months ended September 30, 2021 of $23.0 million from $19.2 million to $42.2 million as compared to the same period in 2020 was primarily a result of 2020 began including product sales for INDOCIN Products upon the Zyla Merger on May 20, 2020.
CAMBIA net product sales for the three and nine months ended September 30, 2021 decreased $2.4 million from $7.4 million to $5.0 million and $3.9 million from $21.5 million to $17.6 million, respectively, as compared to the same periods in 2020, primarily due to lower volume partially offset by favorable payor mix.
Zipsor net product sales for the three and nine months ended September 30, 2021 decreased $1.4 million from $3.4 million to $2.0 million and $2.5 million from $9.3 million to $6.8 million, respectively, as compared to the same periods in 2020, primarily due to lower volume partially offset by favorable payor mix.
SPRIX net product sales for the three months ended September 30, 2021 decreased $3.4 million from $5.6 million to $2.3 million as compared to the same period in 2020 primarily due to lower volume partially offset by favorable payor mix. The decrease in SPRIX net product sales for the nine months ended September 30, 2021 of $0.3 million from $7.2 million to $6.9 million as compared to the same period in 2020 was primarily result of lower volume partially offset by the impact 2020 began including product sales for SPRIX upon the Zyla Merger on May 20, 2020.

Table of Content
Other products net sales includes product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020. In September 2020, we terminated our iCeutica License and as a result will no longer manufacture products using SOLUMATRIX technology.

Commercialization Agreement Revenue, net

We ceased recognizing commercialization revenue and related costs for NUCYNTA effective the closing of the transaction to divest its rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. During the nine months ended September 30, 2020, we recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue of $13.1 million partially offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement.

Royalties & Milestones

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the three and nine months ended September 30, 2021, the Company recognized $0.4 million and $1.4 million of revenue related to CAMBIA in Canada, respectively. During the three and nine ended September 30, 2020, the Company recognized $0.3 million and $1.2 million of revenue related to CAMBIA in Canada, respectively.

Other Revenue

Other revenue consists of sales adjustments for previously divested products. Sales adjustments for previously divested products primarily include Gralise, which was divested in January 2020, Nucynta and Lazanda and were $(0.9) million and $(1.0) million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2020, respectively.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales decreased $3.4 million from $6.5 million to $3.1 million during the three months ended September 30, 2021 as compared to the same period in 2020 primarily due the impact of lower net product sales and higher Zyla Merger related inventory step-up expense in the third quarter of 2020 not repeating in the current period.

Cost of sales decreased $2.2 million from $13.1 million to $10.9 million during the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to lower cost of sales as a result of the Gralise divestiture in the first quarter of 2020 and lower Zyla Merger related inventory step-up expense in current period, partially offset by higher net product sales.

The three and nine months ended September 30, 2021 cost of sales included zero and $0.6 million, respectively, of amortization of inventory step-up related to Zyla acquired inventories sold. The three and nine months ended September 30, 2020 cost of sales included $0.5 million and $2.9 million, respectively, of amortization of inventory step-up related to Zyla acquired inventories sold.

Research and Development Expenses

As a result of the December 2020 restructuring plan, we do not expect to incur significant research and development costs in 2021. Research and development expense decreased for the three and nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to the completion of all material research and development activities in 2020.

Table of Content

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $18.3 million from $27.6 million to $9.3 million for the three months ended September 30, 2021 primarily due to lower employee costs in 2021 as a result of prior restructuring plans and one-time transaction costs in 2020 not repeating.

Selling, general, and administrative expenses decreased $39.8 million from $83.1 million to $43.3 million for the nine months ended September 30, 2021, as compared to the same period in 2020 primarily due to one-time transaction costs in 2020 not repeating, lower employee costs in 2021 as a result of prior restructuring plans, receipt of insurance reimbursement in the first quarter of 2021 for previous opioid-related expenses, partially offset by additional expense for loss contingency provision recognized in 2021.

Intangible Assets

The following table reflects amortization of intangible assets for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of intangible assets - INDOCIN	$3,210	$2,661	$9,631	$4,601
Amortization of intangible assets - SPRIX	1,393	1,048	4,179	1,996
Amortization of intangible assets - CAMBIA	1,988	1,284	5,259	3,852
Amortization of intangible assets - Zipsor	584	584	1,752	1,753
Amortization of intangible assets - Oxaydo	—	10	118	108
Amortization of intangible assets - NUCYNTA	—	—	—	5,927
Total	$7,175	$5,587	$20,939	$18,237

Amortization expense during the three months ended September 30, 2021 increased $1.6 million from $5.6 million to $7.2 million as compared to the same period in 2020 primarily due to the timing of the finalization of the fair value of the Zyla acquired product rights for INDOCIN Products, SPRIX, and OXAYDO occurring at the end of 2020.

Amortization expense during the nine months ended September 30, 2021 increased $2.7 million from $18.2 million to $20.9 million as compared to the same period in 2020 primarily due to the timing of Zyla Merger in May 2020 partially offset by the February 2020 divestiture of our rights, title and interest to the NUCYNTA franchise of products to Collegium. As a result, we derecognized the remaining carrying value of the NUCYNTA product rights and ceased recognizing related amortization.

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

For the three and nine months ended September 30, 2021 restructuring charges incurred were zero and $1.1 million, respectively. The restructuring charges cost and one-time termination costs incurred for the three and nine months ended September 30, 2020 were $0.3 million and $6.8 million, respectively.

Other (Expense) Income

Table of Content

The following table reflects other (expense) income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain on sale of Gralise	$—	$—	$—	$126,655
Loss on extinguishment of convertible notes	—	—	—	(47,880)
Loss on sale of NUCYNTA	—	—	—	(14,749)
Interest expense	(2,495)	(3,050)	(7,783)	(13,328)
Loss on prepayment of Senior Notes	—	—	—	(8,233)
Other gain (loss)	344	253	747	(3,571)
Total other (expense) income	$(2,151)	$(2,797)	$(7,036)	$38,894

Other (expense) income changed by $45.9 million from other income of $38.9 million to other expense of $7.0 million for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to the prior year gain on the sale of Gralise, loss on sale of NUCYNTA, loss on debt extinguishment and change in fair value of Collegium warrants not repeating. Sublease income offset by sublease expense is recorded in Other gain (loss) within the above table.

The following table reflects interest expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest payable on 13% Senior Secured Notes due 2024	$2,454	$2,936	$7,618	$4,341
Interest payable on Senior Notes	—	—	—	1,648
Interest payable on Convertible Notes	—	2	6	1,725
Amortization of debt discounts, and royalty rights	41	103	159	5,614
Other	—	9	—	—
Total interest expense	$2,495	$3,050	$7,783	$13,328

For the three months ended September 30, 2021, total interest expense decreased $0.6 million as compared to the same period in 2020 primarily due to the impact of the principal payments of the 13% Senior Secured Notes during the period.

For the nine months ended September 30, 2021, total interest expense decreased $5.5 million as compared to the same period in 2020 primarily due the settlement of the remaining principal of our Senior Notes and the repurchase of our 2021 and 2014 Notes in the third quarter of 2020 partially offset by interest expense associated with 13% Senior Secured Notes assumed from the Zyla Merger in May 2020.

Income Tax Provision

For the three and nine months ended September 30, 2021, we recorded an income tax expense of approximately $0.1 million and $0.3 million, respectively, which represents an effective tax rate of 1.2% and (5.3)%, respectively. The difference between the income tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and the tax at the statutory rate of 21.0% is principally due to the recording of a valuation allowance for current year movement in deferred tax assets.

In the three and nine months ended September 30, 2020, we recorded an income tax expense of $1.1 million and an income tax benefit of $6.4 million, respectively, that represents an effective tax rate of (11.1)% and 62.7%, respectively. The difference between income tax expense of $1.1 million and income tax benefit of $6.4 million for the three and nine months ended September 30, 2020, respectively, and the tax at the statutory rate of 21.0% was principally due to the partial release of valuation allowance recorded against the beginning of year deferred tax asset for the net operating loss (NOL) carryback to the 2018 and 2019 tax years now permitted by the CARES Act.

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

Historically and through September 30, 2021, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

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

The following table reflects summarized cash flow activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$1,392	$(59,590)
Net cash provided by investing activities	—	512,801
Net cash provided by (used in) financing activities	36,548	(460,581)
Net increase (decrease) in cash and cash equivalents	$37,940	$(7,370)

Cash Flows from Operating Activities

Cash provided by operating activities was $1.4 million during the nine months ended September 30, 2021 compared to cash used of $59.6 million in the same period in 2020. The increase in cash provided from operating activities is primarily due to combination of lower net loss after non-cash adjustments and favorable working capital cash flows.

Table of Content
Cash Flows from Investing Activities

There was no cash flow activity from investing activities for the nine months ended September 30, 2021. Cash provided from investing activities for the nine months ended September 30, 2020 was $512.8 million, which included cash received for the sales of NUCYNTA, Gralise and Collegium warrants as well as cash acquired in Zyla Merger.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $36.5 million, which primarily consisted of proceeds from the registered direct offerings in February 2021 partially offset by payments of our debt as well as contingent consideration. Cash used in financing activities for the nine months ended September 30, 2020 was $460.6 million, which was primarily due to the settlement of our Senior Notes and the repurchase of our outstanding 2021 Notes and 2024 Notes.

Off-Balance Sheet Arrangement

There were no off-balance sheet arrangements during the quarter ended September 30, 2021.

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

During the first quarter of 2021, we finalized the process of integrating our acquisition of Zyla’s operations in our internal control environment. There were no other significant changes in our internal controls over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	3,072	$1.30	N/A	N/A
August 1, 2021 - August 31, 2021	2,812	$1.32	N/A	N/A
September 1, 2021 - September 30, 2021	851	0.93	N/A	N/A
Total	6,735	$1.26

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of equity awards granted under the our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6. EXHIBITS

10.1†	Amendment No. 3 to Collaborative License, Exclusive Manufacture and Global Supply Agreement between Zyla Life Sciences and Cosette Pharmaceuticals, Inc. effective July 9, 2021

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________
(†) Confidential information omitted

(*)    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2021	ASSERTIO HOLDINGS, INC.

/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

/s/ Paul Schwichtenberg
Paul Schwichtenberg
Senior Vice President and Chief Financial Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Accounting Officer