Form 10-K
period 2021-12-31
Assertio Holdings, Inc.
filed 2022-03-10
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non‑affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Stock Market as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $68.4 million.
The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 1, 2022 was 45,331,803.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2021 fiscal year.

ASSERTIO HOLDINGS, INC.
FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

In May 2020, Assertio Therapeutics, Inc. implemented a holding company reorganization through which Assertio Therapeutics, Inc. became a subsidiary of Assertio Holdings, Inc. (Assertio Reorganization) and, subsequently, Assertio Holdings, Inc. merged with Zyla Life Sciences (Zyla) in a transaction we refer to as the “Zyla Merger.” Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings, Inc. and/or its applicable subsidiary or subsidiaries.

Assertio and Zyla are registered trademarks of the Company. All other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We have assumed that the reader understands that all such terms are source indicating. Accordingly, such terms, when first mentioned in this Annual Report on Form 10-K, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Annual Report on Form 10-K without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of December 31, 2021.

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

Forward‑looking statements include, but are not necessarily limited to, those relating to:

•the commercial success and market acceptance of our products, including the coverage of our products by payors and pharmacy benefit managers;

•our ability to successfully develop and execute our sales, marketing and non-personal and digital promotion strategies, including developing and maintaining relationships with customers, physicians, payors and other constituencies;

•the entry of generics or other products competitive with any of our products;

•our ability to successfully execute business development, strategic partnerships, and investment opportunities to build and grow for the future;

•our ability to achieve the expected financial performance from our product Otrexup® (methotrexate), which we recently acquired from Antares Pharma, Inc., as well as delays, challenges and expenses, and unexpected costs associated with integrating and operating the Otrexup business;

•our ability to attract and retain key executive leadership;

•the potential impacts of the ongoing COVID-19 pandemic, including volatility in prescriptions associated with elective procedures, on our liquidity, capital resources, operations and business and those of the third parties on which we rely, including suppliers and distributors;

•the ability of our third-party manufacturers to manufacture adequate quantities of commercially salable inventory and active pharmaceutical ingredients for each of our products, and our ability to maintain our supply chain, which relies on single-source suppliers, in the face of global challenges such as the COVID-19 pandemic;

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

•our ability to raise additional capital or refinance our debt, if necessary;

•our estimates regarding contingent consideration obligations and other expenses, future revenues, capital requirements and needs for additional financing;

•our counterparties’ compliance or non-compliance with their obligations under our agreements;

•variations in revenues obtained from commercialization agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues, and the accounting treatment with respect thereto;

•the timing and results of any future research and development efforts including potential clinical studies relating to any future product candidates; and
•our common stock maintaining compliance with Nasdaq’s minimum closing bid requirement of at least $1.00 per share.

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

PART I

ITEM 1.  BUSINESS

Our Company

We are a specialty pharmaceutical company offering differentiated products to patients utilizing a non-personal promotional model. We have built and continue to build our commercial portfolio by identifying new opportunities within our existing products as well as acquisitions or licensing of additional approved products. Our primary marketed products are:

INDOCIN® (indomethacin) Suppositories	A suppository form and oral solution of indomethacin used in the hospital as well as in the out-patient setting. Both products are nonsteroidal anti-inflammatory drug (NSAID), approved for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
CAMBIA® (diclofenac potassium for oral solution)
A prescription NSAID indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. CAMBIA can help patients with migraine pain, nausea, photophobia (sensitivity to light), and phonophobia (sensitivity to sound). CAMBIA is not a pill, it is a powder, and combining CAMBIA with water activates the medicine in a unique way.

Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing a prescription medicine, methotrexate. Methotrexate is used to:
• Treat certain adults with severe, active rheumatoid arthritis, and children with active polyarticular juvenile idiopathic arthritis (pJIA), after treatment with other medicines including non-steroidal anti-inflammatory drugs (NSAIDS) have been used and did not work well.

• Control the symptoms of severe, resistant, disabling psoriasis in adults when other types of treatment have been used and did not work well.
SPRIX® (ketorolac tromethamine) Nasal Spray
A prescription NSAID indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. SPRIX is a non-narcotic nasal spray provides patients with moderate to moderately severe short-term pain a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider (HCP).

Zipsor® (diclofenac potassium) Liquid filled capsules
A prescription NSAID used for relief of mild-to-moderate pain in adults (18 years of age and older). Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapid and consistently absorbed formulation of diclofenac.

Other commercially available products include OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

On December 15, 2021, we, through a newly-formed subsidiary, Otter Pharmaceuticals, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Antares Pharma, Inc. (“Antares”), and concurrently consummated the Otrexup transaction. Pursuant to the terms of the Purchase Agreement, we acquired Antares’ rights, title and interest in and to Otrexup, including certain related assets, intellectual property, contracts, and product inventory for (i) $18.0 million in cash paid at closing, (ii) $16.0 million in cash payable on May 31, 2022 and (iii) and $10.0 million in cash payable on December 15, 2022.

In September 2020, we terminated our Second Amended and Restated Nano-Reformulated Compound License Agreement (the “iCeutica License”), with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”). The iCeutica License allowed us to utilize certain technology and intellectual property related to iCeutica’s SOLUMATRIX technology and certain other rights of iCeutica. Effective upon the termination of the iCeutica License, we ceased manufacturing products using SOLUMATRIX technology and will sell through the remaining inventory.

On May 20, 2020, we completed a Merger (the Zyla Merger) with Zyla Life Sciences (Zyla) pursuant to an Agreement and Plan of Merger (Merger Agreement), dated as of March 16, 2020. Pursuant to the Zyla Merger, we acquired our current commercial products INDOCIN (suppository and oral solution), SPRIX, and OXAYDO, as well as the SOLUMATRIX® products).

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

Collaboration and License Agreements

Miravo Pharmaceuticals: In November 2010, our predecessor entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. We may receive additional one-time contingent milestone payments upon the achievement of scaling twelve-month cumulative sales targets and certain development milestones in the future.

Business Strategy

Our success depends on our people, the unique and scalable platform we have created, and the opportunities that exist in the marketplace. We believe the following key elements enable us to be commercially successful:
•Leadership with a proven track record of successful results;
•Significant experience in completing business development transactions in the healthcare space such as mergers, asset acquisitions, asset divestitures, and commercialization/licensing arrangements;
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

Our strategy is to grow through product acquisitions, commercialization agreements, licensing or technology agreements, equity investments, and business combinations. Our products have been acquired or licensed through business development activities. We continue to seek additional products, with a preference for accretive, on-market products that have patent life or exclusivity remaining that we can add to our portfolio of medicines. Secondarily, we also remain open to late-stage assets or other investments into medical devices, informatics, or technology. We are seeking products that are a fit with our Commercial platform and can be leveraged and distributed via digital and non-personal promotional means. Our platform is specialty area agnostic and we can potentially acquire products across a number of therapeutic areas, while requiring minimal additional resources.

Impact of COVID-19 on our Business

Following the outbreak of COVID-19 in early 2020, our priority was and remains the health and safety of our employees, their families, and the patients we serve. Because COVID-19 impacted our ability to see in-person providers who prescribe our products, we transformed our commercial approach during 2020 and increased virtual visits, ultimately eliminating our in-person sales force in favor a digital sales strategy. Additionally, due to the limitations on elective surgeries and changes in patient behavior since the outbreak of COVID-19, we have experienced a decline and subsequent volatility in prescriptions associated with those elective procedures. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including actions by government authorities to contain the outbreak, the emergence of new COVID-19 variants and the related potential for new surges in infections and the impacts of increases in virtual physician visits on prescriber behavior. For example, although many public health restrictions have eased, future surges could result in additional restrictions or other factors that may contribute to decreases in elective procedures. The impact of the pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our liquidity. We do not yet know the full extent of potential delays or impacts on our business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, including suppliers and distributors.

Promotion of Products

Beginning in 2021, we transformed our commercial model. The promotion of our products is now executed by a virtual model, implementing artificial intelligence to support our omnichannel marketing and selling approach. We have also integrated our virtual sales team to maximize effectiveness with the providers and various sites-of-care that utilize our therapies.

Using virtual and digital promotion allows us to quickly scale resources to meet the needs of our growing portfolio and ensures that we can be competitive across multiple therapeutic areas. Our commercial organization is comprised of multiple capabilities, including marketing, trade and distribution, and market access. The organization’s focus is finding new and novel ways to distribute product and improve patient access to our therapies.

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

Three large, national wholesale distributors represent the vast majority of our net product sales revenues. The following table reflects the percentage of consolidated revenue by customer and the percentage accounts receivable by customer related to product shipments for the years ended December 31, 2021 and 2020.

	Consolidated Revenue		Accounts Receivable related to product shipments
	For the year ended December 31,		For the year ended December 31,
	2021	2020	2021	2020
Cardinal Health	34%	42%	44%	53%
McKesson Corporation	24%	14%	23%	20%
AmerisourceBergen Corporation	26%	13%	29%	18%
Collegium	—%	11%	—%	—%
All others	16%	20%	4%	9%
Total	100%	100%	100%	100%

The change in the percentage of consolidated revenue by customer and the percentage accounts receivable by customer related to product shipments for the year ended December 31, 2020 to December 31, 2021 was primarily driven by the impact of change in product mix as a result of the acquired products from the Zyla Merger in May 2020 as well as the sale of Gralise and NUCYNTA in January 2020 and February 2020, respectively.

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
•Otrexup - Antares Pharma, Inc. and Pharmascience Inc.
•SPRIX - Jubilant HollisterStier LLC and Sharp Packaging Solutions

•Zipsor - Catalent Ontario Limited (Catalent) and Mikart Inc.
•OXAYDO - UPM Pharmaceuticals, Inc.

Drug Substances

The active pharmaceutical ingredient (“API”) used in SPRIX is ketorolac tromethamine and in OXAYDO is oxycodone hydrochloride. Both INDOCIN oral suspension and suppositories use indomethacin as the API. We currently procure these APIs on a purchase order basis, some of which are pursuant to an agreement with one of our suppliers. We acquire ketorolac tromethamine and indomethacin from European-based manufacturers while we secure oxycodone hydrochloride from a U.S.-based manufacturer. Both CAMBIA and Zipsor use diclofenac potassium as the API which we source from suppliers in Italy and Taiwan. OTREXUP uses Methotrexate as the API which is sourced by our supplier from Germany.

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

Our Trademarks

    Assertio™, Zyla™, INDOCIN®, Otrexup®, CAMBIA®, SPRIX®, Zipsor®, OXAYDO® are trademarks owned by or licensed to Assertio. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

Our Patents and Proprietary Rights

As of December 31, 2021, the U.S. patents we own or have in-licensed, and their expiration dates and the marketed products they cover, are as follows:

Product	U.S. Patent Nos. (Exp. Dates)
CAMBIA® (1)	7,759,394 (June 16, 2026)
8,097,651 (June 16, 2026)
8,927,604 (June 16, 2026)
9,827,197 (June 16, 2026)
SPRIX® (2)	8,277,781 (March 13, 2029) (3)
8,551,454 (March 13, 2029) (3)
Zipsor® (4)	7,662,858 (February 24, 2029)
7,884,095 (February 24, 2029)
7,939,518 (February 24, 2029)
8,110,606 (February 24, 2029)
8,623,920 (February 24, 2029)
9,561,200 (February 24, 2029)
Otrexup®	8,480,631 (March 19, 2030)
8,579,865 (March 19, 2030)
8,945,063 (March 19, 2030)
9,421,333 (March 19, 2030)
9,750,881 (March 19, 2030)
9,393,367 (March 12, 2034)
10,675,400 (March 12, 2034) (3)
OXAYDO®	7,510,726 (November 26, 2023)
7,981,439 (November 26, 2023)
8,409,616 (November 26, 2023)
8,637,540 (November 26, 2023)
9,492,443 (May 26, 2024)
7,201,920 (March 16, 2025)

(1) Certain parties who have entered into settlement agreements with us will be able to market generic versions of CAMBIA starting January 2023.
(2) Directed to processes of manufacture related to SPRIX.
(3) Expiration date excludes any potential patent term adjustment.
(4) Certain parties who have entered into settlement agreements with us will be able to market generic versions of Zipsor starting in March 2022.

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

Competition

We face competition and potential competition from several sources, including pharmaceutical and biotechnology companies, generic drug companies, and medical devices and drug delivery companies. SPRIX and INDOCIN Products compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics. There are no patents covering the INDOCIN Products, which means that a generic drug company could file for and obtain approval of, and launch, a generic form of these drugs at any time. CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Currently, eight triptans are available generically and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan, sumatriptan-naproxen and zolmitriptan). There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including CGRP inhibitor products. Certain parties who have entered into settlement agreements with us will be able to market generic versions of CAMBIA starting in January 2023. Zipsor competes against other drugs that are widely used to treat mild to moderate pain in the acute setting, including both branded and generic versions of diclofenac. Certain parties who have entered into settlement agreements with us will be able to market generic versions of Zipsor starting in March 2022. Otrexup competes with other branded methotrexate products, including other injection and auto-injector products. Competition in the methotrexate market also includes tablets and parenteral dosage forms. In addition, other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, NSAIDs, corticosteroids and biologic response modifiers. Competing products developed in the future may prove superior to our products, either generally or in particular market segments. These developments could make our products noncompetitive or obsolete.

Government Regulation

FDA Approval Process

In the U.S. pharmaceutical products are subject to extensive regulation by the Food and Drug Administration (“FDA”). The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA delay or refusal to approve pending new drug applications (“NDAs”) or other marketing applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA approval process can be time consuming and cost intensive and companies may, and often do, re-evaluate the path of a particular product or product candidate at different points in the approval and post-approval process, even deciding, in some cases, to discontinue development of a product candidate or take a product off the market.

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

Marketing Approval

FDA approval of an NDA is required before a product may be marketed in the U.S. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA requesting approval to market the product for one or more indications. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. During the review process, the FDA also reviews the drug’s product labeling to ensure that appropriate information is communicated to healthcare professionals and consumers.

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

If approved, the FDA may still limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-marketing or Phase 4 clinical studies be conducted, require surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The results of post-marketing studies may cause the FDA to prevent or limit further marketing of a product. After approval, certain changes to the approved product, such as manufacturing changes, new labeling claims and new indications, are subject to additional requirements and FDA review and approval.

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

Controlled Substances

The DEA is the federal agency responsible for domestic enforcement of the Controlled Substances Act of 1970 (“CSA”). The DEA regulates controlled substances as Schedule I, II, III, IV and V substances. Schedule I substances, by definition, have high potential for abuse, no currently accepted medical use in the U.S and lack accepted safety for use under medical supervision and may not be marketed or sold in the U.S. except for research and industrial purposes. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

Oxycodone

OXAYDO, an immediate release oxycodone product designed to discourage abuse via snorting, is regulated as a Schedule II controlled substance as defined in the CSA. Other companies’ oxycodone products have been subject to recent scrutiny, litigation, and concerns.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule II. Distributions of any Schedule II controlled substance must also be accompanied by special order forms. Any of our products regulated as Schedule II controlled substances will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how oxycodone may be produced in total in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate number of opioids that the DEA allows to be produced in the U.S. each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. Our company (and our license partners and contract manufacturers) receive an annual quota from the DEA that enables us to produce or procure specific quantities of Schedule II substances, including oxycodone hydrochloride for use in manufacturing OXAYDO. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether to make such adjustments. The quotas we are provided for specific active ingredients may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product commercialization, which could have a material adverse effect on our business, financial position, and results of operations.

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

Employees

As of March 1, 2022, we had 19 full‑time employees, all employed in the U.S. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent that our efficient operating model needs. There is fierce competition for highly skilled talent, and we offer a robust set of benefits, a flexible working environment, and career-enhancing development experiences and initiatives that are aligned with our mission, vision, and values. We offer competitive compensation for our employees and strongly embrace a pay for performance culture underpinned by our commitment to ethics and compliance.

Our Employee Handbook and Code of Business Conduct and Ethics clearly outlines our unwavering commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, sex, gender, identity, religion, disability or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also a proud equal opportunity employer and cultivate a highly collaborative, fast paced, and entrepreneurial culture.

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

Risks Related to Commercial, Regulatory and Other Business Matters
•We may not be successful in commercializing our products using our transformative non-personal and digital promotion strategies.
•Approval for generic versions of our products, including the INDOCIN Products which may face generic competition at any time and Cambia and Zipsor which may face generic competition starting in 2023 and 2022, respectively, will have a materially adverse effect on our business.
•We may not succeed in executing business development, strategic partnerships and investment opportunities.
•Failure to successfully identify and acquire complementary businesses, products or technologies will limit our business growth and prospects.
•Strategic transactions may fail.
•We may not be able to integrate any business, product or technology we acquire.
•Our success is dependent in large part upon continued services of our executive management team with whom we do not have employment agreements.
•The COVID-19 pandemic has been affecting the Company’s business and operations and may continue to do so.

•We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products and single source suppliers to manufacture our products.
•Failure to comply with ongoing regulatory requirements for approved products could adversely impact our ability to commercialize our products and result in increased costs.
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
•Our corporate structure may not prevent veil piercing.
•We are impacted by governmental investigations, regulatory actions and lawsuits regarding Assertio Therapeutics’ historical commercialization of opioids.
•We may not be able to adequately protect ourselves from product liability losses and other litigation liability.

Risks Related to Our Industry
•We are impacted by changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry.
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

Risks Related to Our Financial Position
•We may not have sufficient capital resources or be able to obtain future debt or equity financing necessary to fund our future operations or product acquisitions and strategic transactions.
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
•The fair value of contingent consideration obligation assumed as part of the Zyla Merger may change.
•We may be unable to satisfy regulatory requirements relating to internal controls.
•Our financial results are impacted by management’s assumptions and use of estimates.

Risks Related to Future Product Development
•We may not obtain necessary regulatory approvals.
•We are subject to risks associated with NDAs submitted under Section 505(b)(2) of the FDCA.

Risks Related to Share Ownership and Other Stockholder Matters
•The price of our common stock historically has been volatile.
•Our common stock may be delisted from the Nasdaq Capital Market if we are unable to maintain compliance with Nasdaq's continued listing standards.
•We are a “smaller reporting company” and we take advantage of reduced disclosure and governance requirements applicable to such companies, which could result in our common stock being less attractive to investors.
•We are subject to risks from future proxy fights or the actions of activist shareholders.
•We are subject to risks related to unsolicited takeover attempts in the future.

Risks Related to Commercial, Regulatory and Other Business Matters

If we do not successfully commercialize our products, our business, financial condition and results of operations will be materially and adversely affected.
In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from our products depends on a number of factors, including, but not limited to, our ability to:

•develop and execute our digital and non-personal sales and marketing strategies for our products;
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

In December 2020, we eliminated our in-person sales force and have since moved to a digital sales and product promotion model. We do not have prior experience with a digital-only sales model and this may be less successful than in-person promotion, particularly as pandemic restrictions ease and in-person promotion resumes, including for competing products. If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our revenues and our business, financial condition and results of operations will be materially and adversely affected.

We have no patent protection for Indocin, while Cambia and Zipsor may face generic competition starting in 2023 and 2022, respectively. If we face competition with generic versions of our marketed products, our revenues will be adversely affected.

Under the Federal Food, Drug, and Cosmetic Act (FDCA), the FDA can approve an abbreviated new drug application (“ANDA”) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

There are no patents covering the INDOCIN Products (which accounted for 55% of our revenue in 2021), which means that a generic drug company could file for and obtain approval of, and launch, a generic form of these drugs at any time. With respect to Cambia and Zipsor (which accounted for 23% and 9% of our revenue in 2021, respectively), we have entered into settlement agreements with generic drug companies, under which generic versions of these products can be marketed beginning in 2023 and 2022, respectively. We expect to face generic competition in the near term for one or both of these drugs and could face generic competition at any time for the INDOCIN Products.
    Any introduction of one or more generic versions of our products would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, could have an adverse impact on our stock price. Moreover, if the patents covering our Otrexup (which expire in 2030) are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition for Otrexup would have a further material adverse effect on our business, financial condition and results of operations.

Our success is dependent on our executive management team’s ability to successfully execute business development, strategic partnerships and investment opportunities to build and grow for the future.

Since 2017, we have been in the process of transforming into a leading diversified, specialty pharmaceutical company with a goal of rapidly de-leveraging our balance sheet, growing our core business and opportunistically building for the future via business development. Since then, we have completed a number of transactions to advance toward achieving our stated goals. As a result of the transformation from these transactions, we have positioned ourselves to actively pursue business development, strategic partnerships, and investment opportunities to build and grow for the future. Given the near-term potential for generic competition with a number of our marketed products, we are focused on pursuing business development opportunities.

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
An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to additional products. In the past we have acquired Otrexup, NUCYNTA, NUCYNTA ER (both of which were subsequently divested to Collegium in February 2020), CAMBIA, Zipsor, as well as, INDOCIN Products and SPRIX. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate or develop any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.
Strategic transactions that fail to achieve the anticipated results and synergies will cause our business to suffer.
We seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We may face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as acquisitions of companies and product rights, divestitures and commercialization arrangements, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.
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

Because COVID-19 impacted our ability to see in-person providers who prescribe our products, we adapted our approach during 2020 and increased virtual visits, ultimately eliminating our in-person sales force in favor a fully digital sales strategy. Additionally, due to the limitations on elective surgeries and changes in patient behavior since the outbreak of COVID-19, we have experienced a decline and subsequent volatility in prescriptions associated with those elective procedures. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including actions by government authorities to contain the outbreak, the emergence of new COVID-19 variants and the related potential for new surges in infections and the impacts of increases in virtual physician visits on prescriber behavior. For example, although many public health restrictions have eased, future surges could result in additional restrictions or other factors that may contribute to decreases in elective procedures. The impact of the pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our liquidity. We do not yet know the full extent of potential delays or impacts on our business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely, including suppliers and distributors.

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

We have one qualified supplier for the active pharmaceutical ingredient in each of our products. We do not have, and we do not intend to establish in the foreseeable future, internal commercial-scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and any future product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, quality concern or failure to obtain sufficient supplies of our products, or the necessary active pharmaceutical ingredients, excipients or components, from our suppliers, including as a result to disruptions to supplier operations resulting from factors such as supply chain delays, public health emergencies, climate events or political unrest, or failures by us to satisfy minimum order requirements due to declines in product demand or otherwise, would adversely affect our business, results of operations and financial condition. In particular, our suppliers may be impacted by ongoing supply chain disruptions and inflationary pressures related to the COVID-19 pandemic and general macroeconomic conditions, which may result in supply delays and cost increases.

The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to conduct clinical trials, could be adversely affected. The manufacturing processes of our third-party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ and/or suppliers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

Failure to comply with ongoing regulatory requirements for approved products could adversely impact our ability to commercialize our products and result in increased costs.

We are subject to numerous ongoing regulatory requirements and continual review with respect to products that have obtained regulatory approval. In addition, the discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing cGMP or Quality System Regulation (QSR). The FDCA, the CSA and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, record keeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

We currently have or have had in the past collaboration or license arrangements with a number of companies, including commercialization or collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.
Commercialization and collaborative relationships are generally complex and can give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations, especially when the applicable collaborative provisions have not been fully negotiated and documented. Such disputes have arisen in the past from time to time and, if they arise again could delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from commercializing products or technologies developed pursuant to such collaborations. Additionally, the commercialization or collaborative partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization and collaborative arrangements often takes considerably longer to conclude than the parties initially anticipate, which could cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization or collaborative partners to abide by the terms of their respective agreements with us (including their failure to accurately calculate, report or pay any royalties payable to either us or a third party or their failure to repay, in full or in part, either any outstanding receivables or any other amounts for which we are entitled to reimbursement) may adversely affect our results of operations.
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

On December 15, 2021, we acquired Otrexup. Otrexup competes with other branded methotrexate products, including other injection and auto-injector products. Competition in the methotrexate market also includes tablets and parenteral dosage forms. In addition, other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, NSAIDs, corticosteroids and biologic response modifiers.

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

If we are unable to negotiate acceptable pricing or obtain adequate reimbursement for our products from third-party payors, our business will suffer.
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
Third-party payors frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payors from price increases above a specified annual limit. We have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third-party payors to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third-party payors may increase their leverage in negotiations with pharmaceutical companies. If we are forced to provide additional discounts and rebates to third-party payors to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third-party payors or wholesalers do not accurately and timely report the eligibility and utilization of our products under discounted programs, our reserves for rebates or other amounts payable to third-party payors may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products. Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations. For example, sales of SPRIX have been negatively impacted by a formulary action by a large PBM in 2020. In addition, any third-party payor decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.

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
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of this information is critical to our business. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access, including ransomware attacks. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motives (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted to target our information systems. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Our network and storage applications and those of our third-party vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions.

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
Despite our corporate structure, creditors of our operating subsidiaries could be successful in piercing the corporate veil and reaching the assets of one another, which could have an adverse effect on us and our operating results, results from continued operations, and financial condition.

Our operating subsidiaries are separate legal entities within our holding company corporate structure. There can be no assurance that our efforts to preclude corporate veil-piercing, alter ego, control person, or other similar claims by creditors of any one particular entity within our corporate structure from reaching the assets of the other entities within our corporate structure to satisfy claims will be successful. If a court were to allow a creditor to pierce the corporate veil and reach the assets of such other entities within our corporate structure, despite such entities not being directly liable for the underlying claims, it could have a material adverse effect on us and our operating results, results from continued operations, and financial condition.
Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to Assertio Therapeutics’ historical commercialization of opioids can adversely affect our business, financial condition and results of operations.
As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by state and local governmental entities and private parties. For example, Assertio Therapeutics is currently named as a defendant, along with numerous other manufacturers and distributors of opioid drugs, in multiple lawsuits alleging common-law and statutory causes of action for alleged misleading or otherwise improper marketing and promotion of opioid drugs. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 13. Commitments and Contingencies.”

In March 2017, Assertio Therapeutics received a letter from Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Assertio Therapeutics has also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding our historical sales and marketing of opioid products. In addition, the CDI has issued a subpoena to Assertio Therapeutics seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product which Assertio Therapeutics divested to Alvogen in 2020. Assertio Therapeutics has also received subpoenas from the DOJ and the New York Department of Financial Services seeking documents and information regarding its historical sales and marketing of opioid products. Assertio Therapeutics also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. Assertio Therapeutics is cooperating with the foregoing governmental investigations and inquiries. These matters are described in “Item 8. Financial Statements and Supplementary Data - Note 13. Commitments and Contingencies.”

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
We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our former opioid products. Moreover, we recently settled coverage litigation with our primary product liability insurer regarding whether opioid litigation claims noticed by us are covered by our policies with such insurer. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 13. Commitments and Contingencies.” If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
We have obtained product liability insurance for sales of our products and any future clinical trials currently underway, but:

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
The manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, could adversely affect our business and our ability to commercialize our products, thereby adversely affecting our financial condition and results of operations. For example, various federal and state governmental entities, including the U.S. Department of Justice (DOJ) and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market or have marketed opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ, several state attorneys general, the New York Department of Financial Services and other state regulators seeking documentation and information in connection with Assertio Therapeutics’ historical sales and marketing of opioid products.

Any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to our products could adversely affect our ability to commercialize such products or otherwise adversely affect our business, results of operations, and financial condition and may result in increased administrative costs in responding to government inquiries.

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
Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any of the investigations of the DOJ, the attorneys general identified above, and the CDI, as well as the actions filed by states and municipalities against us, result in a finding that we engaged in wrongdoing, including sales and marketing practices for our former, current and/or future products that violate applicable laws and regulations, we would be subject to significant liabilities. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation. For additional information regarding potential liability, see also “ - Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to Assertio Therapeutics’ historical commercialization of opioids can adversely affect our business, financial condition and results of operations.”

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

For example, the ACA includes numerous provisions that affect pharmaceutical companies. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

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

We are subject to risks from liability for infringing the intellectual property of others.
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
In circumstances where we settle patent litigation claims asserted against generic drug companies, the terms of these settlements have the potential to generate new litigation, such as our recent litigation over a term of our Glumetza (metformin) ANDA settlement. Entry into other patent litigation settlement agreements subjects us to additional potential claims challenging these settlements under antitrust laws or other novel theories.

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
•require the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including working capital, business development activities, any future clinical trials and/or research and development, capital expenditures and other general corporate purposes;
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
We sell a significant amount of our products to a limited number of independent wholesale drug distributors. If we were to lose the business of one or more of these distributors, if any of these distributors failed to fulfill their obligations, if any of these distributors experienced difficulty in paying us on a timely basis, or if any of these distributors negotiated lower pricing or extended payment terms, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
Many health insurance plans and government programs reset annual limits on deductibles and out-of-pocket costs at the beginning of each calendar year and require participants to pay for substantially all of the costs of medical services and prescription drug products until such deductibles and annual out-of-pocket cost limits are met. In addition, enrollment in high-deductible health insurance plans has increased significantly in recent years. As a result of these factors, patients may delay filling or refilling prescriptions for our products or substitute less expensive generic products until such deductibles and annual out-of-pocket cost limits are met. Any reduction in the demand for our products, including those marketed by our commercialization partners as a result of the foregoing factors or otherwise, can adversely affect our business, operating results and financial condition.

Changes in fair value of contingent consideration obligation assumed as part of the Zyla Merger can adversely affect our results of operations.
Contingent consideration obligations arise from the INDOCIN Product and relate to the potential future contingent milestone payments and royalties payable under the respective agreements. The contingent consideration is initially recognized at its fair value on the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN Product revenues through January 2029 and discounted to present value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The significant assumptions used in the calculation of the fair value included projections of future INDOCIN Product revenues, revenue volatility, discount rate, and credit spread. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as product returns, rebates, evaluation of impairment of intangible assets, fair value of contingent consideration obligation and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, actual results could differ materially from these estimates. Refer to the Critical Accounting Policies and Significant Estimates section within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Future Product Development

Failure to obtain regulatory approval for our products, our raw materials or future product candidates, will limit our ability to commercialize our products, and our business will suffer.
The regulatory process is expensive and time consuming. Even after investing significant time and expenditures on clinical trials, we may not obtain regulatory approval of any future product candidates. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval, and the FDA may not agree with our methods of clinical data analysis or our conclusions regarding safety and/or efficacy. Significant clinical trial delays could impair our ability to commercialize any future products and could allow our competitors to bring products to market before we do. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections. Even if we receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product.

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
•our ability to successfully develop and execute our digital and non-personal sales and marketing strategies;
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

Our common stock may be delisted from the Nasdaq Capital Market if we are unable to maintain compliance with Nasdaq's continued listing standards.

Our common stock is listed on the Nasdaq Capital Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The Nasdaq Capital Market, including the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). If a deficiency with respect to this requirement continues for a period of 30 consecutive business days, Nasdaq may require us to satisfy a minimum bid price per share of our common stock of at least $1.00 for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with the Bid Price Rule. Although we are currently in compliance with the Bid Price Rule, we have been unable to comply with this rule in the past and for periods in 2021 our continued listing on the Nasdaq Capital Market required the grant of a grace period from Nasdaq and the implementation of a one-for-four reverse stock split. If we fail to comply with the Bid Price Rule in the future, there can be no assurance that we will be granted such grace periods or that we will be able to receive the necessary shareholder approval to implement an additional reverse stock split. In particular, we may encounter difficulties obtaining such shareholder approval due to our heavily retail investor shareholder base, which may also affect our ability to obtain shareholder approval of other significant corporate actions.

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

We may also be subject, from time to time, to other legal and business challenges in the operation of our company due to actions instituted by activist shareholders. Responding to such actions could be costly and time-consuming.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Lake Forest, Illinois, where we lease approximately 31,000 square feet of office space (the Lake Forest lease). We have the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease, which is on December 31, 2023

Prior to our corporate headquarters relocation in 2018, we had leased our previous corporate office in Newark, California (the Newark lease) which terminates at the end of November 2022 and will not be renewed. The Newark lease is currently partially subleased through the lease term.

In connection with the Zyla Merger, we assumed an operating lease for the corporate offices in Wayne, Pennsylvania, which terminated in February 2022. For additional information regarding the Lake Forest, Newark, and Wayne Leases, see “Item 8. Financial Statements and Supplementary Data - Note 12. Leases.”

ITEM 3.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see “Item 8. Financial Statements and Supplementary Data - Note 13. Commitments and Contingencies.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock trades on the Nasdaq Capital Market (Nasdaq) under the symbol “ASRT.” As of December 31, 2021, there were 24 shareholders of record for our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder. Accordingly, the number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the period covered by this Annual Report, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 – October 31, 2021	0	$0.00	N/A	N/A
November 1, 2021 - November 30, 2021	1,795	$1.36	N/A	N/A
December 1, 2021 - December 31, 2021	564	$1.42	N/A	N/A
Total	2,359	$1.38
(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under the our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6.  [RESERVED]

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

Overview

    We are a specialty pharmaceutical company that sells commercial products to wholesale distributors and specialty pharmacies in the United States. Our primary marketed products include:

INDOCIN® (indomethacin) Suppositories	A suppository form and oral solution of indomethacin used in the hospital as well as in the out-patient setting. Both products are nonsteroidal anti-inflammatory drug (NSAID), approved for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
CAMBIA® (diclofenac potassium for oral solution)
A prescription NSAID indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. CAMBIA can help patients with migraine pain, nausea, photophobia (sensitivity to light), and phonophobia (sensitivity to sound). CAMBIA is not a pill, it is a powder, and combining CAMBIA with water activates the medicine in a unique way.

Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing a prescription medicine, methotrexate. Methotrexate is used to:
• Treat certain adults with severe, active rheumatoid arthritis, and children with active polyarticular juvenile idiopathic arthritis (pJIA), after treatment with other medicines including non-steroidal anti-inflammatory drugs (NSAIDS) have been used and did not work well.

• Control the symptoms of severe, resistant, disabling psoriasis in adults when other types of treatment have been used and did not work well.
SPRIX® (ketorolac tromethamine) Nasal Spray
A prescription NSAID indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. SPRIX is a non-narcotic nasal spray provides patients with moderate to moderately severe short-term pain a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider (HCP).

Zipsor® (diclofenac potassium) Liquid filled capsules
A prescription NSAID used for relief of mild-to-moderate pain in adults (18 years of age and older). Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapid and consistently absorbed formulation of diclofenac.

Other commercially available products include OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

On December 15, 2021, we, through a newly-formed subsidiary, Otter Pharmaceuticals, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Antares Pharma, Inc. (“Antares”), and concurrently consummated the transaction. Pursuant to the terms of the Purchase Agreement, we acquired Antares’ rights, title and interest in and to Otrexup, including certain related assets, intellectual property, contracts, and product inventory for (i) $18.0 million in cash payable at the Closing, (ii) $16.0 million in cash payable on May 31, 2022 and (iii) and $10.0 million in cash payable on December 15, 2022.

On May 18, 2021, we effected a 1-for-4 reverse stock split of its issued and outstanding common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All common stock share and per-share data included in these financial statements have been retrospectively adjusted to reflect the effect of the reverse stock split for all periods presented

On February 9, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 5,650,000 shares of our common stock at a purchase price of $2.48 per share on a post stock split basis. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees and other offering expenses payable by us, we received net proceeds of approximately $13.1 million. On February 12, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 8,750,000 shares of our common stock at a purchase price of $3.92 per share on a post stock split basis. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees and other offering expenses payable by us, we received net proceeds of approximately $32.2 million. We intend to use proceeds from both offerings for general corporate purposes, including general working capital.

In September 2020, we terminated our Second Amended and Restated Nano-Reformulated Compound License Agreement (the “iCeutica License”), with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”). The iCeutica License allowed us to utilize certain technology and intellectual property related to iCeutica’s SOLUMATRIX technology and certain other rights of iCeutica. Effective the termination of the iCeutica License, we ceased manufacturing products using SOLUMATRIX technology and will sell through the remaining inventory.

On May 20, 2020, we completed a Merger (the Zyla Merger) with Zyla Life Sciences (Zyla) pursuant to an Agreement and Plan of Merger (Merger Agreement), dated as of March 16, 2020. Pursuant to the Zyla Merger, we acquired our current commercial products of INDOCIN Products, SPRIX, and OXAYDO, as well as ZORVOLEX®(diclofenac) and VIVLODEX® (meloxicam) (which are collectively known as the SOLUMATRIX® products).

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

Product sales allowances consist primarily of provisions for product returns, managed care rebates and government rebates (collectively, rebates), wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, and chargebacks. We consider products sales allowances to be variable consideration and estimate and recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. We use the most likely method in estimating product sales allowances. If actual future results vary from our estimates, we may need to adjust the estimates, which could have an effect on product sales and earnings in the period of adjustment.

We believe our estimates related to gross‑to‑net sales adjustments for product return allowances and rebates are judgmental and are subject to change based on our experience and certain quantitative and qualitative factors. We believe that our estimates related to gross‑to‑net sales adjustments for wholesaler and pharmacy fees and discounts, prompt payment discounts, patient discount programs and chargebacks do not have a high degree of estimation complexity or uncertainty as the related amounts are settled within a relatively short period of time.

Product Return - We allow customers to return product for credit with respect to that product within 6 months before and up to 12 months after the product expiration date. We estimate product returns and associated credit based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. We do not assume financial responsibility for returns of NUCYNTA previously sold by Janssen Pharma, Lazanda product previously sold by Archimedes Pharma US Inc., or for Otrexup product previously sold by Antares Pharma. Under the Commercialization Agreement with Collegium for NUCYNTA, the divestiture of Lazanda to Slán and the divestiture of Gralise to Alvogen, we are only financially responsible for product returns for products that were sold by us, which are identified by specific lot numbers.

Shelf lives, from the respective manufacture dates, for our products range from 24 months to 48 months. Because of the shelf life of our products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credit on a returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments. Product returns charged against gross sales were approximately $15.2 million in 2021.
Managed Care Rebates - We offer discounts under contracts with certain managed care providers. We generally pay managed care rebates one to three months after prescriptions subject to the rebate are filled. Managed care rebates charged against gross sales were approximately $8.9 million in 2021.
Government Rebates - We participate in both Medicaid and Medicare rebate programs. Medicaid provides assistance to certain low income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. We participate in the Medicare Part D Coverage Gap Discount Program under which it provides rebates on prescriptions that fall within the “donut hole” coverage gap. We generally pay Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled. Government rebates charged against gross sales were approximately $11.4 million in 2021.

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

On December 15, 2021, we completed the Otrexup Acquisition, which was accounted under ASC 805. See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

On May 20, 2020, we completed the Zyla Merger, which was accounted under ASC 805. See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Contingent Consideration Obligation

Pursuant to the May 2020 Zyla Merger, we assumed a contingent consideration obligation which is measured at fair value. We have an obligations to make contingent consideration payments for future royalties to Iroko based upon annual INDOCIN Product net sales over $20.0 million at a 20% royalty through January 2029.

At each reporting date, we re-measure the contingent consideration obligation to estimated fair value which is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN Product revenues through January 2029 and discounted to present value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The significant assumptions used in the calculation of the fair value include projections of future INDOCIN Product revenues including the probability assigned to the achievement of those projections, revenue volatility, discount rate, and credit spread. During the years ended December 31, 2021 and 2020, the Company recognized a charge of $3.9 million and $1.5 million, respectively, for the change in fair value of contingent consideration, which was recognized in Selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income. The significant assumptions used in the calculation of the fair value as of December 31, 2021 included revenue volatility of 35%, discount rate of 7.0%, credit spread of 5.2% and updated projections of future INDOCIN Product revenues.

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

As of December 31, 2021, we determined that there was an indicator of impairment present based on our market capitalization as of December 31, 2021 compared to our carrying value. After grouping the long-lived assets, including purchased developed technology and trademarks, at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, we estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. We then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset group. Based on this test, we determined that the estimated undiscounted cash flows were in excess of the carrying amount of the long-lived asset group and, accordingly, the long-lived asset group is fully recoverable.

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

We recognize tax liabilities in accordance with ASC Topic 740, Tax Provisions and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Refer to “Note 20. Income Taxes” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

RESULTS OF OPERATIONS

The following table reflects our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Revenues:
Product sales, net	$109,420	$92,090
Commercialization agreement, net	—	11,258
Royalties and milestones	2,579	1,519
Other revenue	(985)	1,408
Total revenues	111,014	106,275
Costs and expenses:
Cost of sales	15,832	19,872
Research and development expenses	—	4,213
Selling, general and administrative expenses	56,555	104,324
Amortization of intangible assets	28,114	24,783
Loss on impairment of goodwill	—	17,432
Restructuring charges	1,089	17,806
Total costs and expenses	101,590	188,430
Income (loss) from operations	9,424	(82,155)
Other (expense) income:
Interest expense	(10,220)	(15,926)
Other gain (loss)	243	(3,225)
Gain on sale of Gralise	—	126,655
Loss on debt extinguishment	—	(56,113)
Loss on sale of NUCYNTA	—	(14,749)
Total other (expense) income	(9,977)	36,642
Net loss before income taxes	(553)	(45,513)
Income tax (expense) benefit	(728)	17,369
Net loss and Comprehensive loss	$(1,281)	$(28,144)

Revenues

The following table reflects total revenues, net for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Product sales, net:
INDOCIN products (1)	$60,557	$31,684
CAMBIA	24,972	28,350
Zipsor	10,185	13,286
SPRIX (1)	8,676	11,077
Other products	5,030	7,693
Total product sales, net	109,420	92,090
Commercialization agreement revenue, net	—	11,258
Royalties and milestone revenue	2,579	1,519
Other revenue	(985)	1,408
Total revenues	$111,014	$106,275

(1)Products acquired in connection with May 20, 2020 Zyla Merger.
Product Sales, net

For the year ended December 31, 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. We began shipping and recognizing product sales for INDOCIN Products and SPRIX upon the Zyla Merger on May 20, 2020.

The increase in INDOCIN net products sales for the year ended December 31, 2021 of $28.9 million from $31.7 million to $60.6 million as compared to the same period in 2020 was primarily due to INDOCIN Products sales only beginning upon the Zyla Merger on May 20, 2020 as well the impact of the price increase in the fourth quarter of 2021.

CAMBIA net product sales for the year ended December 31, 2021 decreased $3.4 million from $28.4 million to $25.0 million as compared to the same period in 2020, primarily due to lower volume partially offset by favorable payor mix.

Zipsor net product sales for the year ended December 31, 2021 decreased $3.1 million from $13.3 million to $10.2 million as compared to the same period in 2020, primarily due to lower volume partially offset by favorable payor mix. Certain parties who have entered into settlement agreements with us will be able to market generic versions of Zipsor starting in 2022.

SPRIX net product sales for the year ended December 31, 2021 decreased $2.4 million from $11.1 million to $8.7 million as compared to the same period in 2020, primarily due to lower volume partially offset by the impact of 2020 as product sales only began upon the Zyla Merger on May 20, 2020.

Other products net sales includes product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020. In September 2020, we terminated our iCeutica License and as a result will no longer manufacture products using SOLUMATRIX technology and will sell through the remaining inventory.

Commercialization Agreement Revenue, net

We ceased recognizing commercialization revenue and related costs for NUCYNTA effective the closing of the transaction to divest our rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. During the year ended December 31, 2020, we recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue of $13.1 million partially offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement.

Royalties & Milestone

    In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the years ended December 31, 2021 and 2020, we recognized $2.5 million and $1.5 million of revenue related to CAMBIA in Canada, respectively.

Other Revenue

Other revenue consists of sales adjustments for previously divested products. Sales adjustments for previously divested products primarily include Gralise, which was divested in January 2020, as well as Nucynta and Lazanda, and were $(1.0) million and $1.4 million for the years ended December 31, 2021, and 2020, respectively.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs, product quality testing, internal employee costs related to the manufacturing process, distribution costs and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described below under “Amortization of Intangible Assets.” Fair value of inventories acquired through business combination or asset acquisition include an inventory step-up within the value of inventories. The inventory step-up value is amortized, as the related inventory is sold, and included in cost of sales.

Cost of sales decreased $4.0 million from $19.9 million to $15.8 million during the year ended December 31, 2021 as compared to the same period in 2020 primarily due to lower cost of sales as a result of the Gralise divestiture in the first quarter of 2020 and lower Zyla Merger related inventory step-up expense in current period, partially offset by higher net product sales.

During the year ended December 31, 2021 cost of sales include $0.6 million amortization of inventory step-up related to Zyla acquired inventories sold. The year ended December 31, 2020 cost of sales included $4.1 million of amortization of inventory step-up related to Zyla acquired inventories sold.

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

As a result of the December 2020 restructuring plan, we did not incur any research and development costs in 2021. Research and development expense decreased for the year ended December 31, 2021 as compared to the same period in 2020 primarily due to the completion of all material research and development activities in 2020.

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

Selling, general, and administrative expenses decreased $47.8 million from $104.3 million to $56.6 million for the year ended December 31, 2021, as compared to the same period in 2020 primarily due to lower employee costs in 2021 as a result of prior restructuring plans, one-time transaction costs in 2020 not repeating, receipt of insurance reimbursement in the first quarter of 2021 for previous opioid-related expenses, partially offset by additional expense for loss contingency provision recognized in 2021.

Intangible Assets

    The following table reflects amortization of intangible assets for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Amortization of intangible assets—INDOCIN	$12,842	$7,812
Amortization of intangible assets—CAMBIA	7,247	5,136
Amortization of intangible assets—SPRIX	5,571	3,389
Amortization of intangible assets—Zipsor	2,337	2,337
Amortization of intangible assets—OXAYDO	117	183
Amortization of intangible assets—NUCYNTA	—	5,926
Total amortization of intangible assets	$28,114	$24,783

Amortization expense during the year ended December 31, 2021 increased $3.3 million from $24.8 million to $28.1 million as compared to the same period in 2020 primarily due to the timing of Zyla Merger in May 2020 partially offset by the February 2020 divestiture of our rights, title and interest to the NUCYNTA franchise of products to Collegium. As a result, we derecognized the remaining carrying value of the NUCYNTA product rights and ceased recognizing related amortization.

Loss on Impairment of Goodwill and Intangible Asset

No impairment loss on goodwill was recognized during the year ended December 31, 2021. During the year ended December 31, 2020, we recognized an impairment loss of $17.4 million on goodwill to reduce the carrying value to its estimated fair value in accordance with ASC 350.

Restructuring Charges

We continually evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies in anticipation of changes in the business environment.

On December 15, 2020, we announced the December 2020 Plan which was designed to substantially reduce the Company’s operating footprint through the reduction of its staff at our headquarters office and remote sales force. We substantially completed the workforce reduction in the first quarter of 2021.

In May 2020, we began implementing reorganization plans of our workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth (Zyla Merger Reorganization). We completed the restructuring activities in 2020 and did not incur significant costs related to the Zyla Merger Reorganization in 2021. For the year ended December 31, 2021 restructuring charges incurred were $1.1 million. The restructuring charges cost and one-time termination costs incurred for the year ended December 31, 2020 were $17.8 million.

 Other (Expense) Income

    The following table reflects Other (expense) income: for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Interest expense	$(10,220)	$(15,926)
Other gain (loss)	243	(3,225)
Gain on sale of Gralise	—	126,655
Loss on debt extinguishment	—	(56,113)
Loss on sale of NUCYNTA	—	(14,749)
Total other (expense) income	$(9,977)	$36,642

Other (expense) income: changed by $46.6 million from other income of $36.6 million to other expense of $10.0 million for the year ended December 31, 2021 as compared to the same period in 2020 primarily due to the prior year gain on the sale of Gralise, loss on sale of NUCYNTA, loss on debt extinguishment and change in fair value of Collegium warrants not repeating. Sublease income offset by sublease expense is recorded in Other gain (loss) within the above table.

The following table reflects interest expense for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Interest payable on Convertible Notes	$6	$1,727
Interest payable on 13% Senior Secured Notes due 2024	10,020	6,870
Interest payable on Senior Notes	—	1,648
Amortization of debt discounts, and royalty rights	194	5,680
Other	—	1
Total interest expense	$10,220	$15,926

For the year ended December 31, 2021, total interest expense decreased $5.7 million as compared to the same period in 2020 primarily due the settlement of the remaining principal of our Senior Secured Notes and the repurchase of our 2021 and 2024 Convertible Notes in the third quarter of 2020 partially offset by interest expense associated with 13% Senior Secured Notes assumed from the Zyla Merger in May 2020.

Income Tax Provision

During the year ended December 31, 2021, we recorded an income tax expense of approximately $0.7 million, which represents an effective tax rate of (131.6)%. The difference between the income tax expense of $0.7 million and the tax at the statutory rate of 21% is principally due to the recording of a valuation allowance for current year movement in deferred tax assets.

During the year ended December 31, 2020, we recorded an income tax benefit of approximately $17.4 million, which represents an effective tax rate of 38.2%. The difference between the income tax benefit of $17.4 million and the tax at the statutory rate of 21.0% is principally due to the carryback of our 2020 federal net operating loss (“NOL”) to our 2018 and 2019 tax years under the NOL carryback provisions enacted as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in early 2020 and the current year reversal of valuation allowance related to the utilization of our deferred tax assets (“DTA”) to offset the deferred tax liabilities (“DTL”) of Zyla recorded through acquisition accounting.

LIQUIDITY AND CAPITAL RESOURCES

     Historically and through December 31, 2021, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On December 17, 2021, we entered into a Sales Agreement with Roth Capital Partners, LLC (“Roth”) as sales agent to sell shares of our common stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $25.0 million. Roth will be entitled to aggregate compensation equal to 3.0% of the gross sales price of the shares sold through it pursuant to the Sales Agreement. As of December 31, 2021, we have not sold any shares under this program.

On February 9, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 5,650,000 shares of our common stock at a purchase price of $2.48 per share on a post stock split basis. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees, we received net proceeds of approximately $13.1 million. On February 12, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 8,750,000 shares of our common stock at a purchase price of $3.92 per share on a post stock split basis. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees, we received net proceeds of approximately $32.2 million. We also incurred $0.5 million direct incremental cost to complete both registered direct offerings. We intend to use proceeds from both offerings for general corporate purposes, including general working capital.

We may incur operating losses in future years. We believe that our existing cash will be sufficient to fund our operations and make the required payments under our debt agreements due for the next twelve months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

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
•potential expenses relating to any litigation matters, including relating to Assertio Therapeutics’ prior opioid product franchise for which we have not accrued any reserves due to an inability to estimate the magnitude and/or probability of such expenses, and former drug Glumetza; and
•effects of the COVID-19 pandemic on our operations.

The inability to raise any additional capital that may be required to fund our future operations, payments due under our debt agreements, or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on our company.

The following table reflects summarized cash flow activities for the years ended December 31, 2021 and 2020 (in thousands)::

	Year ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$5,523	$(65,572)
Net cash (used in) provided by investing activities	(18,525)	512,801
Net cash provided by (used in) financing activities	29,026	(468,550)
Net increase (decrease) in cash and cash equivalents	$16,024	$(21,321)
Cash and cash equivalents at beginning of year	20,786	42,107
Cash and cash equivalents at end of period	$36,810	$20,786

Cash Flows from Operating Activities

Cash provided by operating activities was $5.5 million during the year ended December 31, 2021 compared to cash used of $65.6 million in the same period in 2020. The increase in cash provided from operating activities is primarily due to combination of lower net loss after non-cash adjustments and favorable working capital cash flows.

Cash Flows from Investing Activities

Cash used in investing activities was $18.5 million during the year ended December 31, 2021 which included $18.0 million paid related to the Otrexup acquisition. Cash provided from investing activities was $512.8 million during the year ended December 31, 2020, which included cash received for the sales of NUCYNTA, Gralise and Collegium warrants as well as cash acquired in Zyla Merger.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $29.0 million, which primarily consisted of proceeds from the registered direct offerings in February 2021 partially offset by payments of our debt as well as our contingent consideration obligation. Cash used in financing activities for the year ended December 31, 2020 was $468.6 million, which was primarily due to the settlement of our Senior Notes and the repurchase of our outstanding 2021 Notes and 2024 Notes.

Contractual Obligations

Our principal material cash requirements consist of obligations related to the deferred cash payments for Otrexup acquisition, debt obligations related to Secured Notes and Royalty Rights, continent consideration obligation, payments for rebates, returns and discounts, third-party consent payments, remaining compensation under our restructuring programs, and non-cancelable leases for our office space. Refer to Note 2, Note 10, Note 19, Note 1, Note 18, Note 11 and Note 12, respectively, to the accompanying Consolidated Financial Statements.

Additionally, we have non-cancelable contractual obligations for our purchase commitments, see Note 13 to the accompanying Consolidated Financial Statements.

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

ASSERTIO HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Assertio Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2022 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Contingent consideration
As described further in Note 2 and Note 19 to the consolidated financial statements, the Company's contingent consideration liability consists of future royalty payments to Iroko based on annual INDOCIN Product revenues over $20.0 million. The liability was assumed as a result of the May 2020 Zyla Merger and is $37.9 million as of December 31, 2021. The Company uses an option pricing model to estimate the fair value of the liability each reporting period, which requires significant management judgment given the use of significant unobservable inputs and assumptions. We identified the valuation of the contingent consideration liability as a critical audit matter.

The principal consideration for our determination that the valuation of the contingent consideration liability is a critical audit matter was the significant auditor judgment required to evaluate the projections of future INDOCIN Product revenues and the probability assigned to the achievement of agreed upon milestones, used to determine the fair value.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the valuation of the contingent consideration liability included the following, among others.

•We obtained an understanding and tested the design and operating effectiveness of relevant controls within the Company’s process to value the contingent consideration liability including the Company’s controls over the development of the projections.

•We evaluated the reasonableness of the Company’s assumptions related to revenue and the probability of achieving certain milestones by (1) comparing forecasts to current and historical results and (2) comparing Company forecasts to industry forecasts of peer companies.

•We involved our valuation professionals with specialized skills and knowledge, to evaluate key inputs and assumptions used to determine fair value, which included the projections as well as the probability weighting within the valuation model. Our valuation professionals compared the projections against historical, market and industry information and performed sensitivity analysis to determine if the information was reasonable.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.
Chicago, Illinois
March 10, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assertio Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Assertio Holdings, Inc. (the Company) as of December 31, 2020, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 1997 to 2021.

Chicago, Illinois
March 12, 2021,
except for the effects of the 1-for-4 reverse stock split and for the effect of the reclassification discussed in Note 1, as to which the date is
March 10, 2022

ASSERTIO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$36,810	$20,786
Accounts receivable, net	44,361	44,350
Inventories, net	7,489	11,712
Prepaid and other current assets	14,838	17,406
Total current assets	103,498	94,254
Property and equipment, net	1,527	2,437
Intangible assets, net	216,054	200,082
Other long-term assets	5,468	6,501
Total assets	$326,547	$303,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,685	$14,808
Accrued rebates, returns and discounts	52,662	63,114
Accrued liabilities	14,699	28,864
Long-term debt, current portion	12,174	11,942
Contingent consideration, current portion	14,500	6,776
Other current liabilities	34,299	7,182
Total current liabilities	135,019	132,686
Long-term debt	61,319	72,160
Contingent consideration	23,159	31,776
Other long-term liabilities	4,636	11,138
Total liabilities	224,133	247,760
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 44,640,444 and 28,392,149 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	3
Additional paid-in capital	531,636	483,456
Accumulated deficit	(429,226)	(427,945)
Total shareholders’ equity	102,414	55,514
Total liabilities and shareholders' equity	$326,547	$303,274

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenues:
Product sales, net	$109,420	$92,090
Commercialization agreement, net	—	11,258
Royalties and milestones	2,579	1,519
Other revenue	(985)	1,408
Total revenues	111,014	106,275
Costs and expenses:
Cost of sales	15,832	19,872
Research and development expenses	—	4,213
Selling, general and administrative expenses	56,555	104,324
Amortization of intangible assets	28,114	24,783
Loss on impairment of goodwill	—	17,432
Restructuring charges	1,089	17,806
Total costs and expenses	101,590	188,430
Income (loss) from operations	9,424	(82,155)
Other (expense) income:
Interest expense	(10,220)	(15,926)
Other gain (loss)	243	(3,225)
Gain on sale of Gralise	—	126,655
Loss on debt extinguishment	—	(56,113)
Loss on sale of NUCYNTA	—	(14,749)
Total other (expense) income	(9,977)	36,642
Net loss before income taxes	(553)	(45,513)
Income tax (expense) benefit	(728)	17,369
Net loss and Comprehensive loss	$(1,281)	$(28,144)
Basic net loss per share	$(0.03)	$(1.07)
Diluted net loss per share	$(0.03)	$(1.07)
Shares used in computing basic net loss per share	43,169	26,209
Shares used in computing diluted net loss per share	43,169	26,209

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Shareholders’ Equity
	Shares*	Amount*
Balances as of December 31, 2019	20,222	$2	$457,757	$(399,801)	$57,958
Issuance of common stock under employee stock purchase plan	46	—	87	—	87
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	234	—	(336)	—	(336)
Issuance of common stock upon exercise of warrant	1,521	—	—	—	—
Reacquisition of equity component of 2021 and 2024 Notes	—	—	(19,532)	—	(19,532)
Issuance of common stock in connection with the Zyla Merger	6,370	1	22,930	—	22,931
Issuance of warrants and stock options in conjunction with the Zyla Merger	—	—	11,626	—	11,626
Stock-based compensation	—	—	10,924	—	10,924
Net loss and Comprehensive loss	—	—	—	(28,144)	(28,144)
Balances as of December 31, 2020	28,393	3	483,456	(427,945)	55,514
Issuance of common stock upon exercise of options	73	—	193	—	193
Issuance of common stock in connection with stock offering	14,400	1	44,860	—	44,861
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	583	—	(418)	—	(418)
Issuance of common stock in conjunction with vesting of performance stock units	13	—	—	—	—
Issuance of common stock under employee stock purchase plan	4	—	—	—	—
Issuance of common stock upon exercise of warrant	1,192	—	—	—	—
Stock split fractional shares settlement	(18)	—	—	—	—
Stock-based compensation	—	—	3,545	—	3,545
Net loss and Comprehensive loss	—	—	—	(1,281)	(1,281)
Balances as of December 31, 2021	44,640	$4	$531,636	$(429,226)	$102,414

(*) Adjusted to reflect the 1-for-4 reverse stock split effected on May 18, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Operating Activities
Net loss	$(1,281)	$(28,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,077	26,431
Amortization of debt discount, debt issuance costs and royalty rights	194	5,680
Stock-based compensation	3,545	10,924
Provisions for inventory and other assets	1,368	3,817
Impairment of goodwill	—	17,432
Loss on disposal of equipment and early termination of leases	—	1,588
Income tax provision	—	(8,424)
Gain on sale of Gralise	—	(126,655)
Loss on sale of NUCYNTA	—	14,749
Loss on extinguishment of Convertible Notes	—	47,880
Loss on prepayment of Senior Notes	—	8,233
Recurring fair value measurement of assets and liabilities	3,913	5,129
Changes in assets and liabilities:
Accounts receivable	(11)	19,800
Inventories	4,268	(291)
Prepaid and other assets	3,079	10,797
Income taxes	522	(8,973)
Accounts payable and other accrued liabilities	(28,699)	(36,479)
Accrued rebates, returns and discounts	(10,452)	(29,066)
Net cash provided by (used in) operating activities	5,523	(65,572)
Investing Activities
Cash acquired in Zyla Merger	—	7,585
Proceeds from sale of NUCYNTA	—	368,965
Proceeds from sale of Gralise	—	130,261
Purchases of property and equipment	(53)	(10)
Purchase of Otrexup	(18,472)	—
Proceeds from sale of investments	—	6,000
Net cash (used in) provided by investing activities	(18,525)	512,801
Financing Activities
Payment of contingent consideration	(4,807)	(3,016)
Payment of Royalty Rights	(968)	(500)
Payments in connection with Senior Notes settlement	—	(171,775)
Payments in connection with convertible notes	(335)	(264,731)
Payment in connection with Series A-1 and A-2 debt	(9,500)	(14,750)
Payments on Promissory Note	—	(3,000)
Payments on Revolver	—	(10,000)
Proceeds from issuance of common stock	44,861	88
Proceeds from exercise of stock options	193	—
Shares withheld for payment of employee's withholding tax liability	(418)	(866)
Net cash provided by (used in) financing activities	29,026	(468,550)
Net increase (decrease) in cash and cash equivalents	16,024	(21,321)
Cash and cash equivalents at beginning of year	20,786	42,107
Cash and cash equivalents at end of period	$36,810	$20,786
Supplemental Disclosure of Cash Flow Information
Net cash refund of income taxes	$—	$1,136
Cash paid for interest	$10,124	$17,598
Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of Otrexup intangible assets	$26,021	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In May 2020, Assertio Therapeutics, Inc. implemented a holding company reorganization through which Assertio Therapeutics, Inc. became a subsidiary of Assertio Holdings, Inc. (Assertio Reorganization) and, subsequently, Assertio Holdings, Inc. merged with Zyla Life Sciences (Zyla) in a transaction we refer to as the “Zyla Merger.” Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings, Inc. and/or its applicable subsidiary or subsidiaries.

Assertio is a specialty pharmaceutical company that sells commercial products to wholesale distributors and specialty pharmacies in the United States (“U.S.”). The Company’s primary marketed products include:

INDOCIN® (indomethacin) Suppositories	A suppository form and oral solution of indomethacin used in the hospital as well as in the out-patient setting. Both products are nonsteroidal anti-inflammatory drug (NSAID), approved for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
CAMBIA® (diclofenac potassium for oral solution)
A prescription NSAID indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. CAMBIA can help patients with migraine pain, nausea, photophobia (sensitivity to light), and phonophobia (sensitivity to sound). CAMBIA is not a pill, it is a powder, and combining CAMBIA with water activates the medicine in a unique way.

Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing a prescription medicine, methotrexate. Methotrexate is used to:
• Treat certain adults with severe, active rheumatoid arthritis, and children with active polyarticular juvenile idiopathic arthritis (pJIA), after treatment with other medicines including non-steroidal anti-inflammatory drugs (NSAIDS) have been used and did not work well.

• Control the symptoms of severe, resistant, disabling psoriasis in adults when other types of treatment have been used and did not work well.
SPRIX® (ketorolac tromethamine) Nasal Spray
A prescription NSAID indicated in adult patients for the short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. SPRIX is a non-narcotic nasal spray provides patients with moderate to moderately severe short-term pain a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider (HCP).

Zipsor® (diclofenac potassium) Liquid filled capsules
A prescription NSAID used for relief of mild-to-moderate pain in adults (18 years of age and older). Zipsor uses proprietary ProSorb® delivery technology to deliver a finely dispersed, rapid and consistently absorbed formulation of diclofenac.

Other commercially available products include OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

On December 15, 2021, the Company, through a newly-formed subsidiary, Otter Pharmaceuticals, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Antares Pharma, Inc. (“Antares”), and concurrently consummated the transaction. Pursuant to the terms of the Purchase Agreement, the Company acquired Antares’ rights, title and interest in and to Otrexup, including certain related assets, intellectual property, contracts, and product inventory for (i) $18.0 million in cash paid at closing, (ii) $16.0 million in cash payable on May 31, 2022 and (iii) and $10.0 million in cash payable on December 15, 2022.

On February 9, 2021, the Company completed a registered direct offering with certain institutional investors and accredited investors to sell 5,650,000 shares of our common stock at a purchase price of $2.48 per share on a post stock split basis. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees and other offering expenses payable by the Company, Assertio received net proceeds of approximately $13.1 million. On February 12, 2021, the

Company completed a registered direct offering with certain institutional investors and accredited investors to sell 8,750,000 shares of our common stock at a purchase price of $3.92 per share on a post stock split basis. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees and other offering expenses payable by the Company, Assertio received net proceeds of approximately $32.2 million. The Company intends to use proceeds from both offerings for general corporate purposes, including general working capital.

In September 2020, the Company terminated its Second Amended and Restated Nano-Reformulated Compound License Agreement as of January 27, 2020 (the “iCeutica License”), with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”). The iCeutica License allowed the Company to utilize certain technology and intellectual property related to iCeutica’s SOLUMATRIX technology and certain other rights of iCeutica. Effective the termination of the iCeutica License, the Company ceased manufacturing products using SOLUMATRIX technology and will sell through its remaining inventory.

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

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations for annual reporting. Certain amounts in prior periods have been reclassified to conform with current period presentation.

In connection with the preparation of the financial statements for the year ended December 31, 2021, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within twelve months after the date of the issuance of these financial statements noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

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

Revenue Reclassification

During the third quarter of 2021, the Company made certain reclassifications within Total Revenues related to product sales adjustments for previously divested products. Product sales adjustments for previously divested products were reclassified from Product sales, net to Other revenue on the Consolidated Statements of Comprehensive Income, which impacted previously reported amounts for the year ended December 31, 2020. The reclassifications were made so the line item Product sales, net would reflect net sales of the Company’s current commercialized products. Prior period results were recast to conform with these changes and resulted in an increase to Other revenue and an equal and offsetting decrease to Product sales, net of $1.4 million for the year ended December 31, 2020, respectively. Total net revenue as previously reported remains unchanged.

Impact of COVID-19 on our Business

Following the outbreak of COVID-19 during early 2020, the Company’s priority was and remains the health and safety of its employees, their families, and the patients it serves. Because COVID-19 impacted the Company’s ability to see in-person providers who prescribe our products, the Company transformed its commercial approach during 2020 and increased virtual visits, ultimately eliminating its in-person sales force in favor of a digital sales strategy. Additionally, due to the limitations on elective surgeries and changes in patient behavior since the outbreak of COVID-19, the Company has experienced a decline and subsequent volatility in prescriptions associated with those elective procedures. The extent to which the Company’s operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including actions by government authorities to contain the outbreak, the emergence of new COVID-19 variants and the related potential for new surges in infections and the impacts of increases in virtual physician visits on prescriber behavior. For example, although many public health restrictions have eased, future surges could result in additional restrictions or other factors that may contribute to decreases in elective procedures. The impact of the pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact its liquidity. The Company does not yet know the full extent of potential delays or impacts on its business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which it relies, including suppliers and distributors.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as product returns, rebates, evaluation of impairment of intangible assets, fair value of contingent consideration obligation and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company, actual results could differ materially from these estimates.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets, including property and equipment and product rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Pursuant to ASC 360, Impairment Testing: Long Lived Assets Classified as Held and Used, the Company groups its long-lived assets, including purchased developed technology and trademarks, at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The Company estimates the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss is calculated as the excess of the carrying amount over the fair value.

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

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied. The Company assesses the term of the contract based upon the contractual period in which the Company has enforceable rights and obligations.

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

Product Returns - The Company allows customers to return product for credit with respect to that product within six months before and up to twelve months after its product expiration date. The Company estimates product returns and associated credit on Zipsor, CAMBIA, NUCYNTA, Gralise, Lazanda and products acquired from Zyla, INDOCIN Products, ZORVOLEX, VIVLODEX and OXAYDO. Estimates for returns are based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. The Company did not assume financial responsibility for returns of NUCYNTA previously sold by Janssen Pharma or Lazanda product previously sold by Archimedes Pharma US Inc. Under the Commercialization Agreement with Collegium for NUCYNTA, the divestiture of Lazanda to Slán and the divestiture of Gralise to Alvogen, the Company is only financially responsible for product returns for product that were sold by the Company, which are identified by specific lot numbers.

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

Managed Care Rebates - The Company offers discounts under contracts with certain managed care providers. The Company generally pays managed care rebates one to three months after prescriptions subject to the rebate are filled.

Government Rebates - The Company participates in both Medicaid and Medicare rebate programs. Medicaid provides assistance to certain low income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. The Company participates in the Medicare Part D Coverage Gap Discount Program under which it provides rebates on prescriptions that fall within the “donut hole” coverage gap. The Company generally pays Medicare Part D Coverage Gap rebates two to three months after the quarter in which prescriptions subject to the rebate are filled.

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

Contingent Consideration Obligation

Pursuant to the May 2020 Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has an obligations to make contingent consideration payments for future royalties to Iroko based upon annual INDOCIN Product net sales over $20.0 million at a 20% royalty through January 2029.

At each reporting date, the Company re-measures the contingent consideration obligation to estimated fair value and any resulting change is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.

Leases
In accordance with ASC 842, Leases, the Company assesses contracts for lease arrangements at inception. Operating right-of-use (ROU) assets and liabilities are recognized at the lease commencement date equal to the present value of future lease payments using the implicit, if readily available, or incremental borrowing rate based on the information readily available at the commencement date. ROU assets include any lease payments as of commencement and initial direct costs but exclude any lease incentives. Lease and non-lease components are generally accounted for separately and the Company recognizes operating lease expense straight-line over the term of the lease. Operating leases are included in Other long-term assets, Other current liabilities, and Other long-term liabilities in the Consolidated Balance Sheet.

    The Company accounts for operating leases with an initial term of twelve months or less on a straight-line basis over the lease term in the Consolidated Statements of Comprehensive Income.

Stock Based Compensation

    The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s employee stock purchase plan (ESPP), which was terminated in June 2021. The Company accounts for forfeitures as they occur for each type of award. Stock-based compensation expense related to restricted stock unit awards (RSUs) is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period.

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

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2021 and 2020 were $1.8 million and $0.4 million, respectively.

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

Concentration of Risk

The Company is subject to credit risk from its accounts receivable related to product sales. The three large, national wholesale distributors represent the vast majority of the Company’s business and represented the following percentage of consolidated revenue by customer and the percentage accounts receivable by customer related to product shipments for the years ended December 31, 2021 and 2020.

	Consolidated revenue		Accounts receivable related to product sales
	2021	2020	2021	2020
Cardinal Health	34%	42%	44%	53%
McKesson Corporation	24%	14%	23%	20%
AmerisourceBergen Corporation	26%	13%	29%	18%
Collegium	—%	11%	—%	—%
All others	16%	20%	4%	9%
Total	100%	100%	100%	100%

Accounts receivable balances related to product sales were $43.8 million and $40.8 million for the years ended December 31, 2021 and 2020, respectively. To date, the Company has not experienced any significant bad debt losses with respect to the collection of its accounts receivable and believes that its accounts receivable balances are collectible.

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
•Otrexup - Antares Pharma, Inc. and Pharmascience Inc.
•SPRIX - Jubilant HollisterStier LLC and Sharp Packaging Solutions
•Zipsor - Catalent Ontario Limited (Catalent) and Mikart Inc.
•OXAYDO - UPM Pharmaceuticals, Inc.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted this standard on January 1, 2020 and updated its internal controls to include certain forward-looking considerations in the current process of developing and recognizing credit losses for in scope financial assets. Refer to “Note 8. Other Long Term Assets for further discussion on impact of adopting ASU 2016-13.

In June 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (ASU 2018-18), which clarifies the interaction between ASC 808, Collaborative Arrangements (ASC 808) and ASC 606, Revenue from Contracts with Customers (ASC 606). The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. The Company adopted the standard as of January 1, 2020 and have applied modified retrospective transition method to the date of initial application of ASC 606. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Accounting for Cloud Computing Arrangements (Subtopic 350-40), which provides new guidance on the accounting for implementation, set-up, and other upfront costs incurred in a hosted cloud computing arrangement. Under the new guidance, entities will apply the same criteria for capitalizing implementation costs as they would for an internal-use software license arrangement. Effective January 1, 2020, the Company adopted the standard using the prospective approach to eligible costs incurred on or after the date of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement Disclosure Framework (ASU 2018-03), which is part of a broader disclosure framework project by the FASB to improve the effectiveness of disclosures by more clearly communicating the information to the user. The Company adopted the standard as of January 1, 2020 and included these disclosures in the consolidated financial statements. The additional elements of this release did not impact the Company's consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect on its consolidated financial statements.

NOTE 2. ACQUISITIONS

Otrexup Acquisition

On December 15, 2021, the Company, through a newly-formed subsidiary, Otter Pharmaceuticals, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Antares Pharma, Inc. (“Antares”), and concurrently consummated the transaction. Pursuant to the terms of the Purchase Agreement, the Company acquired Antares’ rights, title and interest in and to Otrexup, including certain related assets, intellectual property, contracts, and product inventory for (i) $18.0 million in cash paid at closing, (ii) $16.0 million in cash payable on May 31, 2022 and (iii) and $10.0 million in cash payable on December 15, 2022.

The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of Otrexup (in thousands):

Cash paid to Antares at closing	$18,000
Deferred cash payment due in May and December 2022	26,021
Transaction costs	1,478
Total purchase price of assets acquired	$45,499

The acquisition of Otrexup has been accounted for as an asset acquisition in accordance with FASB ASC 805-50. The Company accounted for the acquisition of Otrexup as an asset acquisition because substantially all of the fair value of the assets acquired is concentrated in a single asset, the Otrexup product rights. The Otrexup products rights consist of certain patents and trademarks, at-market contracts and regulatory approvals, customer lists, marketing assets, and other records, and are considered a single asset as they are inextricably linked. ASC 805-10-55-5A includes a screen test, which provides that if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired are not considered to be a business. As an asset acquisition, the cost to acquire the group of assets, including transaction costs, is allocated to the individual assets acquired or liabilities assumed based on their relative fair values. The relative fair values of identifiable assets from the acquisition of Otrexup are based on estimates of fair value using assumptions that the Company believes is reasonable.

The following table summarizes the fair value of assets acquired in the acquisition of Otrexup (in thousands):

Inventories	$1,413
Intangible assets (Otrexup product rights)	44,086
Total assets acquired	$45,499

The Otrexup product rights will be amortized over an 8 year period. As of December 31, 2021, cash payable to Antares in 2022 of $26.0 million is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

Zyla Life Sciences Merger

On May 20, 2020, Assertio completed the Zyla Merger pursuant to the Agreement and Plan of Merger dated March 16, 2020. Upon consummation of the Zyla Merger, each issued and outstanding share of Zyla common stock converted into 2.5 shares of Assertio Holding’s common stock (the Exchange Ratio) on a pre-stock split basis, and each outstanding option or warrant to purchase Zyla common stock converted into the right to purchase shares of Assertio’s common stock. The company accounted for the Zyla Merger using the acquisition method of accounting under ASC 805.

The following table reflects the acquisition date fair value of the consideration transferred with respect to the Zyla Merger:

Total number of Company ordinary shares issued	6,369,635
Assertio share price as of May 20, 2020	$3.60
Fair value of common shares issued (in thousands)	$22,931
Fair value of warrants and stock options issued (in thousands) (1)	$11,626
Taxes paid by the Company on behalf of Zyla (in thousands)	529
Total purchase consideration (in thousands)	$35,086
(1) Represents 1,243,091 of Zyla warrants outstanding as of May 20, 2020 at the Exchange Ratio or 3,107,728 Company warrants. The Company’s warrants were valued using the Company’s share price of $3.60 as of May 20,2020. As these shares are exercisable at any time at an exercise price of $0.0016 per share and Assertio issued replacement awards for these shares, these shares represent consideration transferred.

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

The following table reflects the initial preliminary and final fair values of the assets acquired and liabilities assumed, and measurement period adjustments during the year ended December 31, 2020, as of the acquisition date (in thousands):

	Initial Preliminary Purchase Price Allocation (PPA) to Fair Value	Measurement period adjustments	Final PPA to Fair Value
Cash	$7,585	$—	$7,585
Accounts receivable	23,133	—	23,133
Inventories	26,742	(12,481)	14,261
Property and equipment	4,512	(3,016)	1,496
Intangible assets	160,900	32,500	193,400
Other assets	9,629	(1,964)	7,665
Total identifiable assets acquired	$232,501	$15,039	$247,540
Accounts payable	21,574	—	21,574
Accrued rebates, returns and discounts	33,254	—	33,254
Other accrued liabilities	15,434	8,424	23,858
Contingent consideration (a)	29,400	10,500	39,900
Debt (b)	111,900	(600)	111,300
Total liabilities assumed	$211,562	$18,324	$229,886
Net identifiable assets acquired	20,939	(3,285)	17,654
Goodwill (c)	14,147	3,285	17,432
Net assets acquired	$35,086	$—	$35,086

(a) Contingent consideration obligation was recognized and measured at an estimated fair value as of the acquisition date. The contingent consideration liability assumed is the result of Zyla’s previous acquisition of INDOCIN Products. The liability assumed included contingent consideration related to royalties payable in the form of an earnout provision based on INDOCIN Product revenue estimates and a probability assessment with respect to the likelihood of achieving the level of net sales that would trigger the contingent payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will subsequently re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

(b) The fair value of acquired debt is comprised of the following (in thousands):

13% Senior Secured Note due 2024	$95,000
Royalty rights obligation	3,300
Promissory note	3,000
Credit agreement	10,000
Total debt	$111,300

Upon the Zyla Merger, the Company assumed and immediately paid off a $3.0 million promissory note. The promissory note was scheduled to mature on July 31, 2020. Additionally upon the Zyla Merger, the Company assumed and immediately paid off a $10.0 million credit agreement. The credit agreement was recognized by Zyla as a related party transaction as the lenders were also holders of a portion of the Zyla’s 13% Notes that were issued on January 31, 2019. The Credit Agreement was scheduled to mature on March 20, 2022. See Note 10, Debt, for further information regarding assumed Debt.
(c) The Company recognized $17.4 million of goodwill which represents the fair value of assets net of the fair value of liabilities assumed in excess of consideration paid. Goodwill arising from the Zyla Merger is not expected to be deductible for tax purposes and is subject to material revision as the purchase price allocation is completed. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Zyla. Refer “Note 7. Intangible Assets” for discussions around related goodwill impairment.

Stock-based Compensation Plan

On June 4, 2020, the Company filed a Registration Statement with the SEC to register the Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan (the 2019 Zyla Plan). The 2019 Zyla Plan was assumed in connection with the Zyla Merger. Pursuant to the Zyla Merger Agreement, each outstanding Zyla stock option was cancelled and converted into a stock option to purchase the Company’s Common Stock on the same terms and conditions with (1) the number of shares of Company Common Stock subject to each such option equal to (i) the number of shares of the common stock subject to the option multiplied by (ii) the Merger Exchange Ratio, which was 2.5, rounded on pre-stock split basis, if necessary, to the nearest whole share and (2) an exercise price per share (rounded to the nearest whole cent) equal to the original exercise price of the Zyla stock option divided by (B) the Exchange Ratio. This resulted in the issuance of 1.3 million options with an average fair market value of $2.48 per share value on a post stock split basis, of which $0.4 million was recognized as merger consideration. The term of Zyla options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over three years at the rate of at least 33%, by the end of the first year and then ratably in monthly installments over the remaining vesting period of the stock option.

Warrant Agreements

Upon the Zyla Merger, the Company assumed Zyla’s warrant agreements (the “Warrant Agreements”) with Iroko Pharmaceuticals, Inc. (“Iroko”) certain of Iroko’s affiliates and certain other parties entitled to receive shares of the Company’s common stock as consideration pursuant to Zyla’s prior agreements or in satisfaction of certain claims pursuant to the Zyla’s prior reorganization plan. The warrants are exercisable at any time at an exercise price of $0.0016 per share, subject to certain ownership limitations including, with respect to Iroko and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months. All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified.

Pro Forma Information

Supplemental unaudited proforma information is based upon accounting estimates and judgments that the Company believes are reasonable. This supplemental unaudited pro forma financial information has been prepared for comparative purposes only, and is not necessarily indicative of what actual results would have occurred, or of results that may occur in the future. The following table reflects the pro forma consolidated total revenues and net loss for the periods presented, as if the acquisition of Zyla had occurred on January 1, 2020.

Unaudited
Twelve Months Ended December 31,
2020
Total revenues	$131,969

Net loss	$(60,105)

The unaudited proforma financial results for the year ended December 31, 2020 reflect adjustments directly attributed to the business combination and the Company’s divestiture of NUCYNTA and Gralise. See Note 3, Revenue, for revenue for the period since the acquisition date to December 31, 2020 related to Zyla acquired products. As the Company operates as one operating entity, earnings of Zyla since the acquisition date are impractical to calculate separate from the consolidated company.
NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Product sales, net:
INDOCIN products (1)	$60,557	$31,684
CAMBIA	24,972	28,350
Zipsor	10,185	13,286
SPRIX (1)	8,676	11,077
Other products	5,030	7,693
Total product sales, net	109,420	92,090
Commercialization agreement revenue, net	—	11,258
Royalties and milestone revenue	2,579	1,519
Other revenue	(985)	1,408
Total revenues	$111,014	$106,275
(1)Products acquired in connection with the May 20, 2020 Zyla Merger

Product Sales, net

For the year ended December 31, 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. The Company began shipping and recognizing product sales for INDOCIN Products and SPRIX upon the Zyla Merger on May 20, 2020.

Other product net sales primarily includes product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020.

The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers. As of December 31, 2021, contract liabilities were $0.3 million and included in Other Current Liabilities on the Consolidated Balance Sheet.

Commercialization Agreement Revenue, net

The Company ceased recognizing commercialization revenue and related costs for NUCYNTA effective the closing of the transaction to sell its rights, title and interest in and to the NUCYNTA franchise to Collegium on February 13, 2020. In connection with the sale, the Commercialization Agreement terminated at closing with certain specified provisions of the Commercialization Agreement surviving in accordance with the terms of the purchase agreement. During the year ended December 31, 2020, the Company recognized net revenue from the Commercialization Agreement of $11.3 million. This included variable royalty revenue of $13.1 million offset by the amortization of the $1.8 million net contract asset in connection with the termination of the Commercialization Agreement.

Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $2.5 million and $1.5 million, respectively, for the years ended December 31, 2021, and 2020.

Other Revenue
Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross to-net sales allowances) and can result in reductions to total revenue during the period. Sales adjustments for previously divested products primarily include Gralise, which was divested in January 2020, Nucynta and Lazanda and were $(1.0) million and $1.4 million for the years ended December 31, 2021, and 2020, respectively.
NOTE 4. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Receivables related to product sales, net	$43,753	$40,784
Receivables from Collegium	608	3,566
Total accounts receivable, net	$44,361	$44,350

As of December 31, 2021 and 2020, allowances for cash discounts for prompt payment were $0.9 million and $1.3 million, respectively.

NOTE 5. INVENTORIES, NET

The following table reflects the components of inventory, net as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Raw materials	$1,242	$1,136
Work-in-process	823	1,340
Finished goods	5,424	9,236
Total Inventories, net	$7,489	$11,712

As of December 31, 2021 and 2020 inventory reserves were $3.7 million and $2.3 million, respectively.

NOTE 6. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Furniture and office equipment	$2,733	$2,680
Laboratory equipment	20	20
Leasehold improvements	10,523	10,523
	13,276	13,223
Less: Accumulated depreciation and amortization	(11,749)	(10,786)
Property and equipment, net	$1,527	$2,437

Depreciation expense was $1.0 million, and $1.6 million for the years ended December 31, 2021 and 2020, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

NOTE 7. INTANGIBLE ASSETS

Intangible Assets

The following table reflects the gross carrying amounts and net book values of intangible assets as of December 31, 2021 and 2020 (dollar amounts in thousands):

	December 31, 2021				December 31, 2020
Product rights	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
INDOCIN	10.4	$154,100	$(20,654)	$133,446	$154,100	$(7,812)	$146,288
Otrexup	8.0	44,086	—	44,086	—	—	—
SPRIX	5.4	39,000	(8,960)	30,040	39,000	(3,389)	35,611
CAMBIA	1.0	51,360	(43,410)	7,950	51,360	(36,163)	15,197
Zipsor	0.2	27,250	(26,718)	532	27,250	(24,381)	2,869
Oxaydo	0.0	300	(300)	—	300	(183)	117
Total Intangible Assets		$316,096	$(100,042)	$216,054	$272,010	$(71,928)	$200,082

Amortization expense was $28.1 million and $24.8 million for the years ended December 31, 2021 and 2020, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022	$32,406
2023	23,924
2024	23,924
2025	23,924
Thereafter	111,876
Total	$216,054

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

NOTE 8. OTHER LONG TERM ASSETS

The following table reflects other long-term assets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Investment, net	$1,579	$1,579
Operating lease right-of-use assets	735	1,955
Prepaid asset and deposits	2,456	1,936
Other	698	1,031
Total other long-term assets	$5,468	$6,501

Investment, net as of December 31, 2021 and 2020 consists of the Company’s investment in NES Therapeutic, Inc. (NES). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (Note Agreement) with NES. Pursuant the terms of the Note Agreement, the Company purchased a $3.0 million Convertible Secured Promissory Note (NES Note) for $3.0 million which accrues interest annually at a rate of 10% on $3.0 million principal, with both the principal and accrued interest due at maturity on August 2, 2024. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) FDA acceptance of the NDA, (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES.

As a result of the Company’s adoption of ASU 2016-13 Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company estimated an expected credit loss of approximately $1.9 million on the NES Note including accrued interest, which was recognized in Other (expense) income in the Company’s Consolidated Statement of Comprehensive Income in the first quarter of 2020. To calculate the expected credit loss allowance, the Company utilized a probability-of-default method (PDM). This process estimates the probability of the loan being successfully paid back or converted into equity based on certain qualified events. The Company’s expected credit losses can vary from period to period based on several factors, such as progress of the medical research and FDA submission, and overall economic environment and the ability of the investee to fund its operations. As of December 31, 2021, the Company continues to assess an estimated $1.9 million expected credit loss on the NES Note based on evaluation of probability of default that exist.

NOTE 9. ACCRUED LIABILITIES

The following table reflects accrued liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accrued compensation	$4,122	$5,498
Accrued restructuring	828	8,744
Other accrued liabilities	8,062	12,829
Interest payable	1,687	1,793
Total accrued liabilities	$14,699	$28,864

NOTE 10. DEBT

The following table reflects the Company’s debt as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
13% Senior Secured Note due 2024	$70,750	$80,250
Royalty rights obligation	2,743	3,533
2.50% Convertible Notes due 2021	—	335
Total principal amount	73,493	84,118

Unamortized debt discounts	—	(16)
Carrying value	73,493	84,102
Less: current portion of long-term debt	(12,174)	(11,942)
Net, long-term debt	$61,319	$72,160

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

Pursuant to the Supplemental Indenture, Assertio and its restricted subsidiaries must also comply with certain covenants, including limitations on the issuance of debt; the issuance of preferred and/or disqualified stock; the payment of dividends and other restricted payments; the prepayment, redemption or repurchase of subordinated debt; mergers, amalgamations or consolidations; engaging in certain transactions with affiliates; and the making of investments. In addition, the Issuer must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the Secured Notes divided by 9.5 and (2) $7.5 million. The Company was in compliance with its covenants with respect to the Secured Notes as of December 31, 2021.

The Company had Senior Secured Notes obligations of $70.8 million as of December 31, 2021, with $9.5 million classified as current and $61.3 million classified as non-current debt in the Company’s Consolidated Balance Sheets.

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

The Company has Royalty Rights obligations of $2.7 million as of December 31, 2021, with $2.6 million classified as current and $0.1 million classified as non-current debt in the Company’s Consolidated Balance Sheets.

The accounting for the Royalty Rights requires the Company to make certain estimates and assumptions about the future net sales. The estimates of the magnitude and timing of net sales are subject to significant variability due to the extended time period associated with the financing transaction and are thus subject to significant uncertainty.

Convertible Notes

2.50% Convertible Senior Notes Due 2021

 On September 9, 2014, the Company issued $345 million aggregate principal amount of 2.50% Convertible Senior Notes Due 2021 (the 2021 Notes). The 2021 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture dated September 9, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the Trustee), and mature on September 1, 2021, unless earlier converted, redeemed, or repurchased. The 2021 Notes bear interest at the rate of 2.50% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2015.

On February 19, 2020, the Company entered into purchase agreements with a limited number of holders of the Company’s outstanding 2021 Notes to repurchase $102.5 million aggregate principal amount of 2021 Notes. On April 8, 2020, the Company completed its public tender offers to purchase the $42.1 million in aggregate principal amount outstanding 2021 Notes. As of December 31, 2020, only $0.3 million in aggregate principal amount of the 2021 Notes were outstanding and were classified as part of current portion of long-term debt on the Company’s Consolidated Balance Sheets. On September 1, 2021, the remaining $0.3 million in aggregate principal amount of the 2021 Notes matured and were paid. As of December 31, 2021, there were no outstanding aggregate principal amounts of the 2021 Notes.

5.00% Convertible Senior Notes Due 2024

    On August 13, 2019, the Company issued $120.0 million aggregate principal of Convertible Senior Notes Due 2024 (the 2024 Notes). On February 19, 2020, the Company entered into purchase agreements with a limited number of holders of the Company’s outstanding 2024 Notes to repurchase $85.5 million aggregate principal amount of 2024 Notes.

On April 8, 2020, the Company completed its public tender offers to purchase the remaining $34.5 million in aggregate principal amount outstanding 2024 Notes. As of December 31, 2021 and 2020, there were no outstanding aggregate principal amount of the 2024 Notes.

Senior Secured Notes

On April 2, 2015, the Company issued $575.0 million aggregate principal amount of senior secured notes pursuant to a Note Purchase Agreement dated March 12, 2015 (Note Purchase Agreement). On February 13, 2020, the Company repaid in full all outstanding indebtedness, and terminated all commitments and obligations, under its Note Purchase Agreement.

Interest Expense

Debt discount and royalty rights are amortized as interest expense using the effective interest method. The following table reflects debt related interest included in the Interest expense in the Company’s Consolidated Statements of Comprehensive Income as of December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Interest payable on Convertible Notes	$6	$1,727
Interest payable on 13% Senior Secured Notes due 2024	10,020	6,870
Interest payable on Senior Notes	—	1,648
Amortization of debt discounts, and royalty rights	194	5,680
Total interest expense	$10,220	$15,925

NOTE 11. RESTRUCTURING CHARGES

The Company continually evaluates its operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

On December 15, 2020, the Company announced the December 2020 Plan which was designed to substantially reduce the Company’s operating footprint through the reduction of its workforce. The reorganization plan included a reduction of staff at our headquarters office and remote sales force. As a result, $9.6 million of severance and benefits costs and $1.6 million of other exit costs, including $0.9 million related to the write off of fixed assets no longer in use and $0.7 million related to the early termination of fleet leases, were recognized as restructuring charges, related to the December 2020 Plan, during the year ended December 31, 2020. The Company completed the workforce reduction in 2021 and recognized $0.9 million of severance and benefits costs and $0.2 million of other exit costs during the year ended December 31, 2021

In May 2020, the Company began implementing reorganization plans of its workforce and other restructuring activities to realize the synergies of the Zyla Merger and to re-align resources to strategic areas and drive growth (Zyla Merger Reorganization). The Company completed the restructuring activities in 2020 and incurred $5.6 million of severance and benefits costs, which includes $1.0 million of stock-based compensation expense associated with equity modifications for certain executives, and $0.2 million of other exit costs were incurred during the year ended December 31, 2020. The Company did not incur significant costs related to the Zyla Merger Reorganization in 2021.

In April 2020, the Company executed a limited reduction to its sales force due to the impact of COVID-19 on its ability to see in-person providers who prescribe our products. As a result, $0.3 million of severance and benefits costs and $0.3 million of other costs were recognized as restructuring charges during the year ended December 31, 2020. This initiative was completed during 2020.

In November 2019, the Company announced an acceleration of cost-saving initiatives that included a decision to discontinue its relationship with its contract sales organization, a reduction in the use of certain outside vendors and consultants, and the reorganization of certain functions resulting in a reduction of staff at its headquarters office and remote positions during the fourth quarter of 2019 (the 2019 Plan). As a result, $0.2 million of severance and benefits costs for the reduction of staff were recognized as restructuring charges, related to the 2019 Plan, during the year ended December 31, 2020. The 2019 cost-saving initiative was completed in 2020.

The following table reflects total expenses related to restructuring activities recognized within the Consolidated Statement of Comprehensive Income as restructuring costs (in thousands):

	Year ended December 31,
	2021	2020
Employee compensation costs	$876	$15,705
Other exit costs	213	2,101
Total restructuring charges	$1,089	$17,806

    The following table reflects cash activity relating to the Company’s accrued restructuring cost as of December 31, 2021 and 2020 (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance as of December 31, 2019	$3,763	$—	$3,763
Accruals	15,705	2,101	17,806
Adjustment to previous accrual estimate	(594)	—	(594)
Write off of fixed assets, leases and other adjustments	—	(1,888)	(1,888)
Cash paid	(10,130)	(213)	(10,343)
Balance as of December 31, 2020	$8,744	$—	$8,744
Restructuring charges	876	213	1,089
Cash paid	(8,792)	(213)	(9,005)
Balance as of December 31, 2021	$828	$—	$828

As of December 31, 2021, the accrued restructuring balance of $0.8 million was related to the December 2020 Plan. As of December 31, 2020, the accrued restructuring balance of $8.7 million was comprised of $7.2 million related to the December 2020 Plan, $0.8 million related to the 2019 Plan, and $0.7 million related to Zyla Merger restructuring activities and was classified as accrued liabilities in the Consolidated Balance Sheet. Non-cash charges during the year ended December 31, 2020 primarily related to the write off of fixed assets no longer in use and the early termination of fleet leases in connection with the December 2020 plan.
NOTE 12. LEASES

    As of December 31, 2021, the Company has non-cancelable operating leases for its offices and certain office equipment. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease which is on December 31, 2023. In connection with the Zyla Merger, the company assumed an operating lease for offices in Wayne, Pennsylvania, which terminated in February 2022.

    Prior to the Company’s corporate headquarters relocation in 2018, it had leased its previous corporate office in Newark, California (the Newark lease) which terminates at the end of November 2022 and will not be renewed. The Newark lease is currently partially subleased through the lease term. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain (loss) in the Consolidated Statements of Comprehensive Income.
The following table reflects lease expense for the years ended December 31, 2021 and 2020 (in thousands):

		Year ended December 31, 2021	Year ended December 31, 2020
	Financial Statement Classification
Operating lease cost	Selling, general and administrative expenses	$307	$1,760
Operating lease cost	Other gain (loss)	591	1,391
Total lease cost		$898	$3,151

Sublease Income	Other gain (loss)	$1,148	$2,236
The following table reflects supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020

Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,799	$3,004

The following table reflects supplemental balance sheet information related to leases as of December 31, 2021 and 2020 (in thousands):

	Financial Statement Classification	December 31, 2021	December 31, 2020
Liabilities
Current operating lease liabilities	Other current liabilities	$1,978	$2,683
Noncurrent operating lease liabilities	Other long term liabilities	397	2,815
Total lease liabilities		$2,375	$5,498
    Future undiscounted cash flows to be received from subleases is expected to be approximately $0.8 million for the year ended December 31, 2022.
    The following table reflects other lease information as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	1.2	2.2
Weighted-average discount rate:
Operating leases	7.8%	6.3%
    The following table reflects future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2021 (in thousands):

Lease Payments
2022	$1,983
2023	421
Thereafter	—
Total lease payments	$2,404
Less: Interest	29
Present value of lease liabilities	$2,375

NOTE 13. COMMITMENTS AND CONTINGENCIES

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Agreement, JHS will be responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX through July 30, 2022. The Company has agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Agreement. Total commitments to JHS are approximately $0.7 million through the period ending July 30, 2022 and are expected to be met.

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

Antares Supply Agreement

In connection with the Otrexup acquisition, the Company entered into a Supply Agreement with Antares pursuant to which Antares will manufacture and supply the finished Otrexup products. Under the Supply Agreement, the Company has agreed to annual minimum purchase obligations from Antares, which approximate $2.0 million annually. The Supply Agreement has an initial term through December 2031 with renewal terms beyond.

Legal Matters

General

The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with our involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of December 31, 2021 and December 31, 2020 the Company had a legal contingency accrual of approximately $3.4 million and zero, respectively. The Company recognized a loss on contingency provision of $10.6 million during the year ended December 31, 2021. The Company will continue to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20- 25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Legal expenses are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income and the related accruals are recorded in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Glumetza Antitrust Litigation

Antitrust class actions and related direct antitrust actions were filed in the Northern District of California against the Company and several other defendants relating to our former drug Glumetza®. The plaintiffs sought to represent a putative class of direct purchasers of Glumetza. In addition, several retailers, including CVS Pharmacy, Inc., Rite Aid Corporation, Walgreen Co., the Kroger Co., the Albertsons Companies, Inc., H-E-B, L.P., and Hy-Vee, Inc. (the “Retailer Plaintiffs”), filed substantially similar direct purchaser antitrust claims.

On July 30, 2020, Humana Inc. also filed a complaint against the Company and several other defendants in federal court in the Northern District of California alleging similar claims related to Glumetza®. The claims asserted by Humana in its federal case were ultimately withdrawn, and analogous claims were instead asserted by Humana in an action it filed in California state court on February 8, 2021, and subsequently amended in September 2021.

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

On September 14, 2021, the Retailer Plaintiffs voluntarily dismissed all claims against the Company pursuant to a settlement agreement with the Company in return for $3.15 million. On February 3, 2022, the Court issued its final order approving a settlement of the direct purchaser class plaintiffs’ claims against the Company in return for $3.85 million.

With respect to the Humana lawsuit that is continuing in California state court, on November 24, 2021, the state court granted in part and denied in part a demurrer by the defendants. That case is now moving to discovery.

The Company intends to defend itself vigorously in the Humana California state court lawsuit. A liability for this matter has been recorded in the financial statements.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019, and the District Court granted that motion with prejudice on March 11, 2020. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties completed their briefing of the appeal on December 14, 2020. On March 1, 2021, the court granted the parties’ joint motion to stay the appeal pending settlement discussions. On July 30, 2021, the Company reached an agreement to settle the matter subject to District Court approval. On August 13, 2021, the plaintiffs filed an unopposed motion for preliminary approval of the settlement with the District Court. A liability for this matter has been recorded in the financial statements.

In addition, five shareholder derivative actions were filed on behalf of the Company against its officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws. The claims arise out of the same factual allegations as the purported federal securities class action described above. The first derivative action was filed in the Superior Court of California, Alameda County on September 29, 2017 (Singh v. Higgins et al., RG17877280). The second and third actions were filed in the Northern District of California on November 10, 2017 (Solak v. Higgins et al., No. 3:17-cv-6546-JST) and November 15, 2017 (Ross v. Fogarty et al., No. 3:17-cv-6592-JST). The fourth action was filed in the District of Delaware on December 21, 2018 (Lutz v. Higgins et al, No. 18-2044-CFC). The fifth derivative action was filed in the Superior Court of California, Alameda County on January 28, 2019 (Youse v. Higgins et al, No. HG19004409). On December 7, 2017, the plaintiffs in Solak v. Higgins, et al. voluntarily dismissed the action. On July 12, 2019, the Singh and Youse actions were consolidated. All of the derivative actions were stayed pending the resolution of the class action, and the stays have been extended pending the resolution of the appeal. On July 30, 2021, the Company reached an agreement to settle these matters subject to court approval. On August 6, 2021, plaintiffs in the consolidated Singh/Youse derivative action filed an unopposed motion for preliminary approval of the settlement with the Superior Court of California, Alameda County. On October 19, 2021, the Superior Court held a hearing regarding the preliminary approval motion and, on October 28, 2021 and December 14, 2021, respectively, the Superior Court issued its preliminary and final orders approving the settlement.

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

For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Plaintiffs may file additional lawsuits in which Assertio Therapeutics may be named. Plaintiffs in the pending federal cases involving Assertio Therapeutics include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics intends to defend itself vigorously in these matters.

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Missouri, Nevada, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which Assertio Therapeutics may be named. In the pending cases involving Assertio Therapeutics, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. The state lawsuits in which Assertio Therapeutics has been served are generally each at an early stage of proceedings. Assertio Therapeutics intends to defend itself vigorously in these matters.

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

On July 16, 2021, the Company filed a complaint for declaratory relief against one of its excess products liability insurers, Lloyd’s of London Newline Syndicate 1218 and related entities (Newline), in the Superior Court of the State of California for the County of Alameda. Newline removed the case to federal court, and it is currently pending in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-06642). The Company is seeking a declaratory judgment that Newline has a duty to defend the Company or, alternatively, to reimburse the Company’s attorneys’ fees and other defense costs for opioid litigation claims noticed by the Company. The litigation is in the early stages of discovery and trial has been scheduled for May 2023.

NOTE 14. EMPLOYEE BENEFIT PLANS

The Company's 401(k) Employee Savings Plan (the "401(k) Plan") is available to all U.S. employees meeting certain eligibility criteria. The 401(k) Plan was amended at the time of the Zyla Merger in May 2020 to make matching contributions amount equal to 100% of elective deferral contributions that are not over 3% of compensation, plus 50% of elective deferral contributions that are over 3% of compensation but are not over 6% of compensation. The Company may make discretionary matching contributions for employees.

The Company contributed cash of $0.1 million and $0.2 million to the 401(k) Plan during the years ended December 31, 2021 and 2020, respectively. The Company's common stock is not an investment option available to participants in the 401(k) Plan.

NOTE 15. STOCK-BASED COMPENSATION

    The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs), and purchases under the Company’s former employee stock purchase plan (ESPP). The following table reflects stock‑based compensation expense recognized in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Cost of sales (excluding amortization of intangible assets)	$—	$92
Research and development expenses	—	268
Selling, general and administrative expenses	3,545	9,565
Restructuring charges	—	999
Total	$3,545	$10,924

The recognized tax benefits on total stock-based compensation expense was immaterial for the years ended December 31, 2021 and 2020.

As of December 31, 2021, the Company had $4.7 million and $2.3 million of total unrecognized compensation expense related to RSUs and stock option grants, respectively, that will be recognized over a weighted average vesting period of 1.92 years and 2.91 years, respectively.

    The following table reflects assumptions used to calculate the fair value of option grants for the year ended December 31, 2021:

	2021	2020
Risk-free interest rate	1.25%	0.20% - 0.35%
Dividend yield	—%	—%
Expected option term (in years)	6.0	3.4 - 5.0
Expected stock price volatility	284%	80%

The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $1.11 and $1.64 per option share, respectively. There were 72,750 stock options were exercised during the year ended December 31, 2021, and no stock options exercised during 2020. The total intrinsic value of options exercised during the year ended December 31, 2021 was $0.1 million and cash received from stock options exercised during the year ended December 31, 2021 was $0.2 million. Total grant date fair value of options that vested during the years ended December 31, 2021 and 2020 was $0.2 million and $0.7 million, respectively.

Employee Stock Purchase Plan

The Company terminated its ESPP program in June 2021 and did not grant any stock purchase rights under the ESPP program during the year ended December 31, 2021. The weighted average grant date fair value of stock purchase rights granted under the ESPP during the years ended December 31, 2020 was $1.64. The following table reflects assumptions used to calculate the fair value of stock purchase rights granted under the ESPP for the year ended December 31, 2020:

2020
Employee Stock Purchase Plan
Risk-free interest rate	0.09% - 0.18%
Dividend yield	—%
Expected term (in years)	0.5
Expected stock price volatility	85.8% - 142.3%

2004 Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (2004 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2004. The 2004 Plan provides for the grant to employees of the Company, including officers, of incentive stock options, and for the grant of non-statutory stock options to employees, directors and consultants of the Company. The number of shares authorized under the 2004 Plan was 3,612,500 shares and there were no more shares available for future issuance at December 31, 2021.

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

The following tables reflects activity for the year ended December 31, 2021 under the 2004 Plan (dollar amounts in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2020	30,875	$25.71
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(10,875)	20.52
Options outstanding as of December 31, 2021	20,000	$28.54	1.4	$—
Options vested and expected as of vest at December 31, 2021	20,000	$28.54	1.4	$—
Options exercisable as of December 31, 2021	20,000	$28.54	1.4	$—

There were no restricted stock units granted under the 2004 Equity Incentive Plan.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan (2014 Plan) was adopted by the Board of Directors and approved by the shareholders in May 2014, and subsequently amended and restated in June 2020 (2014 Amended Plan). The 2014 Amended Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance award to the employees, non-employee directors and consultants of the Company. Shares available for grant under the 2014 Amended Plan were increased during the year ended December 31, 2020 by 3,250,000 shares. The number of shares authorized under the 2014 Amended Plan is 7,195,000 shares, of which 52,317 were available for future issuance at December 31, 2021.

Incentive Stock Options

Generally, the exercise price of all incentive stock options and non-statutory stock options granted under the 2014 Amended Plan must be the fair value of the common stock of the Company on the grant date. The term of incentive and non-statutory stock options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over three years at rate of 33% annually or four years at the rate of at least 25% by the end of the first year and then ratably in monthly installments over the remaining vesting period of the option.

The following table reflects option activity for the year ended December 31, 2021 under the 2014 Amended Plan (dollar amounts in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2020	232,956	$36.18
Options granted	2,100,000	1.31
Options exercised	—	—
Options forfeited	(259)	25.73
Options expired	(128,856)	44.84
Options outstanding as of December 31, 2021	2,203,841	$2.45	9.8	$1,827
Options vested and expected to vest as of December 31, 2021	2,203,841	$2.45	9.8	$1,827
Options exercisable as of December 31, 2021	103,841	$25.46	6.5	$—

Restricted Stock Units

The following table reflects RSU activity for the year ended December 31, 2021 under the 2014 Amended Plan (dollar amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Non-vested performance-based restricted stock units as of December 31, 2020	1,374,358	$5.59
Granted	2,230,065	2.94
Vested	(707,515)	5.50
Forfeited	(275,305)	5.24
Non-vested restricted stock units as of December 31, 2021	2,621,603	$3.40	1.1

RSUs generally vest over three or four years, with 33% or 25% of each award vesting annually, respectively. The total fair value of RSUs that vested during the years ended December 31, 2021 and 2020 was $1.7 million and $1.1 million, respectively.

Performance-based Restricted Stock Units

The PSU awards are measured exclusively to the relative total shareholder return (TSR) performance, which is measured against the three-year TSR of a custom index of companies. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement in each of the three independent successive one-year tranches. TSR relative to peers is considered a market condition under applicable authoritative guidance. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo valuation model considers a variety of potential future share prices for Assertio and its peer companies in a selected market index. The recipients of the PSU awards will have voting rights and the right to receive a dividend, if applicable, once the underlying shares have been issued. No PSUs were granted during the years ended December 31, 2021 and 2020. The total fair value of PSUs that vested during the year ended December 31, 2021 was $0.1 million and no common shares subject to PSU vesting were issued during the year ended December 31, 2020.

The following table reflects PSU activity for the year ended December 31, 2021 under the 2014 Amended Plan (dollar amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested performance-based restricted stock units as of December 31, 2020	226,461	$32.93
Granted	—	—
Vested	(19,054)	41.37
Forfeited	(12,181)	41.37
Non-vested performance-based restricted stock units as of December 31, 2021	195,226	$31.58	0.1	$426

Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan

The 2019 Zyla Plan was assumed in connection with the Zyla Merger, and pursuant to the Zyla Merger Agreement, each outstanding Zyla stock option was cancelled and converted into a stock option to purchase the Company’s Common Stock on the same terms and conditions with (1) the number of shares of Company Common Stock subject to each such option equal to (i) the number of shares of the common stock subject to the option multiplied by (ii) the Merger Exchange Ratio, which was 2.5, rounded, if necessary, to the nearest whole share and (2) an exercise price per share (rounded to the nearest whole cent) equal to the original exercise price of the Zyla stock option divided by (B) the Exchange Ratio. This resulted in the issuance of 1.3 million options with an average fair market value of $2.48 per share value, of which $0.4 million was recognized as merger consideration. The term of Zyla options may not exceed 10 years from the date of grant. An option shall be exercisable on or after each vesting date in accordance with the terms set forth in the option agreement. The right to exercise an option generally vests over three years at the rate of at least 33%, by the end of the first year and then ratably in monthly installments over the remaining vesting period of the stock option. The number of shares authorized under the 2019 Zyla Plan is 1,246,469 shares and there were no more shares available for future issuance as of December 31, 2021

The following table reflects option activity for the year ended December 31, 2021 under the 2019 Zyla Plan (dollar amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2020	985,944	$2.93
Options granted	—	—
Options exercised	(72,750)	2.40
Options forfeited	(402,296)	2.73
Options expired	(476,340)	2.73
Options outstanding as of December 31, 2021	34,558	3.23	7.0	—
Options vested and expected to vest as of December 31, 2021	34,558	3.23	7.0	—
Options exercisable as of December 31, 2021	25,029	3.23	6.6	54

There were no restricted stock units granted under the 2019 Zyla Plan.

NOTE 16. SHAREHOLDERS' EQUITY

Equity Raise

On February 9, 2021, the Company completed a registered direct offering with certain institutional investors and accredited investors to sell 5,650,000 shares of our common stock at a purchase price of $2.48 per share on a post stock split basis. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees and other offering expenses payable by the Company, Assertio received net proceeds of approximately $13.1 million. On February 12, 2021, the Company completed a registered direct offering with certain institutional investors and accredited investors to sell 8,750,000 shares of our common stock at a purchase price of $3.92 per share on a post stock split basis. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees and other offering expenses payable by the Company, Assertio received net proceeds of approximately $32.2 million. The Company intends to use proceeds from both offerings for general corporate purposes, including general working capital.

Zyla Merger

On May 20, 2020, Assertio completed the Zyla Merger pursuant to the Agreement and Plan of Merger dated March 16, 2020. Upon consummation of the Zyla Merger, each issued and outstanding share of Zyla common stock converted into 2.5 shares of Assertio Holding’s common stock (the Exchange Ratio). The Company issued 6.4 million in common shares related to the Zyla Merger, refer to “Note 2. Acquisitions”.

Warrant Agreements

Upon the Zyla Merger, the Company assumed Zyla’s outstanding Warrant Agreements which provides the holder the right to receive shares of the Company’s common stock. The warrants are exercisable at any time at an exercise price of $0.0016 per share, subject to certain ownership limitations including, with respect to Iroko and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months. All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified.

During 2021 and 2020, 1.2 million and 1.5 million warrants were exercised and 1.2 million and 1.5 million common shares were issued by the Company, respectively. The Company has 0.4 million warrant shares that remain outstanding as of December 31, 2021.

Employee Stock Purchase Plan

In May 2004 the Employee Stock Purchase Plan (ESPP) was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code, and allows eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The Company terminated the ESPP program in June 2021 and therefore had no shares authorized for issuance as of December 31, 2021.

In 2021, the Company sold 3,929 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $1.40 and proceeds were immaterial. In 2020, the Company sold 45,682 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $1.91 with proceeds of approximately $0.1 million.

Option Exercises

 Employees exercised options to purchase 72,750 shares of the Company’s common stock with net proceeds to the Company of approximately $0.2 million during 2021. No common stock options were exercised during the year ended December 31, 2020.

NOTE 17. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Upon consummation of the Zyla Merger in May 2020, the Company inherited outstanding Zyla warrants to purchase Zyla common stock, which were converted into the right to purchase shares of Assertio’s common stock. As these warrants are exercisable at any time at an exercise price of $0.0016 per share, they represent contingently issuable shares and therefore are included in the number of outstanding shares used for the computation of basic income per share. There were 392,095 unexercised shares of common stock issuable upon the exercise of warrants as of December 31, 2021.

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

The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2021 and 2020 (in thousands, except for per share amounts):

	Year ended December 31,
	2021	2020
Basic net income (loss) per share
Net loss	$(1,281)	$(28,144)
Weighted average common shares and warrants outstanding	43,169	26,209
Basic net loss per share	$(0.03)	$(1.07)

Diluted net income (loss) per share
Net loss	$(1,281)	$(28,144)
Weighted average common shares and share equivalents outstanding	43,169	26,209
Add: effect of dilutive stock options, awards, and equivalents	—	—
Diluted net loss per share	$(0.03)	$(1.07)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share because, to do so would be anti-dilutive for the years ended December 31, 2021, and 2020 (in thousands):

	Year ended December 31,
	2021	2020
2.5% Convertible Notes debt 2021	3	336
5.0% Convertible Notes debt 2024	—	1,708
Stock options, awards and equivalents	2,914	2,655
Total potentially dilutive common shares	2,917	4,699

NOTE 18. DISPOSITIONS

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

Pursuant to ASC 205-20, Presentation of Financial Statements— Discontinued Operations, Gralise did not meet the criteria of a discontinued operation as it was not considered a component of an entity that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, nor did it represent a strategic shift of the Company. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. During the year ended December 31, 2020, the Company recognized a gain of $126.6 million in Other (expense) income: on the Company’s Consolidated Statements of Comprehensive Income composed of the $78.6 million in upfront consideration received and $51.6 million in contingent consideration settled and $3.6 million in inventory transferred. In addition, the Company recognized co-promotion service income of approximately $1.3 million and co-promotion services were completed as of the first quarter of 2020.

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

Pursuant to ASC 205-20, the divestiture of NUCYNTA did not meet the criteria of a discontinued operation as it was not considered a strategic shift. The Company accounted for the divestiture under ASC 610-20 Other Income - Derecognition of Nonfinancial Assets. During the year ended December 31, 2020, the Company recognized a net loss of $15.8 million in Other income which was comprised of the $367.9 million in consideration received less the $369.1 million carrying value of the NUCYNTA intangible derecognized, $9.0 million in net book value of inventory transferred, and $9.0 million in accrued third-party consent fees. During the year ended December 31, 2020, the Company received $1.0 million in net proceeds from Collegium for settlement of expense reimbursement pursuant to the Purchase Agreement which was recognized as a gain in Other (expense) income.

NOTE 19. FAIR VALUE

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
The following tables reflect the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

December 31, 2021	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration liability	$—	$—	$14,500	$14,500
Long-term contingent consideration	Contingent consideration liability	—	—	23,159	23,159
Total		$—	$—	$37,659	$37,659

December 31, 2020	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$77	$—	$—	$77
Total		$77	$—	$—	$77
Liabilities:
Short-term contingent consideration	Contingent consideration liability	$—	$—	$6,776	$6,776
Long-term contingent consideration	Contingent consideration liability	—	—	31,776	31,776
Total		$—	$—	$38,552	$38,552

Cash and Cash Equivalents

Cash equivalents consisted of money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.

Contingent Consideration Obligation

Pursuant to the May 2020 Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to Iroko based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of December 31, 2021 and December 31, 2020, INDOCIN Product contingent consideration was $37.5 million and $38.4 million, respectively with $14.5 million and $6.8 million classified as short-term and $23.0 million and $31.6 million classified as long-term contingent consideration, respectively, in the Consolidated Balance Sheet.

During the years ended December 31, 2021 and 2020, the Company recognized a charge of $3.9 million and $1.5 million, respectively, for the change in fair value of contingent consideration, which was recognized in Selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN Product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2021 included revenue volatility of 35%, discount rate of 7.0%, credit spread of 5.2% and updated projections of future INDOCIN Product revenues including the probability assigned to the achievement of those projections.

Contingent consideration obligation related to CAMBIA was $0.2 million as of December 31, 2021 and 2020.

The following table summarizes changes in fair value that are measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021, and 2020 (in thousands):

	December 31,
	2021	2020
Fair value, beginning of the period	$38,552	$168
Contingent consideration acquired with Zyla Merger	—	39,900
Change in fair value of contingent consideration recorded within costs and expenses	3,914	1,500
Cash payment related to contingent consideration	(4,807)	(3,016)
Total	$37,659	$38,552

The carrying value of the Company’s debt for the period ended December 31, 2021 approximates its fair value. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

NOTE 20. INCOME TAXES

The following table reflects Net loss before income taxes by source for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020

U.S.	$(574)	$(45,327)
Outside the U.S.	21	(186)
Net loss before income taxes	$(553)	$(45,513)

The following table reflects benefit provision for income taxes for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Current:
Federal	$124	$(9,100)
State	387	155
Total current taxes	$511	$(8,945)
Deferred:
Federal	$—	$(7,037)
State	217	(1,387)
Total deferred taxes	217	(8,424)
Total provision (benefit) for income taxes	$728	$(17,369)

The following table reflects a reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the Consolidated Statement of Comprehensive Income for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Tax at federal statutory rate	$(116)	$(9,558)
State tax, net of federal benefit	242	276
Goodwill impairment	—	3,661
Disallowed officers' compensation	207	818
Non-deductible transaction cost	—	451
Change in valuation allowance	(2,131)	(13,029)
Uncertain tax provisions	233	(190)
Tax return benefit	(63)	—
Return to provision	2,330	—
Other	26	202
Total tax provision (benefit)	$728	$(17,369)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES ACT was a massive tax-and-spending package intended to provide additional economic relief to address the impact of the

COVID-19 pandemic. The CARES Act, among other business tax provisions, included legislative changes and updates to net operating losses (NOLs), interest disallowance, and depreciation for qualified improvement property. As the new guidance and regulations continued to be issued during 2021, the Company considered the income tax accounting implications from CARES Act to the Company’s income tax provision calculation for the year ended December 31, 2021. Prior to the enactment of the CARES Act, federal NOLs generated after December 31, 2017 could not be carried back to prior tax years. Upon the enactment of the CARES Act, federal NOLs generated in tax years 2018, 2019, and 2020 can now be carried back to the previous five tax years without taxable income limitation. During 2021, the Company filed a carryback claim for the 2020 federal taxable loss to the 2018 and 2019 tax years to offset taxable income (and federal taxes paid) for those two tax years. The estimated cash tax refund is approximately, $8.3 million which is expected to be received in 2022.

During the year ended December 31, 2021, the Company recorded an income tax expense of $0.7 million, principally due to the state tax expense, disallowed officer’s compensation, and interest accrued for uncertain tax position, offset by the changes in valuation allowance.

During 2020, the Company recorded an income tax benefit of $17.4 million, principally due to the carryback of the Company’s 2020 federal NOL to its 2018 and 2019 tax years under the NOL carryback provisions enacted as part of the CARES Act mentioned above and the current year reversal of valuation allowance related to the utilization of the Company’s deferred tax assets (“DTA”) to offset the deferred tax liabilities (“DTL”) of Zyla recorded through acquisition accounting.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table reflects significant components of the Company’s deferred tax assets are as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$78,085	$81,471
Tax credit carryforwards	2,813	3,360
Stock-based compensation	2,770	2,999
Operating lease liabilities	545	1,248
Fixed assets	—	1,315
Reserves and other accruals not currently deductible	19,800	20,652
Disallowed interest carryforward	15,147	15,496
Total deferred tax assets	119,160	126,541
Valuation allowance for deferred tax assets	(101,775)	(103,906)
	$17,385	$22,635
Deferred tax liabilities:
Intangible assets	$(16,812)	$(21,739)
Convertible debt	(228)	(459)
Fixed Assets	(349)	—
Operating lease right-of-use assets	(168)	(437)
Net deferred tax liability	$(172)	$—

During the year ended December 31, 2021, the Company recorded a valuation allowance of $101.8 million because realization of the future benefits is uncertain. The Company reviewed both positive evidence such as, but not limited to, the projected availability of future taxable income and negative evidence such as the history of cumulative losses in recent years. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis and assess whether an additional reserve or a release of the valuation allowance is required in future periods.

The valuation allowance decreased $2.1 million to $101.8 million during the year ended December 31, 2021 and increased $13.1 million to $103.9 million during the year ended December 31,2020.

As of December 31, 2021, the Company had federal NOLs of $286.9 million with no expiration and $40.1 million expiring in varying amounts from 2032 through 2036. NOL carryforwards for state income tax purposes are $171.7 million, which begin to expire in 2022. Utilization of the Company’s NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company does not have any significant federal or state tax examinations in process as of December 31, 2021. The federal and state statute of limitations remains open primarily for the 2017 through 2020 tax years. The California statute of limitations is open for the 2007 through 2020 tax years.

The following table reflects activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2021 and 2020 (in thousands):

Unrecognized tax benefits—December 31, 2019	$4,033
Increases related to current year tax positions	194
Changes in prior year tax positions	(2)
Decreases related to lapse of statutes	(124)
Unrecognized tax benefits—December 31, 2020	$4,101
Increases related to current year tax positions	—
Changes in prior year tax positions	—
Decreases related to lapse of statutes	—
Unrecognized tax benefits—December 31, 2021	$4,101

The total amount of unrecognized tax benefit that would affect the effective tax rate is $4.1 million as of December 31, 2021 and December 31, 2020.

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue	Deductions(2)	Balance at End of Year (3)
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2021	$64,442	96,332	(107,174)	$53,600
Year ended December 31, 2020 (1)	$60,183	$132,340	$(128,081)	$64,442

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax asset valuation allowance:
December 31, 2021 (4)	$103,906	$—	$(2,131)	$101,775
December 31, 2020 (5)	$90,820	$29,833	$(16,747)	$103,906
(1)Additions charged as a reduction to revenue includes $33.3 million provision for liabilities assumed from the Zyla Merger.
(2)Deductions to sales discounts and allowances relate to discounts or allowances, returns, chargebacks and rebates actually taken or paid.
(3)Balance includes allowances for cash discounts of $0.9 million and $1.3 million as of December 31, 2021 and 2020, respectively, for prompt payment recognized in Accounts Receivable, net on the Company’s Consolidated Balance Sheets.

(4)The Company decreased a valuation allowance of $2.1 million during 2021.
(5)The Company recorded a valuation allowance of $13.1 million during 2020. The net addition is primarily attributable to the increase in the DTA for the portion of the 2020 net operating loss that is carried forward to future years and the Zyla Merger. The deduction is related to the DTL recorded in the opening balance sheet for Zyla and the carryback of the 2020 net operating loss carryback to the 2018 and 2019 years.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10‑K.

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

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Grant Thornton, LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)    Changes in Internal Control Over Financial Reporting

During the first quarter of 2021, we finalized the process of integrating our acquisition of Zyla’s operations in our internal control environment. There were no other significant changes in our internal controls over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Assertio Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 10, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 10, 2022

ITEM 9B.  OTHER INFORMATION

On December 17, 2021, we entered into a Sales Agreement with Roth Capital Partners, LLC (“Roth”) as sales agent to sell shares of our common stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $25.0 million. Roth will be entitled to aggregate compensation equal to 3.0% of the gross sales price of the shares sold through it pursuant to the Sales Agreement. As of December 31, 2021, we have not sold any shares under this program.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item 10 is incorporated herein by reference to the information set forth under the headings “Board of Directors and Director Nominees,” “Executive Officers,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Board and Board Committees,” “Corporate Governance – Director Nominations” and “Delinquent Section 16(a) Reports” in our 2022 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders (the 2022 Proxy Statement). The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of our 2021 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference to the information set forth under the heading “Executive Compensation” in our 2022 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2022 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item 13 is incorporated herein by reference to the information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committees – Board Independence” in our 2022 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item 14 is incorporated herein by reference to the information set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2022 Proxy Statement.

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

(3)    Exhibits:

Exhibit Number	Description of Document
1.1	Sales Agreement, dated as of December 17, 2021, by and between the Company and Roth Capital Partners, LLC
1.2
Securities Purchase Agreement by and among the Company and certain investors, dated as of February 10, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 12, 2021)

1.3
Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated as of February 10, 2021 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 12, 2021)

1.4
Securities Purchase Agreement by and among the Company and certain investors, dated as of February 5, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 9, 2021)

1.5
Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated as of February 5, 2021 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 9, 2021)

2.1†	Asset Purchase Agreement, dated as of December 15, 2021, by and among Otter Pharmaceuticals, LLC, Antares Pharma, Inc. and the Company
2.2
Agreement and Plan of Merger, dated as of May 19, 2020, by and among Assertio Therapeutics, Inc., the Company, and Alligator Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

2.3
Agreement and Plan of Merger, dated as of March 16, 2020, by and among Assertio Therapeutics, Inc., the Company (formerly, Alligator Zebra Holdings, Inc.), Alligator Merger Sub, Inc., Zebra Merger Sub, Inc. and Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

2.4
Asset Purchase Agreement, dated February 6, 2020, by and between Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2020)

2.5
Asset Purchase Agreement, dated December 11, 2019, by and among Assertio Therapeutics, Inc., Golf Acquiror LLC and, solely for the purposes set forth therein, Celtic Intermediate S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019)

2.6
Asset Purchase Agreement, dated October 30, 2018, by and among Egalet Corporation, Egalet US Inc. and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Sciences’ Current Report on Form 8-K filed on October 31, 2018)

2.7
Asset Purchase Agreement, dated as of January 8, 2015, by and between Egalet US, Inc. and Luitpold Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2015)

2.8†
Asset Purchase Agreement, dated December 17, 2013 between Assertio Therapeutics, Inc. and Nautilus Neurosciences, Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10‑K filed on March 17, 2014)

2.9
Asset Purchase Agreement dated June 21, 2012 between Assertio Therapeutics, Inc. and Xanodyne Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on August 3, 2012)

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021)

3.2	Amended and Restated Certificate of Incorporation of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
3.3	Amended and Restated Bylaws of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
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

4.3	Second Supplemental Indenture, dated as of December 15, 2021, by and among Otter Pharmaceuticals, LLC, the Company, the existing guarantors and Wilmington Savings Fund Society
4.4	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10‑K filed on March 10, 2020)
10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
10.2*	Form of Management Continuity Agreement
10.3*	Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)
10.4*	Amended and Restated 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Annex G to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on April 17, 2020)
10.5*
Form of Equity Award Documents under Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)

10.6*	Form of Equity Award Documents for Inducement Grants (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018
10.7*	Amended and Restated Annual Bonus Plan
10.8*	Non‑Employee Director Compensation and Grant Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019)

10.9*
Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Zyla Life Science’s Annual Report on Form 10-K filed on March 26, 2020)

10.10*	Form of Non-Qualified Stock Option Agreement of Zyla Life Sciences (incorporated by reference to Exhibit 10.18 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on May 17, 2019)
10.11*
Transition Agreement, dated as of March 16, 2020, by and among the Company and Arthur Higgins (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

10.12*†
Separation Agreement and Release of Claims between Todd N. Smith and Assertio Management, LLC, dated December 14, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 12, 2021)

10.13*†
Separation Agreement and Release of Claims between Mark Strobeck and Assertio Management, LLC, dated December 14, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 12, 2021)

10.14†
Collaboration and License Agreement, dated as of January 7, 2015, by and among Egalet Corporation, Egalet US, Inc., Egalet Ltd. and Acura Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2015)

10.15†
License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.13 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2018)

10.16†
First Amendment dated March 21, 2001 to License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.14 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2018)

10.17†
Second Amendment dated December 10, 2015 to License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.15 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2018)

10.18†
Collaborative License, Exclusive Manufacture and Global Supply Agreement between Cosette Pharmaceuticals, Inc. (formerly, G&W Laboratories, Inc.) and Iroko Pharmaceuticals, LLC, as amended by Amendment 1 and Amendment 2 thereto (Zyla Life Sciences succeeded Iroko as a party to this agreement) (incorporated by reference to Exhibit 10.10 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on May 17, 2019)

10.19†
Amendment No. 3 to Collaborative License, Exclusive Manufacture and Global Supply Agreement between Zyla Life Sciences and Cosette Pharmaceuticals, Inc. effective July 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021)

10.20	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.1 to Zyla Life Sciences’ Current Report on Form 8-K filed on February 1, 2019)
10.21
Collateral Agreement, dated as of January 31, 2019, among the Company, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Zyla Life Sciences’ Current Report on Form 8-K filed on February 1, 2019)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on May 27, 2020)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL

†    Confidential information omitted
*    Compensatory Plan or Arrangement
**    Furnished Herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSERTIO HOLDINGS, INC.

Date:	March 10, 2022	By	/s/ DANIEL A. PEISERT
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

/s/ DANIEL A. PEISERT	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2022
Daniel A. Peisert

/s/ PAUL SCHWICHTENBERG	Chief Financial Officer (Principal Financial Officer)	March 10, 2022
Paul Schwichtenberg

/s/ AJAY PATEL	Chief Accounting Officer	March 10, 2022
Ajay Patel	(Principal Accounting Officer)

/s/ PETER D. STAPLE	Chairman of the Board of Directors	March 10, 2022
Peter D. Staple

/s/ WILLIAM T. MCKEE	Director	March 10, 2022
William T. McKee

/s/ HEATHER L. MASON	Director	March 10, 2022
Heather L. Mason

/s/ JAMES L. TYREE	Director	March 10, 2022
James L. Tyree