Form 10-Q
period 2022-03-31
Assertio Holdings, Inc.
filed 2022-05-09
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 1, 2022 was 45,433,479.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2022

Table of Content

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per data)

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$61,389	$36,810
Accounts receivable, net	48,923	44,361
Inventories, net	9,480	7,489
Prepaid and other current assets	5,323	14,838
Total current assets	125,115	103,498
Property and equipment, net	1,329	1,527
Intangible assets, net	207,554	216,054
Other long-term assets	5,137	5,468
Total assets	$339,135	$326,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,523	$6,685
Accrued rebates, returns and discounts	55,588	52,662
Accrued liabilities	15,386	14,699
Long-term debt, current portion	12,271	12,174
Contingent consideration, current portion	14,600	14,500
Other current liabilities	32,159	34,299
Total current liabilities	138,527	135,019
Long-term debt	61,250	61,319
Contingent consideration	22,859	23,159
Other long-term liabilities	4,637	4,636
Total liabilities	227,273	224,133
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 45,335,426 and 44,640,444 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	532,020	531,636
Accumulated deficit	(420,162)	(429,226)
Total shareholders’ equity	111,862	102,414
Total liabilities and shareholders' equity	$339,135	$326,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product sales, net	$35,546	$26,027
Royalties and milestones	992	434
Other revenue	—	378
Total revenues	36,538	26,839
Costs and expenses:
Cost of sales	4,195	3,966
Selling, general and administrative expenses	10,638	8,324
Fair value of contingent consideration	1,645	(594)
Amortization of intangible assets	8,501	6,547
Restructuring charges	—	1,089
Total costs and expenses	24,979	19,332
Income from operations	11,559	7,507
Other (expense) income:
Interest expense	(2,327)	(2,684)
Other gain	545	269
Total other expense	(1,782)	(2,415)
Net income before income taxes	9,777	5,092
Income tax expense	(713)	(548)
Net income and Comprehensive income	$9,064	$4,544

Basic net income per share	$0.20	$0.12
Diluted net income per share	$0.20	$0.12
Shares used in computing basic net income per share	45,204	37,824
Shares used in computing diluted net income per share	46,127	38,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital*	Accumulated Earnings (Deficit)	Shareholders’ Equity
	Shares*	Amount*
Balances at December 31, 2021	44,640	$4	$531,636	$(429,226)	$102,414
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	307	—	(598)	—	(598)
Issuance of common stock upon exercise of warrant	388	—	—	—	—
Stock-based compensation	—	—	982	—	982
Net income and comprehensive income	—	—	—	9,064	9,064
Balances at March 31, 2022	45,335	$4	$532,020	$(420,162)	$111,862

	Common Stock		Additional Paid-In Capital*	Accumulated Earnings (Deficit)	Shareholders’ Equity
	Shares*	Amount*
Balances at December 31, 2020	28,392	$3	$483,456	$(427,945)	$55,514
Issuance of common stock upon exercise of options	73	—	—	—	—
Issuance of common stock in connection with stock offerings	14,400	1	44,860	—	44,861
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	211	—	(388)	—	(388)
Issuance of common stock in conjunction with vesting of performance stock units	13	—	—	—	—
Issuance of common stock upon exercise of warrant	347	—	—	—	—
Stock-based compensation	—	—	772	—	772
Net income and comprehensive income	—	—	—	4,544	4,544
Balances at March 31, 2021	43,436	$4	$528,700	$(423,401)	$105,303

(*) Adjusted to reflect the 1-for-4 reverse stock split effected on May 18, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$9,064	$4,544
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,699	6,812
Amortization of debt discount, debt issuance costs and royalty rights	28	70
Recurring fair value measurement of assets and liabilities	1,645	(593)
Stock-based compensation	982	772
Provision for inventory and other assets	31	151
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(4,561)	5,109
Inventories	(2,022)	2,631
Prepaid and other assets	9,845	3,395
Accounts payable and other accrued liabilities	(1,511)	(16,749)
Accrued rebates, returns and discounts	2,926	(12,978)
Interest payable	2,300	2,610
Net cash provided by (used in) operating activities	27,426	(4,226)
Investing Activities
Purchase of Otrexup	(404)	—
Net cash used in investing activities	(404)	—
Financing Activities
Payment of contingent consideration	(1,845)	—
Proceeds from issuance of common stock	—	44,861
Shares withheld for payment of employee's withholding tax liability	(598)	(388)
Net cash (used in) provided by financing activities	(2,443)	44,473
Net increase in cash and cash equivalents	24,579	40,247
Cash and cash equivalents at beginning of year	36,810	20,786
Cash and cash equivalents at end of period	$61,389	$61,033

Supplemental Disclosure of Cash Flow Information
Net cash paid (refunded) for income taxes	$(8,360)	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The unaudited condensed consolidated financial statements of Assertio Holdings, Inc. (the Company or Assertio) and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021 included in Assertio Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on March 10, 2022 (the 2021 Form 10-K). The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited financial statements at that date, as filed in the Company’s 2021 Form 10-K.

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

Reclassifications

During the third quarter of 2021, the Company made certain reclassifications within Total revenues related to product sales adjustments for previously divested products. Product sales adjustments for previously divested products were reclassified from Product sales, net to Other revenue on the Condensed Consolidated Statements of Comprehensive Income, which impacted previously reported amounts for the three months ended March 31, 2021. The reclassifications were made so the line-item Product sales, net would reflect net sales of the Company’s current commercialized products. Prior period results were recast to conform with these changes, and resulted in an increase to Other revenue and an equal and offsetting decrease to Product sales of $0.4 million for the three months ended March 31, 2021. Total net revenue as previously reported remains unchanged.

During the first quarter of 2022, the Company made certain reclassifications within Sales, general, and administrative expenses related to changes in the fair value of contingent considerations. These fair value adjustments were reclassified from Sales, general, and administrative expenses to Fair value of contingent consideration on the Condensed Consolidated Statements of Comprehensive Income, which impacted previously reported amounts for the three months ended March 31, 2021. The reclassifications were made to separately state changes in the fair value of contingent considerations from sales, general, and administrative expenses. Prior period results were recast to conform with these changes, and resulted in an increase to Sales, general, and administrative Expenses and an equal and offsetting decrease to Fair value of contingent consideration of $0.6 million for the three months ended March 31, 2021. Total cost and expenses and Income from operations as previously reported remains unchanged.

Impact of COVID-19 on our Business

Following the outbreak of COVID-19 during early 2020, the Company’s priority was and remains the health and safety of its employees, their families, and the patients it serves. Because COVID-19 impacted the Company’s ability to see in person providers who prescribe our products, the Company transformed its commercial approach during 2020 and increased virtual visits, ultimately eliminating its in-person sales force in favor of a digital sales strategy. Additionally, due to the limitations on elective surgeries and changes in patient behavior since the outbreak of COVID-19, the Company has

Table of Content
experienced a decline and subsequent volatility in prescriptions associated with those elective procedures. The extent to which the Company’s operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including actions by government authorities to contain the outbreak, the emergence of new COVID-19 variants and the related potential for new surges in infections and the impacts of increases in virtual physician visits on prescriber behavior. For example, although many public health restrictions have eased, future surges could result in additional restrictions or other factors that may contribute to decreases in elective procedures. The impact of the pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact its liquidity. The Company does not yet know the full extent of potential delays or impacts on its business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which it relies, including suppliers and distributors.

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

The Otrexup product rights will be amortized over an 8 year period. As of December 31, 2021 and March 31, 2022, deferred cash payable to Antares of $26.0 million is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

NOTE 3. REVENUE

Disaggregated Revenue

Table of Content
The following table reflects summary revenue, net for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Product sales, net:
INDOCIN products	$21,357	$14,597
CAMBIA	5,473	6,462
Otrexup	3,078	—
Zipsor	2,228	2,222
SPRIX	1,766	1,697
Other products	1,644	1,049
Total product sales, net	35,546	26,027
Royalties and milestone revenue	992	434
Other revenue	—	378
Total revenues	$36,538	$26,839
Product Sales, net:

For the three months ended March 31, 2022 and 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. The Company acquired Otrexup in December 2021 and began shipping and recognizing product sales for Otrexup in January 2022.
Other product net sales include product sales for non-promoted products (OXAYDO and SOLUMATRIX).
Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers in Other current liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2021, contract liabilities were $0.3 million. For the three months ended March 31, 2022, the Company recorded an additional $0.3 million in contract liabilities and recognized $0.5 million as Milestone revenue associated with completion of service milestones. As of March 31, 2022, contract liabilities were $0.1 million.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in reductions to total revenue during the period. Sales adjustments for previously divested products primarily include Gralise, Nucynta and Lazanda.
NOTE 4. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Receivables related to product sales, net	$47,112	$43,753
Other	1,811	608
Total accounts receivable, net	$48,923	$44,361

Table of Content

As of March 31, 2022 and December 31, 2021, allowances for cash discounts for prompt payment were $0.9 million and $0.9 million, respectively.
NOTE 5.  INVENTORIES, NET

The following table reflects the components of inventory, net as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,358	$1,242
Work-in-process	1,176	823
Finished goods	6,946	5,424
Total	$9,480	$7,489

As of March 31, 2022 and December 31, 2021, inventory reserves were $3.7 million.

NOTE 6. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Furniture and office equipment	$2,733	$2,733
Laboratory equipment	20	20
Leasehold improvements	9,787	10,523
	12,540	13,276
Less: Accumulated depreciation	(11,211)	(11,749)
Property and equipment, net	$1,329	$1,527

Depreciation expense was $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income.
NOTE 7.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	March 31, 2022				December 31, 2021
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Products rights:
INDOCIN	10.1	$154,100	$(23,864)	$130,236	$154,100	$(20,654)	$133,446
Otrexup	7.7	44,086	(1,377)	42,709	44,086	—	44,086
SPRIX	5.1	39,000	(10,354)	28,646	39,000	(8,960)	30,040
CAMBIA	0.8	51,360	(45,397)	5,963	51,360	(43,410)	7,950
Zipsor	0.0	27,250	(27,250)	—	27,250	(26,718)	532
Oxaydo	0.0	300	(300)	—	300	(300)	—
Total Intangible Assets		$316,096	$(108,542)	$207,554	$316,096	$(100,042)	$216,054

Table of Content

Amortization expense was $8.5 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022 (remainder)	$23,906
2023	23,924
2024	23,924
2025	23,924
2026	23,924
Thereafter	87,952
Total	$207,554
NOTE 8.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Investment, net	$1,579	$1,579
Operating lease right-of-use assets	586	735
Prepaid asset and deposits	2,275	2,456
Other	697	698
Total other long-term assets	$5,137	$5,468

Investment consists of the Company’s investment in NES Therapeutic, Inc. (NES). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (Note Agreement) with NES. Pursuant the terms of the Note Agreement, the Company purchased a Convertible Secured Promissory Note (NES Note) for $3.0 million which accrues interest annually at a rate of 10% on $3.0 million principal, with both the principal and accrued interest due at maturity on August 2, 2024. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) FDA acceptance of the NDA, (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES. This investment is structured as a long-term loan receivable with a convertible feature and is valued at amortized cost. As of March 31, 2022, the Company continues to assess an estimated $1.9 million expected credit loss on its investment based on evaluation of probability of default that exists.

NOTE 9.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$1,985	$4,122
Accrued restructuring costs	488	828
Other accrued liabilities	8,641	8,062
Interest payable	3,986	1,687
Income tax payable	286	—
Total accrued liabilities	$15,386	$14,699

NOTE 10.  DEBT

Table of Content
The following table reflects the Company’s debt as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
13% Senior Secured Notes due 2024	$70,750	$70,750
Royalty rights obligation	2,771	2,743
Total principal amount	73,521	73,493
Less: current portion of long-term debt	(12,271)	(12,174)
Net, long-term debt	$61,250	$61,319

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

Pursuant to the Supplemental Indenture, Assertio and its restricted subsidiaries must also comply with certain covenants, including limitations on the issuance of debt; the issuance of preferred and/or disqualified stock; the payment of dividends and other restricted payments; the prepayment, redemption or repurchase of subordinated debt; mergers, amalgamations or consolidations; engaging in certain transactions with affiliates; and the making of investments. In addition, the Issuer must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the Secured Notes divided by 9.5 and (2) $7.5 million. The Company was in compliance with its covenants with respect to the Secured Notes as of March 31, 2022.

The Company had Senior Secured Notes obligations of $70.8 million as of December 31, 2021 and March 31, 2022, with $9.5 million classified as current and $61.3 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets.

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

Table of Content

The Company has Royalty Rights obligations of $2.8 million and $2.7 million as of March 31, 2022 and December 31, 2021, respectively, which are classified as current debt in the Company’s Condensed Consolidated Balance Sheets.

The accounting for the Royalty Rights requires the Company to make certain estimates and assumptions about the future net sales. The estimates of the magnitude and timing of net sales are subject to significant variability due to the extended time period associated with the financing transaction and are thus subject to significant uncertainty.

Interest Expense

Debt discount and royalty rights are amortized as interest expense using the effective interest method. The following table reflects debt related interest included in the Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Stated coupon interest	$2,299	$2,614
Amortization of debt discount and royalty rights	28	70
Total interest expense	$2,327	$2,684

NOTE 11.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs) and performance share units (PSUs).

For the three months ending March 31, 2022 and 2021, stock-based compensation of $1.0 million and $0.8 million, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2022 the Company granted 0.1 million RSUs at an average fair market value of $2.59 per share.

NOTE 12.  LEASES

As of March 31, 2022, the Company has non-cancelable operating leases for its offices and certain office equipment. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease which is on December 31, 2023. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania, which terminated in February 2022.

Prior to the Company’s corporate headquarters relocation in 2018, the Company had leased its previous corporate office in Newark, California (the Newark lease) which will terminate at the end of November 2022 and will not be renewed. The Newark lease is currently partially subleased through the lease term. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain (loss) in the Condensed Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2022, the Company recognized a gain of $0.6 million from the early termination and settlement of a Newark facility sublease.

The following table reflects lease expense and income for the three months ended March 31, 2022 and 2021 (in thousands):

Table of Content

		Three Months Ended March 31,
	Financial Statement Classification	2022	2021
Operating lease cost	Selling, general and administrative expenses	$40	$111
Operating lease cost	Other gain	148	148
Total lease cost		$188	$259

Sublease Income	Other gain	$775	$347
The following table reflects supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$530	$766
The following table reflects supplemental balance sheet information related to leases as of March 31, 2022 and December 31, 2021 (in thousands):

	Financial Statement Classification	March 31, 2022	December 31, 2021
Liabilities
Current operating lease liabilities	Other current liabilities	$1,487	$1,978
Noncurrent operating lease liabilities	Other long-term liabilities	303	397
Total lease liabilities		$1,790	$2,375

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Agreement, JHS will be responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX through July 30, 2022. The Company has agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Agreement. Total commitments to JHS are approximately $0.4 million through the period ending July 30, 2022 and are expected to be met.

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

Table of Content
agreed to annual minimum purchase obligations from Antares, which approximate $2.0 million annually. The Supply Agreement has an initial term through December 2031 with renewal terms beyond.

Legal Matters
General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with our involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of March 31, 2022 and December 31, 2021 the Company had a legal contingency accrual of approximately $4.2 million and $3.4 million, respectively. The Company will continue to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20- 25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Legal expenses are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income and the related accruals are recorded in Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

On July 30, 2020, Humana Inc. also filed a complaint against the Company and several other defendants in federal court in the Northern District of California alleging similar claims related to Glumetza. The claims asserted by Humana in its federal case were ultimately withdrawn, and analogous claims were instead asserted by Humana in an action it filed in California state court on February 8, 2021, and subsequently amended in September 2021. Additionally, on April 5, 2022, Health Care Service Corporation (“HCSC”) filed a complaint against the Company and the same other defendants in California state court alleging similar claims related to Glumetza.

These antitrust cases arise out of a Settlement and License Agreement (the Settlement) that the Company, Santarus, Inc. (Santarus) and Lupin Limited (Lupin) entered into in February 2012 that resolved patent infringement litigation filed by the Company against Lupin regarding Lupin’s Abbreviated New Drug Application for generic 500 mg and 1000 mg tablets of Glumetza. The antitrust plaintiffs allege, among other things, that the Settlement violated the antitrust laws because it allegedly included a “reverse payment” that caused Lupin to delay its entry in the market with a generic version of Glumetza. The alleged “reverse payment” is an alleged commitment on the part of the settling parties not to launch an authorized generic version of Glumetza for a certain period. The antitrust plaintiffs allege that the Company and its co-defendants, which include Lupin as well as Bausch Health (the alleged successor in interest to Santarus), are liable for damages under the antitrust laws for overcharges that the antitrust plaintiffs allege they paid when they purchased the branded version of Glumetza due to delayed generic entry. Plaintiffs seek treble damages for alleged past harm, attorneys’ fees and costs.

On September 14, 2021, the Retailer Plaintiffs voluntarily dismissed all claims against the Company pursuant to a settlement agreement with the Company in return for $3.15 million. On February 3, 2022, the Court issued its final order approving a settlement of the direct purchaser class plaintiffs’ claims against the Company in return for $3.85 million.

Table of Content

With respect to the Humana lawsuit that is continuing in California state court, on November 24, 2021, the state court granted in part and denied in part a demurrer by the defendants. That case is now moving to discovery, and trial is scheduled for August 25, 2023.

The Company intends to defend itself vigorously in the Humana California state court lawsuit, and the more recently filed HCSC lawsuit. A liability for this matter has been recorded in the financial statements.

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019, and the District Court granted that motion with prejudice on March 11, 2020. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties completed their briefing of the appeal on December 14, 2020. On March 1, 2021, the court granted the parties’ joint motion to stay the appeal pending settlement discussions. On July 30, 2021, the Company reached an agreement to settle the matter subject to District Court approval. On August 13, 2021, the plaintiffs filed an unopposed motion for preliminary approval of the settlement with the District Court. On March 21, 2022, the District Court issued an order preliminarily approving the settlement, which remains subject to final approval by the District Court. The final settlement hearing is scheduled for July 28, 2022. A liability for this matter has been recorded in the financial statements.

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

Table of Content
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

Table of Content

Insurance Litigation

On January 15, 2019, Assertio Therapeutics was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (Navigators) in the U.S. District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is Assertio Therapeutics’ primary product liability insurer. Navigators was seeking declaratory judgment that opioid litigation claims noticed by Assertio Therapeutics (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by Assertio Therapeutics’ life sciences liability policies with Navigators. On February 3, 2021, Assertio Therapeutics entered into a Confidential Settlement Agreement and Mutual Release with Navigators to resolve the declaratory judgment action and Assertio Therapeutics’ counterclaims. Pursuant to the Settlement Agreement, the parties settled and the coverage action was dismissed without prejudice.

During the first quarter of 2021, Assertio Therapeutics received $5.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

On July 16, 2021, Assertio Therapeutics filed a complaint for declaratory relief against one of its excess products liability insurers, Lloyd’s of London Newline Syndicate 1218 and related entities (Newline), in the Superior Court of the State of California for the County of Alameda. Newline removed the case to federal court, and it is currently pending in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-06642). Assertio Therapeutics is seeking a declaratory judgment that Newline has a duty to defend Assertio Therapeutics or, alternatively, to reimburse Assertio Therapeutics’ attorneys’ fees and other defense costs for opioid litigation claims noticed by Assertio Therapeutics. The litigation is in the early stages of discovery and trial has been scheduled for May 2023.

On April 1, 2022, Assertio Therapeutics filed a complaint for negligence and breach of fiduciary duty against its former insurance broker, Woodruff-Sawyer & Co. (“Woodruff”), in the Superior Court of the State of California for the County of Alameda (Case No. 22CV009380). Assertio Therapeutics is seeking to recover its damages caused by Woodruff’s negligence and breaches of its fiduciary duties in connection with negotiating and procuring products liability insurance coverage for Assertio Therapeutics. The litigation is in the early stages, and trial has not yet been set.

NOTE 14.  RESTRUCTURING CHARGES
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

The following table reflects total expenses related to restructuring activities recognized within the Condensed Consolidated Statement of Comprehensive Income as restructuring costs (in thousands):

	Three Months Ended March 31,
	2022	2021
Employee compensation costs	$—	$876
Other exit costs	—	213
Total restructuring costs	$—	$1,089

The following table reflects cash activity relating to the Company’s accrued restructuring cost as of December 31, 2021 and March 31, 2022 (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance as of December 31, 2021	$828	$—	$828
Cash paid	(340)	—	(340)
Balance as of March 31, 2022	$488	$—	$488

Table of Content
NOTE 15. SHAREHOLDERS EQUITY

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

Warrant Agreements

Upon the Zyla Merger, the Company assumed Zyla’s outstanding Warrant Agreements which provides the holder the right to receive shares of the Company’s common stock. The warrants are exercisable at any time at an exercise price of $0.0016 per share, subject to certain ownership limitations including, with respect to Iroko and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months . All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity classified.

During the three months ended March 31, 2022, 0.4 million warrants were exercised, and 0.4 million common shares were issued by the Company. As of March 31, 2022, there were no outstanding warrants remaining.

NOTE 16.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Upon consummation of the Zyla Merger in May 2020, the Company inherited outstanding Zyla warrants to purchase Zyla common stock, which were converted into the right to purchase shares of Assertio’s common stock. As these warrants are exercisable at any time at an exercise price of $0.0016 per share, they represent contingently issuable shares and therefore are included in the number of outstanding shares used for the computation of basic income per share. There were 392,095 unexercised shares of common stock issuable upon the exercise of warrants as of December 31, 2021, all of which were exercised in the three months ended March 31, 2022.

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

The following table reflects the calculation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021 (in thousands, except for per share amounts):

Table of Content

	Three Months Ended March 31,
	2022	2021
Basic net income per share
Net income	$9,064	$4,544
Weighted average common shares and warrants outstanding	45,204	37,824
Basic net income per share	$0.20	$0.12

Diluted net income per share
Net income	$9,064	$4,544
Weighted average common shares and share equivalents outstanding	45,204	37,824
Add: effect of dilutive stock options, awards, and equivalents	923	656
Diluted net income per share	$0.20	$0.12

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income per share, because to do so would be anti-dilutive, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
2.5% Convertible Notes debt 2021	—	4
Stock options, awards and equivalents	1,215	1,536
Total potentially dilutive common shares	1,215	1,540

NOTE 17.  FAIR VALUE

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$14,600	$14,600
Long-term contingent consideration	Contingent consideration	—	—	22,859	22,859
Total		$—	$—	$37,459	$37,459

December 31, 2021	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$14,500	$14,500
Long-term contingent consideration	Contingent consideration	—	—	23,159	23,159
Total		$—	$—	$37,659	$37,659

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

Table of Content
During the three months ended March 31, 2022 and March 31, 2021, the Company recognized an expense of $1.6 million and a benefit of $0.6 million, respectively, for the change in fair value of contingent consideration, which was recognized in Fair value of contingent consideration on the Company’s Condensed Consolidated Statements of Comprehensive Income. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of March 31, 2022 included revenue volatility of 35%, discount rate of 7.5%, credit spread of 6.3% and updated projections of future INDOCIN Product revenues.

Contingent consideration related to CAMBIA was $0.2 million as of March 31, 2022 and December 31, 2021.

The following table summarizes changes in fair value that are measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Fair value, beginning of the period	$37,659	$38,552
Change in fair value of contingent consideration recorded within costs and expenses	1,645	(593)
Cash payment related to contingent consideration	(1,845)	—
Fair value, end of the period	$37,459	$37,959

The carrying value of the Company’s debt for the period ended March 31, 2022 approximates its fair value. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2022.

NOTE 18.  INCOME TAXES

As of March 31, 2022, the Company’s net deferred tax assets are fully offset by a valuation allowance, with the exception of a deferred tax liability of $0.2 million for certain separate filing state jurisdictions. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the weight of available evidence, the Company recorded a valuation allowance against the majority of its net deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the three months ended March 31, 2022, the Company recorded an income tax expense of $0.7 million. The difference between the income tax expense of $0.7 million and the tax at the statutory rate of 21.0% to date on current year operations is principally due to the partial release of valuation allowance related to the current year movement in deferred tax assets.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 2007 through 2020 and the applicable statutes of limitation have not expired with respect to those returns. Because of NOLs and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At March 31, 2022 the Company did not have significant accrued interest and penalties associated with unrecognized tax benefits.

During the quarter ended March 31, 2022, the Company received a refund of $8.4 million for the carryback of net operating losses under the Cares Act.

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

Table of Content
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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

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

Table of Content
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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgements and estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022 (the 2021 Form 10-K), see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in our 2021 Form 10-K for further information.

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Product sales, net:
INDOCIN products	$21,357	$14,597
CAMBIA	5,473	6,462
Otrexup	3,078	—
Zipsor	2,228	2,222
SPRIX	1,766	1,697
Other products	1,644	1,049
Total product sales, net	35,546	26,027
Royalties and milestone revenue	992	434
Other revenue	—	378
Total revenues	$36,538	$26,839
Product Sales, net
For the three months ended March 31, 2022, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. The Company acquired Otrexup in December 2021 and began shipping and recognizing product sales for Otrexup in January 2022.
INDOCIN products net sales for the three months ended March 31, 2022 increased $6.8 million from $14.6 million to $21.4 million as compared to the same period in 2021 primarily due to higher price partially offset by lower volume and unfavorable payor mix.
CAMBIA net product sales for the three months ended March 31, 2022 decreased $1.0 million from $6.5 million to $5.5 million as compared to the same period in 2021 primarily due to lower volume partially offset by favorable payor mix.

Table of Content
Zipsor net product sales for the three months ended March 31, 2022 were unchanged at $2.2 million as compared to the same period in 2021. Certain parties who have entered into settlement agreements with us are able to market generic versions of Zipsor starting in 2022.
SPRIX net product sales for the three months ended March 31, 2022 increased $0.1 million from $1.7 million to $1.8 million as compared to the same period in 2021 primarily due to lower volume partially offset by favorable payor mix.
Other products net sales include product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020. In September 2020, we terminated our iCeutica License and as a result no longer manufacture products using SOLUMATRIX technology.

Royalties & Milestones

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $0.5 million and $0.4 million of revenue related to CAMBIA in Canada, respectively.
During the three months ended March 31, 2022, we recognized $0.5 million in Milestone revenue associated with completion of certain service milestones.

Other Revenue

Other revenue consists of sales adjustments for previously divested products. Sales adjustments for previously divested products primarily include Gralise, Nucynta and Lazanda and were zero and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales increased $0.2 million from $4.0 million to $4.2 million during the three months ended March 31, 2022 as compared to the same period in 2021. Cost of sales was impacted by higher net sales and slightly higher inventory step-up amortization expense, which were partially offset by favorability from product mix.

For the three months ended March 31, 2022 and 2021 cost of sales included $0.4 million and $0.2 million, respectively, of amortization of inventory step-up related to acquired inventories sold.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $2.3 million from $8.3 million to $10.6 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due the benefit of $5.0 million in insurance reimbursement in 2021 for previous opioid-related expense not repeating, partially offset by lower expenses as a result of prior restructuring plans.

Fair value of contingent consideration

Fair value of contingent consideration increased in expense by $2.2 million from a benefit of $0.6 million to an expense of $1.6 million for the for the three months ended March 31, 2022 compared to the same period in 2021. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value resulting from a change in the underlying inputs being recognized in operating expenses until the contingent consideration arrangement is settled. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value.

Intangible Assets

The following table reflects amortization of intangible assets for the three months ended March 31, 2022 and 2021 (in thousands):

Table of Content

	Three Months Ended March 31,
	2022	2021
Amortization of intangible assets - INDOCIN	$3,210	$3,210
Amortization of intangible assets - SPRIX	1,394	1,393
Amortization of intangible assets - CAMBIA	1,988	1,284
Amortization of intangible assets - Otrexup	1,377	—
Amortization of intangible assets - Zipsor	532	584
Amortization of intangible assets - Oxaydo	—	76
Total	$8,501	$6,547

Amortization expense during the three months ended March 31, 2022 increased $2.0 million from $6.5 million to $8.5 million as compared to the same period in 2021 primarily due to acquired Otrexup product rights in December 2021.

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

For the three months ended March 31, 2022 and 2021 restructuring charges incurred were zero and $1.1 million, respectively.

Other Expense

The following table reflects other expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense	$(2,327)	$(2,684)
Other gain	545	269
Total other expense	$(1,782)	$(2,415)

Other expense decreased by $0.6 million from expense of $2.4 million to expense of $1.8 million for the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to lower interest expense and a gain of $0.6 million from the early termination and settlement of a Newark facility sublease. Sublease income offset by sublease expense is recorded in Other gain within the above table.

The following table reflects interest expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest payable on 13% Senior Secured Notes due 2024	$2,299	$2,608
Interest payable on Convertible Notes	—	6
Amortization of debt discounts, and royalty rights	28	70
Total interest expense	$2,327	$2,684

For the three months ended March 31, 2022, total interest expense decreased $0.4 million as compared to the same period in 2021 primarily due to the impact of the principal payments of the 13% Senior Secured Notes during the period.

Income Tax Provision

Table of Content

For the three months ended March 31, 2022, we recorded an income tax expense of approximately $0.7 million, which represents an effective tax rate of 7.3%. The difference between the income tax expense of $0.7 million and the tax at the statutory rate of 21.0% is principally due to the partial release of valuation allowance related to the current year movement in the deferred tax assets.

In the three months ended March 31, 2021, we recorded an income tax expense of approximately $0.5 million, which represents an effective tax rate of 10.8%. The difference between the income tax expense of $0.5 million and the tax at the statutory rate of 21.0% was principally due to the partial release of valuation allowance related to the movement in deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically and through March 31, 2022, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On December 17, 2021, we entered into a Sales Agreement with Roth Capital Partners, LLC (“Roth”) as sales agent to sell shares of our common stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $25.0 million. Roth will be entitled to aggregate compensation equal to 3.0% of the gross sales price of the shares sold through it pursuant to the Sales Agreement. As of March 31, 2021, we have not settled any shares under this program.

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

The following table reflects summarized cash flow activities for the three months ended March 31, 2022 and 2021 (in thousands):

Table of Content

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$27,426	$(4,226)
Net cash used in investing activities	(404)	—
Net cash (used in) provided by financing activities	(2,443)	44,473
Net increase in cash and cash equivalents	$24,579	$40,247

Cash Flows from Operating Activities

Cash provided by operating activities was $27.4 million during the three months ended March 31, 2022 compared to cash used of $4.2 million in the same period in 2021. The increase in cash provided from operating activities is primarily due to combination of higher net income and favorable working capital cash flows, which included receipt of $8.4 million in tax refund.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 was 0.4 million, which included cash paid in relation to the purchase of Otrexup. There was no cash flow activity from investing activities for the three months ended March 31, 2021.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2022 was $2.4 million, which primarily consisted of payment for contingent consideration and employee’s withholding tax liability. Cash provided by financing activities for the three months ended March 31, 2021 was $44.5 million, which primarily consisted of proceeds from the registered direct offerings in February 2021.

Off-Balance Sheet Arrangement

There were no off-balance sheet arrangements during the quarter ended March 31, 2022.

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

There were no significant changes in our internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDING
For a description of our material pending legal proceedings, see “Note 13. Commitments and Contingencies - Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to other information in this report, the risk factors referenced above should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	2,827	$2.18	N/A	N/A
February 1, 2022 - February 28, 2022	304,828	$1.92	N/A	N/A
March 1, 2022 - March 31, 2022	8,257	$0.74	N/A	N/A
Total	315,912	$1.89

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of equity awards granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

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

Date: May 9, 2022	ASSERTIO HOLDINGS, INC.

/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

/s/ Paul Schwichtenberg
Paul Schwichtenberg
Senior Vice President and Chief Financial Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Accounting Officer