Form 10-Q
period 2022-06-30
Assertio Holdings, Inc.
filed 2022-08-08
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
 OR
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM TO
 COMMISSION FILE NUMBER 001-39294

 ASSERTIO HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	85-0598378
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)
depo
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 1, 2022 was 48,178,245.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$52,264	$36,810
Accounts receivable, net	48,537	44,361
Inventories, net	12,259	7,489
Prepaid and other current assets	3,632	14,838
Total current assets	116,692	103,498
Property and equipment, net	1,133	1,527
Intangible assets, net	199,585	216,054
Other long-term assets	4,566	5,468
Total assets	$321,976	$326,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,415	$6,685
Accrued rebates, returns and discounts	52,331	52,662
Accrued liabilities	13,232	14,699
Long-term debt, current portion	11,662	12,174
Contingent consideration, current portion	13,500	14,500
Other current liabilities	16,010	34,299
Total current liabilities	116,150	135,019
Long-term debt	49,500	61,319
Contingent consideration	23,259	23,159
Other long-term liabilities	4,698	4,636
Total liabilities	193,607	224,133
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 48,172,055 and 44,640,444 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	5	4
Additional paid-in capital	540,692	531,636
Accumulated deficit	(412,328)	(429,226)
Total shareholders’ equity	128,369	102,414
Total liabilities and shareholders' equity	$321,976	$326,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$35,430	$25,244	$70,977	$51,274
Royalties and milestones	451	542	1,443	975
Other revenue	(750)	(413)	(750)	(36)
Total revenues	35,131	25,373	71,670	52,213
Costs and expenses:
Cost of sales	4,528	3,921	8,723	7,886
Selling, general and administrative expenses	10,543	24,040	21,184	32,364
Fair value of contingent consideration	1,300	2,195	2,945	1,602
Amortization of intangible assets	7,969	7,218	16,469	13,764
Restructuring charges	—	—	—	1,089
Total costs and expenses	24,340	37,374	49,321	56,705
Income (loss) from operations	10,791	(12,001)	22,349	(4,492)
Other (expense) income:
Interest expense	(2,269)	(2,605)	(4,596)	(5,288)
Other (loss) gain	(95)	137	451	403
Total other expense	(2,364)	(2,468)	(4,145)	(4,885)
Net income (loss) before income taxes	8,427	(14,469)	18,204	(9,377)
Income tax (expense) benefit	(593)	300	(1,306)	(248)
Net income (loss) and comprehensive income (loss)	$7,834	$(14,169)	$16,898	$(9,625)

Basic net income (loss) per share	$0.17	$(0.32)	$0.37	$(0.23)
Diluted net income (loss) per share	$0.16	$(0.32)	$0.36	$(0.23)
Shares used in computing basic net income (loss) per share	46,274	44,706	45,746	41,321
Shares used in computing diluted net income (loss) per share	47,579	44,706	46,857	41,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2021	44,640	$4	$531,636	$(429,226)	$102,414
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	307	—	(598)	—	(598)
Issuance of common stock upon exercise of warrant	388	—	—	—	—
Stock-based compensation	—	—	982	—	982
Net income and comprehensive income	—	—	—	9,064	9,064
Balances at March 31, 2022	45,335	$4	$532,020	$(420,162)	$111,862
Issuance of common stock in connection with at-the-market program	2,464	1	7,019	—	7,020
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	373	—	(81)	—	(81)
Stock-based compensation	—	—	1,734	—	1,734
Net income and comprehensive income	—	—	—	7,834	7,834
Balances at June 30, 2022	48,172	$5	$540,692	$(412,328)	$128,369

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2020	28,392	$3	$483,456	$(427,945)	$55,514
Issuance of common stock upon exercise of options	73	—	—	—	—
Issuance of common stock in connection with stock offerings	14,400	1	44,860	—	44,861
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	211	—	(388)	—	(388)
Issuance of common stock in conjunction with vesting of performance stock units	13	—	—	—	—
Issuance of common stock upon exercise of warrant	347	—	—	—	—
Stock-based compensation	—	—	772	—	772
Net income and comprehensive income	—	—	—	4,544	4,544
Balances at March 31, 2021	43,436	$4	$528,700	$(423,401)	$105,303
Issuance of common stock upon exercise of options	—	—	193	—	193
Issuance of common stock under employee stock purchase plan	4	—	—	—	—
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	227	—	(19)	—	(19)
Issuance of common stock upon exercise of warrant	845	—	—	—	—
Stock split fractional shares settlement	(18)	—	—	—	—
Stock-based compensation	—	—	957	—	957
Net loss and comprehensive loss	—	—	—	(14,169)	(14,169)
Balances at June 30, 2021	44,494	$4	$529,831	$(437,570)	$92,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$16,898	$(9,625)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,863	14,286
Amortization of royalty rights	48	118
Recurring fair value measurement of assets and liabilities	2,945	1,602
Stock-based compensation	2,716	1,729
Provision for inventory and other assets	259	140
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(4,176)	(1,118)
Inventories	(5,029)	4,955
Prepaid and other assets	12,108	6,640
Accounts payable and other accrued liabilities	(245)	(3,933)
Accrued rebates, returns and discounts	(331)	(18,006)
Interest payable	(200)	(50)
Net cash provided by (used in) operating activities	41,856	(3,262)
Investing Activities
Purchase of Otrexup	(16,518)	—
Net cash used in investing activities	(16,518)	—
Financing Activities
Payment in connection with Series A-1 and A-2 debt	(11,750)	(4,750)
Payment of contingent consideration	(3,845)	(2,495)
Payment of Royalty Rights	(630)	(498)
Proceeds from issuance of common stock	7,020	44,861
Proceeds from exercise of stock options	—	193
Shares withheld for payment of employee's withholding tax liability	(679)	(407)
Net cash (used in) provided by financing activities	(9,884)	36,904
Net increase in cash and cash equivalents	15,454	33,642
Cash and cash equivalents at beginning of year	36,810	20,786
Cash and cash equivalents at end of period	$52,264	$54,428

Supplemental Disclosure of Cash Flow Information
Net cash refunded for income taxes	$(8,360)	$—
Cash paid for interest	$4,748	$5,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The unaudited condensed consolidated financial statements of Assertio Holdings, Inc. (the Company or Assertio) and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022 or future operating periods.

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

Reclassifications

During the third quarter of 2021, the Company made certain reclassifications within total revenues related to product sales adjustments for previously divested products. Product sales adjustments for previously divested products were reclassified from Product sales, net to Other Revenue on the Condensed Consolidated Statements of Comprehensive Income, which impacted previously reported amounts for the three and six months ended June 30, 2021. The reclassifications were made so the line-item Product sales, net would reflect net sales of the Company’s current commercialized products. Prior period results were recast to conform with these changes, and resulted in a decrease to Other Revenue and an equal and offsetting increase to Product sales, net of $0.4 million and $0.1 million, respectively, for the three and six months ended June 30, 2021. Total revenue as previously reported remains unchanged.

During the first quarter of 2022, the Company made certain reclassifications within Selling, general and administrative expenses related to changes in the fair value of contingent considerations. These fair value adjustments were reclassified from Selling, general and administrative expenses to Fair value of contingent consideration on the Condensed Consolidated Statements of Comprehensive Income, which impacted previously reported amounts for the three and six months ended June 30, 2021. The reclassifications were made to separately state changes in the fair value of contingent considerations from Selling, general and administrative expenses. Prior period results were recast to conform with these changes, and resulted in a decrease to Selling, general and administrative expenses and an equal and offsetting increase to Fair value of contingent consideration of $2.2 million and $1.6 million for the three and six months ended June 30, 2021. Total cost and expenses and Income (loss) from operations as previously reported remains unchanged.

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

NOTE 2. ACQUISITIONS
Otrexup Acquisition
On December 15, 2021, the Company, through a newly-formed subsidiary, Otter Pharmaceuticals, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Antares Pharma, Inc. (“Antares”), and concurrently consummated the transaction. Pursuant to the terms of the Purchase Agreement, the Company acquired Antares’ rights, title and interest in and to Otrexup, including certain related assets, intellectual property, contracts, and product inventory for (i) $18.0 million in cash paid at closing, (ii) $16.0 million in cash paid on May 31, 2022 and (iii) and $10.0 million in cash payable on December 15, 2022.

The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of Otrexup (in thousands):

Cash paid to Antares at closing	$18,000
Cash paid in May 2022	16,021
Deferred cash payment due in December 2022	10,000
Transaction costs	1,478
Total purchase price of assets acquired	$45,499

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

The following table summarizes the fair value of assets acquired in the acquisition of Otrexup (in thousands):

Inventories	$1,413
Intangible assets	44,086
Total assets acquired	$45,499

The Otrexup product rights will be amortized over an 8 year period. As of June 30, 2022 and December 31, 2021 deferred cash payable to Antares were $10.0 million and $26.0 million, respectively, and were recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales, net:
INDOCIN products	$22,841	$13,075	$44,197	$27,673
CAMBIA	6,183	6,128	11,656	12,590
Otrexup	2,616	—	5,694	—
Zipsor	216	2,581	2,445	4,803
SPRIX	2,216	2,942	3,982	4,639
Other products	1,358	518	3,003	1,569
Total product sales, net	35,430	25,244	70,977	51,274
Royalties and milestone revenue	451	542	1,443	975
Other revenue	(750)	(413)	(750)	(36)
Total revenues	$35,131	$25,373	$71,670	$52,213
Product Sales, net:

For the three and six months ended June 30, 2022 and 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Zipsor and SPRIX. The Company acquired Otrexup in December 2021 and began shipping and recognizing product sales for Otrexup in January 2022.
Other products sales include product sales for non-promoted products (OXAYDO and SOLUMATRIX).
Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively and $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively.
The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers in Other current liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2021, contract liabilities were $0.3 million. For the six months ended June 30, 2022, the Company recorded an additional $0.3 million in contract liabilities and recognized $0.5 million as Milestone revenue associated with completion of service milestones. As of June 30, 2022, contract liabilities were $0.2 million.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in reductions to total revenue during the period. Sales adjustments for previously divested products primarily include Gralise, Nucynta and Lazanda.
NOTE 4. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Receivables related to product sales, net	$46,565	$43,753
Other	1,972	608
Total accounts receivable, net	$48,537	$44,361

As of June 30, 2022 and December 31, 2021, allowances for cash discounts for prompt payment were $0.9 million and $0.9 million, respectively.

NOTE 5.  INVENTORIES, NET

The following table reflects the components of inventory, net as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$1,433	$1,242
Work-in-process	1,949	823
Finished goods	8,877	5,424
Total Inventories, net	$12,259	$7,489

As of June 30, 2022 and December 31, 2021, inventory reserves were $2.5 million and $3.7 million, respectively.

NOTE 6. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Furniture and office equipment	$2,733	$2,733
Laboratory equipment	20	20
Leasehold improvements	9,788	10,523
	12,541	13,276
Less: Accumulated depreciation	(11,408)	(11,749)
Property and equipment, net	$1,133	$1,527

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively and $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income.
NOTE 7.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	June 30, 2022				December 31, 2021
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Products rights:
INDOCIN	9.9	$154,100	$(27,075)	$127,025	$154,100	$(20,654)	$133,446
Otrexup	7.5	44,086	(2,755)	41,331	44,086	—	44,086
SPRIX	4.9	39,000	(11,746)	27,254	39,000	(8,960)	30,040
CAMBIA	0.5	51,360	(47,385)	3,975	51,360	(43,410)	7,950
Zipsor	0.0	27,250	(27,250)	—	27,250	(26,718)	532
Total Intangible Assets		$315,796	$(116,211)	$199,585	$315,796	$(99,742)	$216,054

Amortization expense was $8.0 million and $16.5 million for the three and six months ended June 30, 2022, respectively, and $7.2 million and $13.8 million for the three and six months ended June 30, 2021, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022 (remainder)	$15,936
2023	23,924
2024	23,924
2025	23,924
2026	23,924
Thereafter	87,953
Total	$199,585
NOTE 8.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Investment, net	$1,579	$1,579
Operating lease right-of-use assets	428	735
Prepaid asset and deposits	1,862	2,456
Other	697	698
Total other long-term assets	$4,566	$5,468

Investment, net consists of the Company’s investment in NES Therapeutic, Inc. (NES). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (Note Agreement) with NES. Pursuant the terms of the Note Agreement, the Company purchased a Convertible Secured Promissory Note (NES Note) for $3.0 million which accrues interest annually at a rate of 10% on $3.0 million principal, with both the principal and accrued interest due at maturity on August 2, 2024. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) FDA acceptance of the NDA, (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES. This investment is accounted as a long-term loan receivable and is valued at amortized cost. As of June 30, 2022, the Company continues to assess an estimated $1.9 million expected credit loss on its investment based on evaluation of probability of default that exists.

NOTE 9.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$2,889	$4,122
Accrued restructuring costs	338	828
Other accrued liabilities	7,974	8,062
Interest payable	1,486	1,687
Income tax payable	545	—
Total accrued liabilities	$13,232	$14,699

NOTE 10.  DEBT

The following table reflects the Company’s debt as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
13% Senior Secured Notes due 2024	$59,000	$70,750
Royalty rights obligation	2,162	2,743
Total principal amount	61,162	73,493
Less: current portion of long-term debt	(11,662)	(12,174)
Net, long-term debt	$49,500	$61,319

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

Pursuant to the Supplemental Indenture, Assertio and its restricted subsidiaries must also comply with certain covenants, including limitations on the issuance of debt; the issuance of preferred and/or disqualified stock; the payment of dividends and other restricted payments; the prepayment, redemption or repurchase of subordinated debt; mergers, amalgamations or consolidations; engaging in certain transactions with affiliates; and the making of investments. In addition, the Issuer must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the Secured Notes divided by 9.5 and (2) $7.5 million. The Company was in compliance with its covenants with respect to the Secured Notes as of June 30, 2022.

The Company made a prepayment for the Senior Secured Notes in the second quarter of 2022 in the amount of $7.1 million, including $7.0 million of principal and $0.1 million of accrued interest. The Company had Senior Secured Notes obligations of $59.0 million and $70.8 million as of June 30, 2022 and December 31, 2021, respectively, with $9.5 million classified as current and $49.5 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and $9.5 million classified as current and $61.3 million classified as non-current debt in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2021.

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

The Company has Royalty Rights obligations of $2.2 million and $2.7 million as of June 30, 2022 and December 31, 2021, respectively, which are classified as current debt in the Company’s Condensed Consolidated Balance Sheets.

The accounting for the Royalty Rights requires the Company to make certain estimates and assumptions about the future net sales. The estimates of the magnitude and timing of net sales are subject to significant variability due to the extended time period associated with the financing transaction and are thus subject to significant uncertainty.

Interest Expense

Royalty rights are amortized as interest expense using the effective interest method. The following table reflects debt related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated coupon interest	$2,248	$2,557	$4,547	$5,170
Amortization of royalty rights	21	48	48	118
Total interest expense	$2,269	$2,605	$4,595	$5,288

NOTE 11.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes stock options, restricted stock units (RSUs) and performance share units (PSUs).

For the three and six months ending June 30, 2022 stock-based compensation of $1.7 million and $2.7 million, respectively, and for the three and six months ending June 30, 2021, $1.0 million and $1.7 million, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income.

During the six months ended June 30, 2022 the Company granted 1.4 million RSUs at a weighted-average fair market value of $2.53 per share, 1.0 million options at a weighted-average fair market value of $2.28 per share, and collectively 2.0 million performance-based stock options and RSUs at a weighted-average fair value per unit was $2.02.

NOTE 12.  LEASES

As of June 30, 2022, the Company has non-cancelable operating leases for its offices and certain office equipment. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease which is on December 31, 2023. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania, which terminated in February 2022.

Prior to the Company’s corporate headquarters relocation in 2018, the Company had leased its previous corporate office in Newark, California (the Newark lease) which will terminate at the end of November 2022 and will not be renewed. The Newark lease is currently partially subleased through the lease term. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain (loss) in the Condensed Consolidated Statements of Comprehensive Income. During the first quarter of 2022, the Company recognized a gain of $0.6 million from the early termination and settlement of a Newark facility sublease.

The following table reflects lease expense and income for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2022	2021	2022	2021
Operating lease cost	Selling, general and administrative expenses	$39	$91	$79	$202
Operating lease cost	Other (loss) gain	148	148	296	295
Total lease cost		$187	$239	$375	$497

Sublease Income	Other (loss) gain	$168	$347	$943	$693
The following table reflects supplemental cash flow information related to leases for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$530	$697	$1,060	$1,462
The following table reflects supplemental balance sheet information related to leases as of June 30, 2022 and December 31, 2021 (in thousands):

	Financial Statement Classification	June 30, 2022	December 31, 2021
Liabilities
Current operating lease liabilities	Other current liabilities	$1,083	$1,978
Noncurrent operating lease liabilities	Other long-term liabilities	207	397
Total lease liabilities		$1,290	$2,375

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Agreement, JHS will be responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX. The Company has agreed to purchase a minimum number of batches of SPRIX annually from JHS over the term of the Agreement. Total commitments to JHS through the period ending July 30, 2022 have been met, and total commitments through the period ending July 30, 2023 are approximately $1.5 million.

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

Legal Matters
General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with our involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of June 30, 2022 and December 31, 2021 the Company had a legal contingency accrual of approximately $3.2 million and $3.4 million, respectively. The Company will continue to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20- 25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Legal expenses are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income and the related accruals are recorded in Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Securities Class Action Lawsuit and Related Matters

On August 23, 2017, the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer were named as defendants in a purported federal securities law class action filed in the U.S. District Court for the Northern District of California (the District Court). The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its opioid products and contends that the conduct supporting the alleged violations affected the value of Company common stock and is seeking damages and other relief. In an amended complaint filed on February 6, 2018, the lead plaintiff (referred to in its pleadings as the Depomed Investor Group), which seeks to represent a class consisting of all purchasers of Company common stock between July 29, 2015 and August 7, 2017, asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the amended complaint on April 9, 2018. On March 18, 2019, the District Court granted the motion to dismiss without prejudice, and the plaintiffs filed a second amended complaint on May 2, 2019. The second amended complaint asserted the same claims arising out of the same and similar disclosures against the Company and the same individuals as were involved in the original complaint. The Company and the individuals filed a motion to dismiss the second amended complaint on June 17, 2019, and the District Court granted that motion with prejudice on March 11, 2020. On April 9, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties completed their briefing of the appeal on December 14, 2020. On March 1, 2021, the court granted the parties’ joint motion to stay the appeal pending settlement discussions. On July 30, 2021, the Company reached an agreement to settle the matter subject to District Court approval. On August 13, 2021, the plaintiffs filed an unopposed motion for preliminary approval of the settlement with the District Court. The District Court issued an order preliminarily approving the settlement on March 21, 2022. On May 26, 2022, in full satisfaction of its payment obligations under the settlement agreement, the Company funded an escrow account which will be released to the plaintiffs following the District Court’s final approval of the settlement. On July 28, 2022, the District Court held the final settlement hearing and approved the settlement.

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
In July 2022, the Company became aware that the DOJ issued a press release stating that it had settled claims against a physician whom the DOJ alleged had received payments for paid speaking and consulting work from two pharmaceutical companies, including Depomed, Inc. (now known as Assertio Therapeutics), in exchange for prescribing certain of the companies’ respective products. As part of the settlement, the physician did not admit liability for such claims and the press release stated that there has been no determination of any liability for such claims. The Company denies any wrongdoing and disputes DOJ’s characterization of the payments from Depomed.

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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (MDL Court) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings has also been named in one such case. Plaintiffs may file additional lawsuits in which Assertio Therapeutics or Assertio Holdings may be named. Plaintiffs in the pending federal cases involving Assertio Therapeutics or Assertio Holdings include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Delaware, Missouri, Nevada,

Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which Assertio Therapeutics may be named. In the pending cases involving Assertio Therapeutics, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. The state lawsuits in which Assertio Therapeutics has been served are generally each at an early stage of proceedings. Assertio Therapeutics intends to defend itself vigorously in these matters.

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

On July 16, 2021, Assertio Therapeutics filed a complaint for declaratory relief against one of its excess products liability insurers, Lloyd’s of London Newline Syndicate 1218 and related entities (Newline), in the Superior Court of the State of California for the County of Alameda. Newline removed the case to the U.S. District Court for the Northern District of California (Case No. 3:21-cv-06642). Assertio Therapeutics was seeking a declaratory judgment that Newline has a duty to defend Assertio Therapeutics or, alternatively, to reimburse Assertio Therapeutics’ attorneys’ fees and other defense costs for opioid litigation claims noticed by Assertio Therapeutics. On May 18, 2022, Assertio Therapeutics entered into a Confidential Settlement Agreement and Mutual Release with Newline to resolve Assertio Therapeutics’ declaratory judgment action. Pursuant to the Settlement Agreement, the parties settled and the coverage action was dismissed with prejudice.

During the second quarter of 2022, Assertio Therapeutics received $2.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

On April 1, 2022, Assertio Therapeutics filed a complaint for negligence and breach of fiduciary duty against its former insurance broker, Woodruff-Sawyer & Co. (“Woodruff”), in the Superior Court of the State of California for the County of Alameda (Case No. 22CV009380). Assertio Therapeutics is seeking to recover its damages caused by Woodruff’s negligence and breaches of its fiduciary duties in connection with negotiating and procuring products liability insurance coverage for Assertio Therapeutics. The litigation is in the early stages. Trial is set for February 2, 2024.

Indemnification Dispute with Collegium Pharmaceutical, Inc.

On May 24, 2022, Assertio Therapeutics filed an action in the Superior Court of Delaware against Collegium Pharmaceutical, Inc. (Collegium) seeking indemnification in excess of $1.8 million for Collegium’s breach of an asset purchase agreement related to Assertio Therapeutics’ former product, Nucynta. Assertio Therapeutics alleges that Collegium agreed to assume certain liabilities associated with customer returns of Nucynta products sold by Collegium, but that Collegium has failed to honor that agreement. On July 14, 2022, Collegium answered the complaint asserting as a defense that, among other things, the Superior Court of Delaware does not have jurisdiction over all aspects of the action because Collegium contends that a portion of the dispute is subject to the alternative dispute resolution procedures under a different agreement. On July 18, 2022, Assertio Therapeutics moved to strike that defense, and the Court has set an August 8, 2022 due date for Collegium to respond to the motion to strike.

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

The following table reflects total expenses related to restructuring activities recognized within the Condensed Consolidated Statement of Comprehensive Income as restructuring costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee compensation costs	$—	$—	$—	$876
Other exit costs	—	—	—	213
Total restructuring costs	$—	$—	$—	$1,089

The following table reflects cash activity relating to the Company’s accrued restructuring cost as of June 30, 2022 (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance as of December 31, 2021	$828	$—	$828
Cash paid	(340)	—	(340)
Balance as of March 31, 2022	$488	$—	$488
Cash paid	(150)	—	(150)
Balance as of June 30, 2022	$338	$—	$338

NOTE 15. SHAREHOLDERS EQUITY

At The Market Program

On December 17, 2021, the Company entered into a Sales Agreement with Roth Capital Partners, LLC (Roth) as sales agent to sell shares of the Company’s common stock, from time to time, through an at-the-market (ATM) offering program having an aggregate offering price of up to $25.0 million. As of June 30, 2022, 2,463,637 shares have been issued and settled at an average price of $3.02, through which Assertio received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million.

Equity Raise

On February 9, 2021, the Company completed a registered direct offering with certain institutional investors and accredited investors to sell 5,650,000 shares of our common stock at a purchase price of $2.48 per share. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees and other offering expenses payable by the Company, Assertio received net proceeds of approximately $13.1 million. On February 12, 2021, the Company completed a registered direct offering with certain institutional investors and accredited investors to sell 8,750,000 shares of our common stock at a purchase price of $3.92 per share. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees and other offering expenses payable by the Company, Assertio received net proceeds of approximately $32.2 million. The Company intends to use proceeds from both offerings for general corporate purposes, including general working capital.

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

During the six months ended June 30, 2022 and 2021, 0.4 million and 1.2 million warrants, respectively, were exercised, and 0.4 million and 1.2 million common shares, respectively, were issued by the Company. As of June 30, 2022, there were no outstanding warrants remaining.

NOTE 16.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Upon consummation of the Zyla Merger in May 2020, the Company inherited outstanding Zyla warrants to purchase Zyla common stock, which were converted into the right to purchase shares of Assertio’s common stock. As these warrants are exercisable at any time at an exercise price of $0.0016 per share, they represent contingently issuable shares and therefore are included in the number of outstanding shares used for the computation of basic income per share. There were zero and 392,095 unexercised shares of common stock issuable upon the exercise of warrants as of June 30, 2022 and 2021, respectively.

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

The following table reflects the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income per share
Net income (loss)	$7,834	$(14,169)	$16,898	$(9,625)
Weighted average common shares and warrants outstanding	46,274	44,706	45,746	41,321
Basic net income (loss) per share	$0.17	$(0.32)	$0.37	$(0.23)

Diluted net income per share
Net income (loss)	$7,834	$(14,169)	$16,898	$(9,625)
Weighted average common shares and share equivalents outstanding	46,274	44,706	45,746	41,321
Add: effect of dilutive stock options, awards, and equivalents	1,305	—	1,111	—
Diluted net income (loss) per share	$0.16	$(0.32)	$0.36	$(0.23)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income per share, because to do so would be anti-dilutive, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2.5% Convertible Notes debt 2021	—	4	—	4
Stock options, awards and equivalents	2,124	2,924	1,614	2,899
Total potentially dilutive common shares	2,124	2,928	1,614	2,903

NOTE 17.  FAIR VALUE

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$13,500	$13,500
Long-term contingent consideration	Contingent consideration	—	—	23,259	23,259
Total		$—	$—	$36,759	$36,759

December 31, 2021	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$14,500	$14,500
Long-term contingent consideration	Contingent consideration	—	—	23,159	23,159
Total		$—	$—	$37,659	$37,659

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

During the three and six months ended June 30, 2022, the Company recognized an expense of $1.3 million and $2.9 million, respectively, for the change in fair value of contingent consideration, which was recognized in Fair value of contingent consideration on the Company’s Condensed Consolidated Statements of Comprehensive Income. For the three and six months ended June 30, 2021, the Company recognized an expense of $2.2 million and $1.6 million, respectively, for the change in fair value of contingent consideration. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of June 30, 2022 included revenue volatility of 35%, discount rate of 8.5%, credit spread of 7.8% and updated projections of future INDOCIN Product revenues.

Contingent consideration related to CAMBIA was $0.2 million as of June 30, 2022 and December 31, 2021.

The following table summarizes changes in fair value that are measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value, beginning of the period	$37,459	$37,959	$37,659	$38,552
Change in fair value of contingent consideration recorded within costs and expenses	1,300	2,195	2,945	1,602
Cash payment related to contingent consideration	(2,000)	(2,495)	(3,845)	(2,495)
Fair value, end of the period	$36,759	$37,659	$36,759	$37,659

The carrying value of the Company’s debt for the period ended June 30, 2022 approximates its fair value. When determining the estimated fair value of the Company’s debt, the Company uses a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2022.

NOTE 18.  INCOME TAXES

As of June 30, 2022, the Company’s net deferred tax assets are fully offset by a valuation allowance, with the exception of a deferred tax liability of $0.5 million for certain separate filing state jurisdictions. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the weight of available evidence, the Company recorded a valuation allowance against the majority of its net deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the six months ended June 30, 2022, the Company recorded an income tax expense of $1.3 million. The difference between the income tax expense of $1.3 million and the tax at the statutory rate of 21.0% to date on current year operations is principally due to the partial release of valuation allowance related to the current year movement in deferred tax assets.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 2007 through 2020 and the applicable statutes of limitation have not expired with respect to those returns. Because of NOLs and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At June 30, 2022, the Company did not have significant accrued interest and penalties associated with unrecognized tax benefits.

During the first quarter of 2022, the Company received of refund of $8.3 million for the carryback of net operating losses under the Cares Act.

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
On December 15, 2021, we, through a newly-formed subsidiary, Otter Pharmaceuticals, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Antares Pharma, Inc. (“Antares”), and concurrently consummated the Otrexup transaction. Pursuant to the terms of the Purchase Agreement, we acquired Antares’ rights, title and interest in and to Otrexup, including certain related assets, intellectual property, contracts, and product inventory for (i) $18.0 million in cash paid at closing, (ii) $16.0 million in cash paid on May 31, 2022 and (iii) and $10.0 million in cash payable on December 15, 2022.
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

•the outcome of opioid-related investigations, opioid-related litigation and related claims for negligence and breach of fiduciary duty against our former insurance broker, and other disputes and litigation, and the costs and expenses associated therewith;
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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

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

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales, net:
INDOCIN products	$22,841	$13,075	$44,197	$27,673
CAMBIA	6,183	6,128	11,656	12,590
Otrexup	2,616	—	5,694	—
Zipsor	216	2,581	2,445	4,803
SPRIX	2,216	2,942	3,982	4,639
Other products	1,358	518	3,003	1,569
Total product sales, net	35,430	25,244	70,977	51,274
Royalties and milestone revenue	451	542	1,443	975
Other revenue	(750)	(413)	(750)	(36)
Total revenues	$35,131	$25,373	$71,670	$52,213
Product Sales, net
For the three and six months ended June 30, 2022, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Otrexup and SPRIX. The Company acquired Otrexup in December 2021 and began shipping and recognizing product sales for Otrexup in January 2022.
INDOCIN net product sales for the three and six months ended June 30, 2022 increased $9.8 million from $13.1 million to $22.8 million and $16.5 million from $27.7 million to $44.2 million, respectively, as compared to the same period in 2021 primarily due to increased net pricing and higher volume partially offset by unfavorable payor mix.
CAMBIA net product sales for the three months ended June 30, 2022 increased $0.1 million from $6.1 million to $6.2 million as compared to the same period in 2021 primarily due favorable payor mix partially offset by lower volume. CAMBIA net product sales for the six months ended June 30, 2022 decreased $0.9 million from $12.6 million to $11.7 million as compared to the same period in 2021 primarily due to lower volume partially offset by favorable payor mix.
Zipsor net product sales for the three and six months ended June 30, 2022 decreased $2.4 million from $2.6 million to $0.2 million and decreased $2.4 million from $4.8 million to $2.4 million, respectively, as compared to the same period in 2021 primarily due to lower volume and unfavorable payor mix as certain parties who previously entered into settlement agreements with us began to market generic versions of Zipsor in 2022.
SPRIX net product sales for the three and six months ended June 30, 2022 decreased $0.7 million from $2.9 million to $2.2 million and decreased $0.6 million from $4.6 million to $4.0 million, respectively, as compared to the same period in 2021 primarily due to unfavorable payor mix partially offset by higher volume.
Other net product sales include product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020. In September 2020, we terminated our iCeutica License and as a result no longer manufacture products using SOLUMATRIX technology and will cease sales beginning in July 2022.
The increase in total product sales, net, also reflects a decrease year over year in the amounts charged as a reduction to revenue for sales & return allowances, discounts, chargebacks, and rebates, which is attributed to changes in product mix and, specifically, a higher concentration of INDOCIN Products that typically require lower levels of product sales allowances relative to our other products.

Royalties & Milestones

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the three and six months ended June 30, 2022, the Company recognized $0.5 million and $1.0 million of revenue related to CAMBIA in Canada, respectively. During the three and six months ended June 30, 2021, we recognized $0.5 million and $1.0 million of revenue related to CAMBIA in Canada, respectively.
During the six months ended June 30, 2021, we recognized $0.5 million Milestone revenue associated with completion of certain service milestones.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in reductions to total revenue during the period. Sales adjustments for previously divested products primarily include Gralise, Nucynta and Lazanda.

Cost of Sales (excluding amortization of intangible assets)
Cost of sales increased $0.6 million from $3.9 million to $4.5 million during the three months ended June 30, 2022 and increased $0.8 million from $7.9 million to $8.7 million during the six months ended June 30, 2022, respectively, as compared to the same period in 2021 primarily due to the impact of higher net sales and product mix.

For the three months ended June 30, 2022 and 2021 cost of sales included $0.3 million and $0.3 million, respectively, of amortization of inventory step-up related to acquired inventories sold. For the six months ended June 30, 2022 and 2021 cost of sales included $0.7 million and $0.6 million, respectively, of amortization of inventory step-up related to acquired inventories sold.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $13.5 million from $24.0 million to $10.5 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to $11.3 million in loss contingency provisions recognized in second quarter of 2021 that are not repeating in 2022, $2.0 million gain in the second quarter of 2022 for insurance reimbursement for previous opioid-related spend, partially offset by an increase of $0.8 million in stock compensation expense. Selling, general, and administrative expenses decreased $11.2 million from $32.4 million to $21.2 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to $11.3 million in loss contingency provisions recognized in second quarter of 2021 that are not repeating in 2022, decrease of approximately $3.0 million in general operating expenses as a result of prior restructuring events, partially offset by a net increase of $3.0 million as a result of the $5.0 million gain for insurance reimbursement in the first quarter of 2021 compared to $2.0 million gain for insurance reimbursement in second quarter of 2022, and an increase of $1.0 million in stock compensation expense.

Fair value of contingent consideration

Fair value of contingent consideration decreased by $0.9 million from $2.2 million to $1.3 million and increased by $1.3 million from $1.6 million to $2.9 million for the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value resulting from changes in the underlying inputs being recognized in operating expenses until the contingent consideration arrangement is settled. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of June 30, 2022 included revenue volatility of 35%, discount rate of 8.5%, credit spread of 7.8% and updated projections of future INDOCIN Product revenues.

Intangible Assets

The following table reflects amortization of intangible assets for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of intangible assets - INDOCIN	$3,210	$3,210	$6,421	$6,420
Amortization of intangible assets - SPRIX	1,988	1,393	2,786	2,786
Amortization of intangible assets - CAMBIA	1,378	1,988	3,975	3,272
Amortization of intangible assets - Otrexup	1,393	—	2,755	—
Amortization of intangible assets - Zipsor	—	584	532	1,168
Amortization of intangible assets - Oxaydo	—	43	—	118
Total	$7,969	$7,218	$16,469	$13,764

Amortization expense increased $0.8 million from $7.2 million to $8.0 million during the three months ended June 30, 2022 and increased $2.7 million from $13.8 million to $16.5 million during the six months ended June 30, 2022, respectively, as compared to the same period in 2021 primarily due to acquired Otrexup product rights in December 2021.

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

For the three and six months ended June 30, 2022 there were no restructuring charges incurred. For the three and six months ended June 30, 2021 restructuring charges incurred were zero and $1.1 million, respectively.

Other (Expense) Income

The following table reflects other expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$(2,269)	$(2,605)	$(4,596)	$(5,288)
Other gain (loss)	(95)	137	451	403
Total other expense	$(2,364)	$(2,468)	$(4,145)	$(4,885)

Other expense decreased by $0.1 million from expense of $2.5 million to expense of $2.4 million for the three months ended June 30, 2022 and decreased by $0.7 million from expense of $4.9 million to an expense of $4.1 million for the six months ended June 30, 2022, respectively, as compared to the same period in 2021 primarily due to lower interest expense.

Sublease income offset by sublease expense is recorded in Other gain (loss) within the above table. For the six months ended June 30, 2022, a gain of $0.6 million was recognized from the early termination and settlement of a Newark facility sublease.

The following table reflects interest expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest payable on 13% Senior Secured Notes due 2024	$2,248	$2,557	$4,548	$5,164
Interest payable on Convertible Notes	—	—	—	6
Amortization of royalty rights	21	48	48	118
Total interest expense	$2,269	$2,605	$4,596	$5,288

For the three and six months ended June 30, 2022, total interest expense decreased $0.3 million and decreased $0.7 million, respectively, as compared to the same period in 2021 primarily due to the impact of the principal payments on the 13% Senior Secured Notes during the period.

Income Tax Provision

For the three and six months ended June 30, 2022, we recorded an income tax expense of approximately $0.6 million and $1.3 million, respectively, which represents an effective tax rate of 7.0% and 7.2%, respectively. The difference between income tax expense of $0.6 million and income tax expense of $1.3 million for the three and six months ended June 30, 2022, respectively, and tax at the statutory rate of 21.0% is principally due to the partial release of valuation allowance related to the current year movement in the deferred tax assets.

In the three and six months ended June 30, 2021, we recorded an income tax benefit of approximately $0.3 million and income tax expense of $0.2 million, respectively, which represents an effective tax rate of 2.1% and (2.6)%, respectively. The difference between income tax benefit of $0.3 million and income tax expense of $0.2 million for the three and six months ended June 30, 2021, respectively, and tax at the statutory rate of 21.0% was principally due to the partial release of valuation allowance related to the movement in deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically and through June 30, 2022, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On December 17, 2021, we entered into a Sales Agreement with Roth Capital Partners, LLC (Roth) as sales agent to sell shares of our common stock, from time to time, through an at-the-market (ATM) offering program having an aggregate offering price of up to $25.0 million. As of June 30, 2022, 2,463,637 shares have been issued and settled at an average price of $3.02, through which we received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million.

On February 9, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 5,650,000 shares of our common stock at a purchase price of $2.48 per share. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees, we received net proceeds of approximately $13.1 million. On February 12, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 8,750,000 shares of our common stock at a purchase price of $3.92 per share. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees, we received net proceeds of approximately $32.2 million. We also incurred $0.5 million direct incremental cost to complete both registered direct offerings. We intend to use proceeds from both offerings for general corporate purposes, including general working capital.

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

The following table reflects summarized cash flow activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$41,856	$(3,262)
Net cash used in investing activities	(16,518)	—
Net cash (used in) provided by financing activities	(9,884)	36,904
Net increase in cash and cash equivalents	$15,454	$33,642

Cash Flows from Operating Activities

Cash provided by operating activities was $41.9 million during the six months ended June 30, 2022 compared to cash used of $3.3 million in the same period in 2021. The increase of $45.1 million in cash provided from operating activities is primarily due to combination of higher net income excluding non-cash items and favorable working capital cash flows. For the six months ended June 30, 2022, net income was $16.9 million compared to a net loss of $9.6 million for the same period in 2021. For the six months ended June 30, 2022, non-cash items contributed approximately $5.0 million more to operating cash flows compared to the same period in 2021 primarily due to higher amortization expense and higher expense for recurring fair value measurement of contingent consideration. For the six months ended June 30, 2022, working capital contributed approximately $13.6 million more to operating cash flows compared to the same period in 2021 primarily due to less cash used in the settlement of accrued rebates, returns and discounts due to impact of sales product mix as well as timing of settlement, receipt of $8.3 million in tax refund in the first quarter of 2022, and timing of inventory purchases and receipts.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 was $16.5 million, which was entirely composed of cash paid in relation to the purchase of Otrexup. There was no cash flow activity from investing activities for the six months ended June 30, 2021.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2022 was $9.9 million, which primarily consisted of $11.8 million in principal payments on the Senior Secured Notes and $3.8 million payment for contingent consideration, partially offset by $7.0 million in cash proceeds from the ATM program. Cash provided by financing activities for the six months ended June 30, 2021 was $36.9 million, which primarily consisted of $44.9 million proceeds from the registered direct offerings in February 2021, partially offset by $4.8 million in principal payments on the Senior Secured Notes and $2.5 million payment for contingent consideration.

Off-Balance Sheet Arrangement

There were no off-balance sheet arrangements during the quarter ended June 30, 2022.

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

We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDING
For a description of our material pending legal proceedings, see “Note 13. Commitments and Contingencies - Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to other information in this report, the following risk factors (together with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021) should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above (including those set forth below) are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

We have no patent protection for Indocin, Zipsor began to face generic competition earlier this year, and Cambia may face generic competition starting in 2023. If we face competition with generic versions of our marketed products, our revenues will be adversely affected.

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

There are no patents covering the INDOCIN Products (which accounted for 55% of our revenue in 2021), which means that a generic drug company or compounding pharmacy could introduce a generic for these drugs at any time. Furthermore, we are aware of other drug companies that have had interactions with regulatory agencies including FDA relating to indomethacin, which could indicate the development of one or more INDOCIN Product generics or other formulations of indomethacin. With respect to Cambia and Zipsor (which accounted for 23% and 9% of our revenue in 2021, respectively), we have entered into settlement agreements with generic drug companies, under which generic versions of these products can be marketed beginning in 2023 and 2022, respectively. As a result, we began to face generic competition for Zipsor earlier this year, we expect to face generic competition in the near term for Cambia and could face generic competition at any time for the INDOCIN Products.

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

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	2,321	$1.81	N/A	N/A
May 1, 2022 - May 31, 2022	31,845	$2.41	N/A	N/A
June 1, 2022 - June 30, 2022	—	—	N/A	N/A
Total	34,166	$2.37

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of equity awards granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 3. EXHIBITS

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

Date: August 8, 2022	ASSERTIO HOLDINGS, INC.

/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

/s/ Paul Schwichtenberg
Paul Schwichtenberg
Senior Vice President and Chief Financial Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Accounting Officer
re