Form 10-Q
period 2022-09-30
Assertio Holdings, Inc.
filed 2022-11-08
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 1, 2022 was 48,293,613.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$64,826	$36,810
Accounts receivable, net	44,680	44,361
Inventories, net	14,268	7,489
Prepaid and other current assets	2,720	14,838
Total current assets	126,494	103,498
Property and equipment, net	935	1,527
Intangible assets, net	191,617	216,054
Other long-term assets	4,298	5,468
Total assets	$323,344	$326,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,374	$6,685
Accrued rebates, returns and discounts	48,608	52,662
Accrued liabilities	10,992	14,699
Long-term debt, current portion	2,175	12,174
Contingent consideration, current portion	10,900	14,500
Other current liabilities	11,247	34,299
Total current liabilities	92,296	135,019
Long-term debt	65,982	61,319
Contingent consideration	25,759	23,159
Other long-term liabilities	4,392	4,636
Total liabilities	188,429	224,133
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 48,196,618 and 44,640,444 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	5	4
Additional paid-in capital	543,064	531,636
Accumulated deficit	(408,154)	(429,226)
Total shareholders’ equity	134,915	102,414
Total liabilities and shareholders' equity	$323,344	$326,547
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$34,279	$25,997	$105,258	$77,271
Royalties and milestones	473	416	1,916	1,391
Other revenue	(540)	(941)	(1,290)	(976)
Total revenues	34,212	25,472	105,884	77,686
Costs and expenses:
Cost of sales	4,009	3,050	12,734	10,936
Selling, general and administrative expenses	11,900	9,013	33,084	41,377
Fair value of contingent consideration	3,900	300	6,845	1,902
Amortization of intangible assets	7,969	7,175	24,438	20,939
Restructuring charges	—	—	—	1,089
Total costs and expenses	27,778	19,538	77,101	76,243
Income from operations	6,434	5,934	28,783	1,443
Other (expense) income:
Interest expense	(2,052)	(2,495)	(6,648)	(7,783)
Other gain	2	344	453	747
Total other expense	(2,050)	(2,151)	(6,195)	(7,036)
Net income (loss) before income taxes	4,384	3,783	22,588	(5,593)
Income tax expense	(210)	(46)	(1,516)	(294)
Net income (loss) and comprehensive income (loss)	$4,174	$3,737	$21,072	$(5,887)

Basic net income (loss) per share	$0.09	$0.08	$0.45	$(0.14)
Diluted net income (loss) per share	$0.08	$0.08	$0.42	$(0.14)
Shares used in computing basic net income (loss) per share	48,180	44,969	46,566	42,550
Shares used in computing diluted net income (loss) per share	57,386	45,055	50,470	42,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2021	44,640	$4	$531,636	$(429,226)	$102,414
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	307	—	(598)	—	(598)
Issuance of common stock upon exercise of warrant	388	—	—	—	—
Stock-based compensation	—	—	982	—	982
Net income and comprehensive income	—	—	—	9,064	9,064
Balances at March 31, 2022	45,335	$4	$532,020	$(420,162)	$111,862
Issuance of common stock in connection with at-the-market program	2,464	1	7,019	—	7,020
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	373	—	(81)	—	(81)
Stock-based compensation	—	—	1,734	—	1,734
Net income and comprehensive income	—	—	—	7,834	7,834
Balances at June 30, 2022	48,172	$5	$540,692	$(412,328)	$128,369
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	25	—	(28)	—	(28)
Stock-based compensation	—	—	2,400	—	2,400
Net income and comprehensive income	—	—	—	4,174	4,174
Balances at September 30, 2022	48,197	$5	$543,064	$(408,154)	$134,915

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2020	28,392	$3	$483,456	$(427,945)	$55,514
Issuance of common stock upon exercise of options	73	—	—	—	—
Issuance of common stock in connection with stock offerings	14,400	1	44,860	—	44,861
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	211	—	(388)	—	(388)
Issuance of common stock in conjunction with vesting of performance stock units	13	—	—	—	—
Issuance of common stock upon exercise of warrant	347	—	—	—	—
Stock-based compensation	—	—	772	—	772
Net income and comprehensive income	—	—	—	4,544	4,544
Balances at March 31, 2021	43,436	$4	$528,700	$(423,401)	$105,303
Issuance of common stock upon exercise of options	—	—	193	—	193
Issuance of common stock under employee stock purchase plan	4	—	—	—	—
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	227	—	(19)	—	(19)
Issuance of common stock upon exercise of warrant	845	—	—	—	—
Stock split fractional shares settlement	(18)	—	—	—	—
Stock-based compensation	—	—	957	—	957
Net loss and comprehensive loss	—	—	—	(14,169)	(14,169)
Balances at June 30, 2021	44,494	$4	$529,831	$(437,570)	$92,265
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	128	—	(8)	—	(8)
Stock-based compensation	—	—	866	—	866
Net income and comprehensive income	—	—	—	3,737	3,737
Balances at September 30, 2021	44,622	$4	$530,689	$(433,833)	$96,860
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$21,072	$(5,887)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,033	21,698
Amortization of debt issuance costs and Royalty Rights	128	159
Recurring fair value measurement of assets and liabilities	6,845	1,902
Stock-based compensation	5,116	2,596
Provision for inventory and other assets	828	(86)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(319)	8,205
Inventories	(7,607)	6,317
Prepaid and other assets	13,288	5,777
Accounts payable and other accrued liabilities	(7,193)	(22,405)
Accrued rebates, returns and discounts	(4,058)	(19,284)
Interest payable	(1,232)	2,400
Net cash provided by operating activities	51,901	1,392
Investing Activities
Purchase of Otrexup	(16,889)	—
Net cash used in investing activities	(16,889)	—
Financing Activities
Proceeds from issuance of 2027 Convertible Notes	65,916	—
Payments in connection with 2021 Convertible Notes	—	(335)
Payment in connection with 2024 Senior Notes	(70,750)	(4,750)
Payment of contingent consideration	(7,845)	(2,495)
Payment of Royalty Rights	(630)	(510)
Proceeds from issuance of common stock	7,020	44,861
Proceeds from exercise of stock options	—	193
Shares withheld for payment of employee's withholding tax liability	(707)	(416)
Net cash (used in) provided by financing activities	(6,996)	36,548
Net increase in cash and cash equivalents	28,016	37,940
Cash and cash equivalents at beginning of year	36,810	20,786
Cash and cash equivalents at end of period	$64,826	$58,726

Supplemental Disclosure of Cash Flow Information
Net cash refunded for income taxes	$(7,822)	$—
Cash paid for interest	$7,752	$5,216
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The unaudited condensed consolidated financial statements of Assertio Holdings, Inc. (the Company or Assertio) and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022 or future operating periods.

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

Reclassifications

During the first quarter of 2022, the Company made certain reclassifications within Selling, general and administrative expenses related to changes in the fair value of contingent considerations. These fair value adjustments were reclassified from Selling, general and administrative expenses to Fair value of contingent consideration on the Condensed Consolidated Statements of Comprehensive Income, which impacted previously reported amounts for the three and nine months ended September 30, 2021. The reclassifications were made to separately state changes in the fair value of contingent considerations from Selling, general and administrative expenses. Prior period results were recast to conform with these changes, and resulted in a decrease to Selling, general and administrative expenses and an equal and offsetting increase to Fair value of contingent consideration of $0.3 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. Total cost and expenses and Income (loss) from operations as previously reported remains unchanged.

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

The Otrexup product rights will be amortized over an 8 year period. As of September 30, 2022 and December 31, 2021 deferred cash payable to Antares were $10.0 million and $26.0 million, respectively, and were recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales, net:
INDOCIN products	$21,869	$14,541	$66,067	$42,214
CAMBIA	5,808	5,038	17,464	17,628
Otrexup	3,004	—	8,699	—
Zipsor	259	1,999	2,704	6,802
SPRIX	2,455	2,272	6,437	6,911
Other products	884	2,147	3,887	3,716
Total product sales, net	34,279	25,997	105,258	77,271
Royalties and milestone revenue	473	416	1,916	1,391
Other revenue	(540)	(941)	(1,290)	(976)
Total revenues	$34,212	$25,472	$105,884	$77,686
Product Sales, net:

For the three and nine months ended September 30, 2022 and 2021, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Otrexup and SPRIX. The Company acquired Otrexup in December 2021 and began shipping and recognizing product sales for Otrexup in January 2022.
Other products sales include product sales for non-promoted products (OXAYDO and SOLUMATRIX). The Company ceased SOLUMATRIX sales beginning in July 2022.
Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively and $0.4 million and $1.4 million for the three and nine months ended September 30, 2021, respectively.
The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers in Other current liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2021, contract liabilities were $0.3 million. For the nine months ended September 30, 2022, the Company recorded an additional $0.3 million in contract liabilities and recognized $0.5 million as Milestone revenue associated with completion of service milestones. As of September 30, 2022, contract liabilities were $0.2 million.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in reductions to total revenue during the period. Sales adjustments for previously divested products primarily include Gralise, Nucynta and Lazanda.
NOTE 4. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Receivables related to product sales, net	$42,061	$43,753
Other	2,619	608
Total accounts receivable, net	$44,680	$44,361

As of September 30, 2022 and December 31, 2021, allowances for cash discounts for prompt payment were $1.0 million and $0.9 million, respectively.
NOTE 5.  INVENTORIES, NET

The following table reflects the components of inventory, net as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$1,755	$1,242
Work-in-process	2,556	823
Finished goods	9,957	5,424
Total Inventories, net	$14,268	$7,489

As of September 30, 2022 and December 31, 2021, inventory reserves were $2.0 million and $3.7 million, respectively.

NOTE 6. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Furniture and office equipment	$2,353	$2,733
Laboratory equipment	20	20
Leasehold improvements	9,787	10,523
	12,160	13,276
Less: Accumulated depreciation	(11,225)	(11,749)
Property and equipment, net	$935	$1,527

Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively and $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income.
NOTE 7.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	September 30, 2022				December 31, 2021
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Products rights:
INDOCIN	9.6	$154,100	$(30,285)	$123,815	$154,100	$(20,654)	$133,446
CAMBIA	0.3	51,360	(49,372)	1,988	51,360	(43,410)	7,950
Otrexup	7.2	44,086	(4,133)	39,953	44,086	—	44,086
SPRIX	4.6	39,000	(13,139)	25,861	39,000	(8,960)	30,040
Zipsor	0.0	27,250	(27,250)	—	27,250	(26,718)	532
Total Intangible Assets		$315,796	$(124,179)	$191,617	$315,796	$(99,742)	$216,054

Amortization expense was $8.0 million and $24.4 million for the three and nine months ended September 30, 2022, respectively, and $7.2 million and $20.9 million for the three and nine months ended September 30, 2021, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022 (remainder)	$7,969
2023	23,924
2024	23,924
2025	23,924
2026	23,924
Thereafter	87,952
Total	$191,617

We evaluate long-lived assets, including property and equipment and acquired intangible assets consisting of product rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of September 30, 2022, we determined that there was an indicator of impairment present based on our market capitalization as of September 30, 2022 compared to our carrying value. After grouping the long-lived assets, including purchased developed technology and trademarks, at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, we estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. We then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset group. Based on this test, we determined that the estimated undiscounted cash flows were in excess of the carrying amount of the long-lived asset group and, accordingly, the long-lived asset group is fully recoverable.
NOTE 8.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Investment, net	$1,579	$1,579
Operating lease right-of-use assets	262	735
Prepaid asset and deposits	1,760	2,456
Other	697	698
Total other long-term assets	$4,298	$5,468

Investment, net consists of the Company’s investment in NES Therapeutic, Inc. (NES). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (Note Agreement) with NES. Pursuant the terms of the Note Agreement, the Company purchased a Convertible Secured Promissory Note (NES Note) for $3.0 million which accrues interest annually at a rate of 10% on $3.0 million principal, with both the principal and accrued interest due at maturity on August 2, 2024. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) FDA acceptance of the NDA, (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES. This investment is accounted as a long-term loan receivable and is valued at amortized cost. As of September 30, 2022, the Company continues to assess an estimated $1.9 million expected credit loss on its investment based on evaluation of probability of default that exists.

NOTE 9.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$2,295	$4,122
Accrued restructuring costs	137	828
Other accrued liabilities	7,755	8,062
Interest payable	455	1,687
Income tax payable	350	—
Total accrued liabilities	$10,992	$14,699

NOTE 10.  DEBT

The following table reflects the Company’s debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
6.5% Senior Convertible Notes due 2027	$70,000	$—
13% Senior Secured Notes due 2024	—	70,750
Royalty rights obligation	2,175	2,743
Total principal amount	72,175	73,493
Unamortized debt issuance costs	(4,018)	—
Less: current portion of long-term debt	(2,175)	(12,174)
Net, long-term debt	$65,982	$61,319

6.5% Convertible Senior Notes due 2027

On August 22, 2022, Assertio entered into a purchase agreement (the “Purchase Agreement”), with U.S. Bank Trust Company (the “Trustee”), as the Trustee of the initial purchasers (the “Initial Purchasers”) to issue $60.0 million in aggregate principal amount of 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”). Under the Purchase Agreement, the Initial Purchasers were also granted an overallotment option to purchase up to an additional $10.0 million of the 2027 Convertible Notes solely to cover overallotment (the “Overallotment Option”) within a 13-day period from the date of the initial 2027 Convertible Notes were issued. On August 24, 2022, the Initial Purchasers exercised the Overallotment Option in full for the $10.0 million of additional 2027 Convertible Notes. The 2027 Convertible Notes are senior unsecured obligations of the Company.

The terms of the Notes are governed by the Indenture dated August 25, 2022 (the “Indenture”). The terms of the 2027 Convertible Notes allow for conversion into Common Stock, cash, or a combination of cash and Common Stock, at the Company’s election, at an initial conversion rate of 244.2003 shares of the Company’s Common Stock per $1,000 principal amount (equal to an initial Conversion Price of approximately $4.09 per share), subject to adjustments specified in the Indenture (the “Conversion Rate”). The 2027 Convertible Notes will mature on September 1, 2027, unless earlier repurchased or converted.

The 2027 Convertible Notes bears interest from August 25, 2022 at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2023.

Pursuant to the terms of the Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of September 30, 2022.

The Company incurred approximately $4.0 million in issuance costs including legal fees, accounting service fees, printing fees, and trustee fees associated with the Notes. The issuance costs were recognized as a discount to the 2027 Convertible Notes and are amortized over the term of the 2027 Convertible Notes using the effective interest method. The effective interest rate for the period is 7.8%.

The following table reflects the carrying balance of the 2027 Convertible Notes as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Principal balance	$70,000	$—
Unamortized debt issuance costs	(4,018)	—
Convertible note payable, net	$65,982	$—

During the three months ended September 30, 2022, the Company amortized $0.1 million of the debt discount on the 2027 Convertible Notes.

All of the embedded features of the 2027 Convertible Notes were either clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s financial statements.

13% Senior Secured Notes due 2024

In accordance with the Zyla Merger, Assertio assumed $95.0 million aggregate principal amount of 13% senior secured notes due 2024 (the 2024 Secured Notes) issued pursuant to an indenture (the Existing Indenture) entered into on January 31, 2019, by and among Zyla Life Sciences, the guarantors party thereto (the Guarantors) and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association), as trustee and collateral agent (the Trustee). The 2024 Secured Notes were issued in two series: $50.0 million of Series A-1 Notes and $45.0 million of Series A-2 Notes.

The Company used the net proceeds from the 2027 Convertible Note Offering to repurchase $59.0 million aggregate principal amount of its outstanding 2024 Secured Notes and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Note Offering. The 2024 Secured Notes were derecognized upon extinguishment with no gain or loss recognized, as no unamortized cost remained at time of extinguishment. Assertio expects to use the remaining net proceeds of the 2027 Convertible Note Offering for general corporate purposes. As of September 30, 2022 there were no outstanding aggregate principal amounts of the 2024 Secured Notes.

Royalty Rights Obligation

In accordance with the Zyla Merger, the Company assumed a royalty rights agreements (the Royalty Rights) with each of the holders of its 2024 Secured Notes pursuant to which the Company will pay the holders of the 2024 Secured Notes an aggregate 1.5% royalty on Net Sales (as defined in the Existing Indenture) through December 31, 2022. The Royalty Rights were determined to be a freestanding element with respect to the 2024 Secured Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.

The Company has Royalty Rights obligations of $2.2 million and $2.7 million as of September 30, 2022 and December 31, 2021, respectively, which are classified as current debt in the Company’s Condensed Consolidated Balance Sheets.

The accounting for the Royalty Rights requires the Company to make certain estimates and assumptions about the future net sales. The estimates of the magnitude and timing of net sales are subject to significant variability due to the extended time period associated with the financing transaction and are thus subject to significant uncertainty.

Interest Expense

Royalty Rights and debt issuance cost are amortized as interest expense using the effective interest method. The following table reflects debt related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest payable on 2027 Convertible Notes	$456	$—	$456	$—
Interest paid on 2024 Secured Notes	1,516	2,454	6,064	7,618
Amortization of debt issuance costs and Royalty Rights	80	41	128	159
Other	—	—	—	6
Total interest expense	$2,052	$2,495	$6,648	$7,783

NOTE 11.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based stock options and restricted stock units (RSUs) and performance-based stock options and RSUs.

For the three and nine months ending September 30, 2022 stock-based compensation of $2.4 million and $5.1 million, respectively, and for the three and nine months ending September 30, 2021, $0.9 million and $2.6 million, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income.

During the nine months ended September 30, 2022 the Company granted 1.5 million RSUs at a weighted-average fair market value of $2.54 per share, 1.0 million options at a weighted-average fair market value of $2.28 per share, and collectively 2.0 million performance-based stock options and RSUs at a weighted-average fair value per unit was $2.02.

NOTE 12.  LEASES

As of September 30, 2022, the Company has non-cancelable operating leases for its offices and certain office equipment. The Company has the right to renew the term of the Lake Forest lease for one period of five years, provided that written notice is made to the Landlord no later than twelve months prior to the expiration of the initial term of the lease which is on December 31, 2023. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania, which terminated in February 2022.

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

The following table reflects lease expense and income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2022	2021	2022	2021
Operating lease cost	Selling, general and administrative expenses	$39	$54	$118	$256
Operating lease cost	Other gain	148	148	444	443
Total lease cost		$187	$202	$562	$699

Sublease Income	Other gain	$168	$347	$1,111	$1,040
The following table reflects supplemental cash flow information related to leases for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$533	$667	$1,593	$2,129

The following table reflects supplemental balance sheet information related to leases as of September 30, 2022 and December 31, 2021 (in thousands):

	Financial Statement Classification	September 30, 2022	December 31, 2021
Liabilities
Current operating lease liabilities	Other current liabilities	$673	$1,978
Noncurrent operating lease liabilities	Other long-term liabilities	105	397
Total lease liabilities		$778	$2,375

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Agreement, JHS will be responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX. The Company has agreed to purchase a minimum number of batches of SPRIX annually from JHS over the term of the Agreement. Total commitments to JHS through the period ending July 30, 2022 have been met, and total commitments through the period ending July 30, 2023 are approximately $1.1 million.

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

General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with our involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of September 30, 2022 and December 31, 2021 the Company had a legal contingency accrual of approximately $3.2 million and $3.4 million, respectively. The Company will continue to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20- 25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Legal expenses are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income and the related accruals are recorded in Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Securities Class Action Lawsuit and Related Matters

On August 28, 2022, the U.S. District Court for the Northern District of California issued a final order approving the settlement of a purported federal securities law class action that was pending against the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer, thereby concluding this matter. The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 related to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its former opioid products and contended that the conduct supporting the alleged violations affected the value of Company common stock and was seeking damages and other relief.

Additionally, on December 14, 2021, the Superior Court of California, Alameda County, issued a final order approving the settlement of the shareholder derivative actions that were filed on behalf of the Company against its officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of the federal securities laws, thereby concluding these matters. The claims in the shareholder derivative actions arose out of the same factual allegations as the purported federal securities class action described above.

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

Indemnification Dispute with Collegium Pharmaceutical, Inc.

On May 24, 2022, Assertio Therapeutics filed an action in the Superior Court of Delaware against Collegium Pharmaceutical, Inc. (Collegium) seeking indemnification in excess of $1.8 million for Collegium’s breach of an asset purchase agreement related to Assertio Therapeutics’ former product, Nucynta. Assertio Therapeutics alleges that Collegium agreed to assume certain liabilities associated with customer returns of Nucynta products sold by Collegium, but that Collegium has failed to honor that agreement. On July 14, 2022, Collegium answered the complaint asserting as a defense that, among other things, the Superior Court of Delaware does not have jurisdiction over all aspects of the action because Collegium contends that a portion of the dispute is subject to the alternative dispute resolution procedures under a different agreement. On July 18, 2022, Assertio Therapeutics moved to strike that defense, and on August 8, 2022 in opposition to the motion to strike, Collegium filed a cross-motion to stay the case. Assertio Therapeutics filed its opposition to Collegium’s cross-motion to stay on August 19, 2022. After oral argument on September 20, 2022, the Court granted in part Assertio Therapeutics’ motion to strike and denied in full Collegium’s cross-motion to stay.

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

The following table reflects total expenses related to restructuring activities recognized within the Condensed Consolidated Statement of Comprehensive Income as restructuring costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee compensation costs	$—	$—	$—	$876
Other exit costs	—	—	—	213
Total restructuring costs	$—	$—	$—	$1,089

The following table reflects cash activity relating to the Company’s accrued restructuring cost as of September 30, 2022 (in thousands):

	Employee compensation costs	Total
Balance as of December 31, 2021	$828	$828
Cash paid	(340)	(340)
Balance as of March 31, 2022	$488	$488
Cash paid	(150)	(150)
Balance as of June 30, 2022	$338	$338
Cash paid	(201)	(201)
Balance as of September 30, 2022	$137	$137

NOTE 15. SHAREHOLDERS EQUITY

At-The-Market Program

On December 17, 2021, the Company entered into a Sales Agreement with Roth Capital Partners, LLC (Roth) as sales agent to sell shares of the Company’s common stock, from time to time, through an at-the-market (ATM) offering program having an aggregate offering price of up to $25.0 million. As of September 30, 2022, 2,463,637 shares have been issued and settled at an average price of $3.02, through which the Company received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million. As a result of the issuance of the 2027 Convertible Notes (See Note 10. Debt), the Company has determined to suspend use of its ATM offering program.

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

During the nine months ended September 30, 2022 and 2021, zero and 392,095 warrants, respectively, were exercised, and zero and 387,802 common shares, respectively, were issued by the Company. As of September 30, 2022, there were no outstanding warrants remaining.

NOTE 16.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Upon consummation of the Zyla Merger in May 2020, the Company inherited outstanding Zyla warrants to purchase Zyla common stock, which were converted into the right to purchase shares of Assertio’s common stock. As these warrants are exercisable at any time at an exercise price of $0.0016 per share, they represent contingently issuable shares and therefore are included in the number of outstanding shares used for the computation of basic income per share. There were zero and 392,095 unexercised shares of common stock issuable upon the exercise of warrants as of September 30, 2022 and 2021, respectively.

Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options, awards, and equivalents and convertible debt. For purposes of this calculation, convertible debt and options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes the 2027 Convertible Notes were converted at the beginning of each period presented. As a result, interest expense and any adjustments recognized in net income for the 2027 Convertible Notes is added back to net income used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the dilution effect of the 2027 Convertible Notes.
The following table reflects the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income per share
Net income (loss)	$4,174	$3,737	$21,072	$(5,887)
Weighted-average common shares and warrants outstanding	48,180	44,969	46,566	42,550
Basic net income (loss) per share	$0.09	$0.08	$0.45	$(0.14)

Diluted net income per share
Net income (loss)	$4,174	$3,737	$21,072	$(5,887)
Add: Interest Expense on convertible debt, net of tax	497	—	487	—
Adjusted Net income (loss)	4,671	3,737	21,559	(5,887)
Weighted-average common shares and share equivalents outstanding	48,180	44,969	46,566	42,550
Add: effect of dilutive stock-based awards and equivalents	1,960	86	1,462	—
Add: effect of dilutive convertible debt under if-converted method	7,246	—	2,442	—
Denominator for diluted income per share	57,386	45,055	50,470	42,550
Diluted net income (loss) per share	$0.08	$0.08	$0.42	$(0.14)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income per share, because to do so would be anti-dilutive, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2021 Convertible Notes	—	3	—	4
Stock-based awards and equivalents	2,983	2,297	1,329	2,725
Total potentially dilutive common shares	2,983	2,300	1,329	2,729

NOTE 17.  FAIR VALUE

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$10,900	$10,900
Long-term contingent consideration	Contingent consideration	—	—	25,759	25,759
Total		$—	$—	$36,659	$36,659

December 31, 2021	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$14,500	$14,500
Long-term contingent consideration	Contingent consideration	—	—	23,159	23,159
Total		$—	$—	$37,659	$37,659

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

During the three and nine months ended September 30, 2022, the Company recognized an expense of $3.9 million and $6.8 million, respectively, for the change in fair value of contingent consideration, which was recognized in Fair value of contingent consideration on the Company’s Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2021, the Company recognized an expense of $0.3 million and $1.9 million, respectively, for the change in fair value of contingent consideration. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2022 included revenue volatility of 30%, discount rate of 8.5%, credit spread of 4.0% and updated projections of future INDOCIN Product revenues.

Contingent consideration related to CAMBIA was $0.2 million as of September 30, 2022 and December 31, 2021.

The following table summarizes changes in fair value that are measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value, beginning of the period	$36,759	$37,659	$37,659	$38,552
Change in fair value of contingent consideration recorded within costs and expenses	3,900	300	6,845	1,902
Cash payment related to contingent consideration	(4,000)	—	(7,845)	(2,495)
Fair value, end of the period	$36,659	$37,959	$36,659	$37,959

The Company estimates the fair value of its convertible notes based on a market approach which represents a Level 2 valuation. The estimated fair value of the 2027 Convertible Notes, which the Company issued on August 22, 2022, was approximately $64.3 million (par value $70.0 million) as of September 30, 2022.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2022.

NOTE 18.  INCOME TAXES

As of September 30, 2022, the Company’s net deferred tax assets are fully offset by a valuation allowance, with the exception of a deferred tax liability of $0.3 million for certain separate filing state jurisdictions. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the weight of available evidence, the Company recorded a valuation allowance against the majority of its net deferred tax assets. However, given the current earnings trend, sufficient positive evidence may become available for the Company to release all or a portion of the valuation allowance within twelve months. The exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis.

For the nine months ended September 30, 2022, the Company recorded an income tax expense of $1.5 million. The difference between the income tax expense of $1.5 million and the tax at the statutory rate of 21.0% to date on current year operations is principally due to the partial release of valuation allowance related to the current year movement in deferred tax assets.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 2007 through 2020 and the applicable statutes of limitation have not expired with respect to those returns. Because of NOLs and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. At September 30, 2022, the Company did not have significant accrued interest and penalties associated with unrecognized tax benefits.

During the first quarter of 2022, the Company received a refund of $8.3 million for the carryback of net operating losses under the Cares Act.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The tax legislation includes a new book-minimum tax on certain large corporations, an excise tax on stock buybacks, and tax incentives to address climate change mitigation and clean energy. The Company considered the income tax accounting implications of the IRA legislation to the Company’s income tax provision calculation for the period ended September 30, 2022 and determined that the impact was not significant.

NOTE 19. SUBSEQUENT EVENTS

On October 27, 2022, Assertio announced the closing of a transaction to acquire an exclusive license for Sympazan® (clobazam) oral film from Aquestive Therapeutics, Inc. (Aquestive). Under the terms of the definitive agreement, the Company acquired an exclusive license for the Sympazan intellectual property from Aquestive for an upfront payment of $9.0 million. Assertio also entered into a long-term supply agreement with Aquestive for Sympazan. Additionally, Aquestive will continue to prosecute an existing patent application that could extend patent coverage to as late as 2039. Upon patent allowance, Assertio will pay a $6.0 million milestone payment and royalties to Aquestive.

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

•the entry and sales of generics or other products competitive with any of our products;

•our ability to successfully execute business development, strategic partnerships, and investment opportunities to build and grow for the future;

•our ability to achieve the expected financial performance from products we acquire, as well as delays, challenges and expenses, and unexpected costs associated with integrating and operating newly-acquired products;

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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and June 30, 2022, respectively. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

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

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales, net:
INDOCIN products	$21,869	$14,541	$66,067	$42,214
CAMBIA	5,808	5,038	17,464	17,628
Otrexup	3,004	—	8,699	—
Zipsor	259	1,999	2,704	6,802
SPRIX	2,455	2,272	6,437	6,911
Other products	884	2,147	3,887	3,716
Total product sales, net	34,279	25,997	105,258	77,271
Royalties and milestone revenue	473	416	1,916	1,391
Other revenue	(540)	(941)	(1,290)	(976)
Total revenues	$34,212	$25,472	$105,884	$77,686
Product Sales, net
For the three and nine months ended September 30, 2022, product sales primarily consisted of sales from INDOCIN Products, CAMBIA, Otrexup and SPRIX. The Company acquired Otrexup in December 2021 and began shipping and recognizing product sales for Otrexup in January 2022.
INDOCIN net product sales for the three and nine months ended September 30, 2022 increased $7.3 million from $14.5 million to $21.9 million and $23.9 million from $42.2 million to $66.1 million, respectively, as compared to the same period in 2021 primarily due to favorable net pricing as result of increase in gross price and favorable impact of lower returns, partially offset by lower volume.
CAMBIA net product sales for the three months ended September 30, 2022 increased $0.8 million from $5.0 million to $5.8 million as compared to the same period in 2021 primarily due to favorable payor mix partially offset by lower volume. CAMBIA net product sales for the nine months ended September 30, 2022 decreased $0.1 million from $17.6 million to $17.5 million as compared to the same period in 2021 primarily due to lower volume partially offset by favorable payor mix. Certain parties who have entered into settlement agreements with us will be able to market generic versions of Cambia starting in 2023.
Zipsor net product sales for the three and nine months ended September 30, 2022 decreased $1.7 million from $2.0 million to $0.3 million and $4.1 million from $6.8 million to $2.7 million, respectively, as compared to the same period in 2021 primarily due to lower volume and unfavorable payor mix as certain parties who previously entered into settlement agreements with us began to market generic versions of Zipsor in 2022.
SPRIX net product sales for the three months ended September 30, 2022 increased $0.2 million from $2.3 million to $2.5 million as compared to the same period in 2021 primarily due to higher volume partially offset by unfavorable payor mix. SPRIX net product sales for the nine months ended September 30, 2022 decreased $0.5 million from $6.9 million to $6.4 million as compared to the same period in 2021 primarily due to unfavorable payor mix partially offset by higher volume.
Other net product sales include product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020. In September 2020, we terminated our iCeutica License and as a result no longer manufacture products using SOLUMATRIX technology and ceased sales beginning in July 2022.
The increase in total product sales, net, for the three and nine months ended September 30, 2022 also reflects a decrease year over year in the amounts charged as a reduction to revenue for sales & return allowances, discounts, chargebacks, and rebates, which is attributed to changes in product mix and, specifically, a higher concentration of INDOCIN Products that typically require lower levels of product sales allowances relative to our other products.

Royalties & Milestones

In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $1.5 million of revenue related to CAMBIA in Canada, respectively. During the three and nine months ended September 30, 2021, we recognized $0.4 million and $1.4 million of revenue related to CAMBIA in Canada, respectively.
During the nine months ended months ended September 30, 2022, we recognized $0.5 million Milestone revenue associated with completion of certain service milestones.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in reductions to total revenue during the period. Sales adjustments for previously divested products primarily include Gralise, Nucynta and Lazanda resulted in a revenue reduction of $0.5 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, and revenue reduction of $0.9 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.

Cost of Sales (excluding amortization of intangible assets)
Cost of sales increased $1.0 million from $3.1 million to $4.0 million during the three months ended September 30, 2022 and increased $1.8 million from $10.9 million to $12.7 million during the nine months ended September 30, 2022, respectively, as compared to the same period in 2021 primarily due to the impact of higher net sales and product mix.

For the three months ended September 30, 2022 and 2021, there was no impact to cost of sales related to amortization of inventory step-up related to acquired inventories sold. For the nine months ended September 30, 2022 and 2021 cost of sales included $0.7 million and $0.6 million, respectively, of amortization of inventory step-up related to acquired inventories sold.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $2.9 million from $9.0 million to $11.9 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase of $1.5 million in stock compensation expense, $1.0 million in provision benefit recognized in third quarter of 2021 not repeating in 2022, and remaining increase is due to general operating expenses.

Selling, general, and administrative expenses decreased $8.3 million from $41.4 million to $33.1 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to $11.3 million in loss contingency provisions recognized in second quarter of 2021 that are not repeating in 2022, decrease of approximately $2.5 million in general operating expenses as a result of prior restructuring events, partially offset by a net increase of $3.0 million as a result of the $5.0 million gain for insurance reimbursement in the first quarter of 2021 compared to $2.0 million gain for insurance reimbursement in second quarter of 2022, and an increase of $2.5 million in stock compensation expense.

Fair value of contingent consideration

Fair value of contingent consideration increased by $3.6 million from $0.3 million to $3.9 million and increased by $4.9 million from $1.9 million to $6.8 million for the three and nine months ended September 30, 2022, respectively, as compared to the same period in 2021. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value resulting from changes in the underlying inputs being recognized in operating expenses until the contingent consideration arrangement is settled. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2022 included revenue volatility of 30%, discount rate of 8.5%, credit spread of 4.0% and updated projections of future INDOCIN Product revenues.

Intangible Assets

The following table reflects amortization of intangible assets for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of intangible assets - INDOCIN	$3,210	$3,210	$9,631	$9,631
Amortization of intangible assets - SPRIX	1,393	1,393	4,179	4,179
Amortization of intangible assets - CAMBIA	1,988	1,988	5,963	5,259
Amortization of intangible assets - Otrexup	1,378	—	4,133	—
Amortization of intangible assets - Zipsor	—	584	532	1,752
Amortization of intangible assets - Oxaydo	—	—	—	118
Total	$7,969	$7,175	$24,438	$20,939

Amortization expense increased $0.8 million from $7.2 million to $8.0 million during the three months ended September 30, 2022 and increased $3.5 million from $20.9 million to $24.4 million during the nine months ended September 30, 2022, respectively, as compared to the same period in 2021 primarily due to acquired Otrexup product rights in December 2021 and full amortization of Zipsor and Oxaydo.

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

For the three and nine months ended September 30, 2022 there were no restructuring charges incurred. For the three and nine months ended September 30, 2021 restructuring charges incurred were zero and $1.1 million, respectively.

Other (Expense) Income

The following table reflects other expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$(2,052)	$(2,495)	$(6,648)	$(7,783)
Other gain	2	344	453	747
Total other expense	$(2,050)	$(2,151)	$(6,195)	$(7,036)

Other expense decreased by $0.1 million from expense of $2.2 million to expense of $2.1 million for the three months ended September 30, 2022 and decreased by $0.8 million from expense of $7.0 million to an expense of $6.2 million for the nine months ended months ended September 30, 2022, respectively, as compared to the same period in 2021 primarily due to lower interest expense.

Sublease income offset by sublease expense is recorded in Other gain within the above table. For the nine months ended months ended September 30, 2022, a gain of $0.6 million was recognized from the early termination and settlement of a Newark facility sublease.

The following table reflects interest expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest payable on 2027 Convertible Notes	$522	$—	$522	$—
Interest paid on 2024 Secured Notes	1,516	2,454	6,064	7,618
Amortization of debt discounts and Royalty Rights	14	41	62	159
Other	—	—	—	6
Total interest expense	$2,052	$2,495	$6,648	$7,783

For the three and nine months ended September 30, 2022, total interest expense decreased $0.4 million and decreased $1.1 million, respectively, as compared to the same period in 2021 primarily due to the impact of the principal payments on the 2024 Secured Notes during the period. On August 22, 2022, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Notes due 2027 (the 2027 Convertible Notes). We used the net proceeds from the 2027 Convertible Note Offering to repurchase $59.0 million aggregate principal amount of our outstanding 2024 Secured Notes.

Income Tax Provision

For the three and nine months ended September 30, 2022, we recorded an income tax expense of approximately $0.2 million and $1.5 million, respectively, which represents an effective tax rate of 4.8% and 6.7%, respectively. The difference between income tax expense of $0.2 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, and tax at the statutory rate of 21.0% is principally due to the partial release of valuation allowance related to the current year movement in the deferred tax assets.

In the three and nine months ended September 30, 2021, we recorded an income tax expense of approximately $0.1 million and $0.3 million, respectively, which represents an effective tax rate of 1.2% and 5.3%, respectively. The difference between income tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and tax at the statutory rate of 21.0% was principally due to the partial release of valuation allowance related to the movement in deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically and through September 30, 2022, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On August 22, 2022, we issued $70.0 million aggregate principal amount of 6.5% Convertible Senior Notes Due 2027 which mature on September 1, 2027 and bear interest at the rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023. We used the net proceeds from the 2027 Convertible Note Offering to repurchase $59.0 million aggregate principal amount of our outstanding 2024 Secured Notes and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Note Offering. We expect to use the remaining net proceeds of the 2027 Convertible Note Offering for general corporate purposes.

On December 17, 2021, we entered into a Sales Agreement with Roth Capital Partners, LLC (Roth) as sales agent to sell shares of our common stock, from time to time, through an at-the-market (ATM) offering program having an aggregate offering price of up to $25.0 million. As of September 30, 2021, 2,463,637 shares have been issued and settled at an average price of $3.02, through which we received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million. In connection with the 2027 Convertible Notes (See Note 10. Debt) the company has determined to suspend use of its ATM offering program.

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

The following table reflects summarized cash flow activities for the nine months ended months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$51,901	$1,392
Net cash used in investing activities	(16,889)	—
Net cash (used in) provided by financing activities	(6,996)	36,548
Net increase in cash and cash equivalents	$28,016	$37,940

Cash Flows from Operating Activities

Cash provided by operating activities was $51.9 million during the nine months ended September 30, 2022 compared to $1.4 million in the same period in 2021. The increase of $50.5 million in cash provided from operating activities is primarily due to combination of higher net income excluding non-cash items and favorable working capital cash flows. For the nine months ended September 30, 2022, net income was $21.1 million compared to a net loss of $5.9 million for the same period in 2021. For the nine months ended September 30, 2022, non-cash items contributed approximately $11.7 million more to operating cash flows compared to the same period in 2021 primarily due to higher amortization expense and higher expense for recurring fair value measurement of contingent consideration. For the nine months ended September 30, 2022, working capital contributed approximately $11.9 million more to operating cash flows compared to the same period in 2021 primarily due to less cash used in the settlement of accrued rebates, returns and discounts due to impact of sales product mix as well as timing of settlement, receipt of $8.3 million in tax refund in the first quarter of 2022, and timing of inventory purchases and receipts and accounts receivable settlement.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended months ended September 30, 2022 was $16.9 million, which was entirely composed of cash paid in relation to the purchase of Otrexup. There was no cash flow activity from investing activities for the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 was $7.0 million, which primarily consisted of $70.8 million in principal payments on the 2024 Secured Notes and $7.8 million payment for contingent consideration, partially offset by $7.0 million in cash proceeds from the ATM program and $65.9 million in cash proceeds from the issuance of 2027 Convertible Notes. Cash provided by financing activities for the nine months ended September 30, 2021 was $36.5 million, which primarily consisted of $44.9 million proceeds from the registered direct offerings in February 2021, partially offset by $4.8 million in principal payments on the 2024 Secured Notes and $2.5 million payment for contingent consideration.

Off-Balance Sheet Arrangement

There were no off-balance sheet arrangements during the quarter ended September 30, 2022.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDING
For a description of our material pending legal proceedings, see “Note 13. Commitments and Contingencies - Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in (i) our Annual Report on Form 10-K for the year ended December 31, 2021; and (ii) our Quarterly Report on Form 10-Q for the three months ended June 30, 2022. Except as set forth below, there have been no material changes to our risk factors since our Quarterly Report on Form 10-Q for the three months ended June 30, 2022. In addition to other information in this report, the following risk factors (together with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2022) should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above (including those set forth below) are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

We have no patent protection for the INDOCIN Products and Zyla recently began to face competition for INDOCIN suppositories from a 503B outsourcing facility (commonly referred to as a 503B compounder). Zipsor began to face generic competition earlier this year, and Cambia may face generic competition starting in 2023. If we face competition with generic and/or compounded versions of our marketed products, our revenues will be adversely affected.

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

There are no patents covering the INDOCIN Products (which accounted for 55% of our revenue in 2021), which means that a generic drug company could introduce a generic for these drugs at any time. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including FDA relating to indomethacin, which could indicate the development of one or more INDOCIN Product generics or other formulations of indomethacin. Furthermore, a 503B outsourcing facility (commonly referred to as a 503B compounder) recently began compounding 100 mg indomethacin suppositories in violation of certain provisions of the FDCA, including, among others, Section 505 approval requirements for new drugs and labeling requirements related to adequate directions for use. For a 503B compounder to qualify for exemptions from these requirements, the 503B compounder must meet certain conditions set forth in Section 503B of the FDCA, including (1) using only bulk drug substances (i.e., indomethacin) that appear on a list identifying the bulk substances for which FDA has determined that there is clinical need to use in compounding or that the drug product compounded from a bulk drug substance appears on FDA’s drug shortage list; and (2) compounding a drug product that is not “essentially a copy” of an FDA-approved product. We believe that the 503B compounder compounding 100 mg indomethacin suppositories does not meet these conditions as indomethacin is not on FDA’s list of bulk substances for which there is a clinical need and INDOCIN suppositories are not on FDA’s drug shortage list; and we believe that the 100 mg indomethacin suppositories being compounded are “essentially a copy” of Zyla’s FDA-approved INDOCIN suppositories. As a result, Zyla currently faces competition for INDOCIN suppositories from an unlawful compounder and could face generic competition at any time for the INDOCIN Products. Although Zyla is vigorously pursuing remedies against the unlawful compounder, we cannot guarantee that Zyla will be successful in causing it to discontinue sales of its unapproved indomethacin suppository product.

With respect to Cambia and Zipsor (which accounted for 23% and 9% of our revenue in 2021, respectively), we have entered into settlement agreements with generic drug companies, under which generic versions of these products can be marketed beginning in 2023 and 2022, respectively. As a result, we began to face generic competition for Zipsor earlier this year and expect to face generic competition in the near term for Cambia.

Any introduction of one or more generic versions of our products, as well as sales of indomethacin suppositories by compounders, would harm our business, financial condition and results of operations. The filing of the ANDAs described above, or any other ANDA or similar application in respect to any of our products, as well as sales of indomethacin suppositories by compounders, could have an adverse impact on our stock price. Moreover, if the patents covering Otrexup (which expire in 2031) are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition for Otrexup would have a further material adverse effect on our business, financial condition and results of operations.

The market price of our common stock historically has been volatile. Our results of operations have and may continue to fluctuate and affect our stock price and the trading price of our 6.50% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”).

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting our operating results and that could adversely affect our stock price include:
•the degree of commercial success and market acceptance of our products;
•the entry and sales of generics or other products competitive with any of our products;
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
•our plans to acquire, in-license or co-promote other products or compounds or acquire or combine with other companies, and our degree of success in realizing the intended advantages of, and mitigating any risks associated with, any such transactions;
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

A decrease in the market price of our common stock would likely adversely impact the trading price of the 2027 Convertible Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the 2027 Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the 2027 Convertible Notes.

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
If we were delisted from The Nasdaq Capital Market, it would constitute a “fundamental change” under the 2027 Convertible Notes, which would require us to offer to repurchase the 2027 Convertible Notes and would allow the holders of the 2027 Convertible Notes to convert their 2027 Convertible Notes into our common stock at an increased conversion rate, which would make conversion of the 2027 Convertible Notes more dilutive.

Conversions of the 2027 Convertible Notes or future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the 2027 Convertible Notes.

In 2022, we issued the 2027 Convertible Notes, and in the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. A substantial number of shares of our common stock is reserved for issuance upon the exercise of restricted stock units and stock options, and upon conversion of the 2027 Convertible Notes. We cannot predict the effect if any, that conversions of the 2027 Convertible Notes or of any future issuances of common stock or equity-linked securities, may have on the market price for our common stock. The issuance and sale or conversion of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the 2027 Convertible Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations. Our indebtedness could limit our ability to incur additional debt to fund our operations.

We have significant indebtedness under the 2027 Convertible Notes. Holders of the 2027 Convertible Notes will have the right to require us to repurchase their 2027 Convertible Notes for cash upon the occurrence a “fundamental change” as defined in the indenture for the 2027 Convertible Notes and we may elect to settle all or a portion of the conversion obligation of the 2027 Convertible Notes in cash. Our ability to make scheduled payments of the principal of, to pay interest on, to offer to repurchase the 2027 Convertible Notes upon a fundamental change as defined in the indenture for the 2027 Convertible Notes, or to refinance the 2027 Convertible Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Any failure to generate sufficient cash flow to satisfy our obligations under the 2027 Convertible Notes or any future indebtedness could lead to a default under the 2027 Convertible Notes or such indebtedness.

The indenture for the 2027 Convertible Notes contains covenants limiting our ability in the future to secure our or our subsidiaries’ assets or have our subsidiaries issue guarantees without equally and ratably securing or guaranteeing the 2027 Convertible Notes. These covenants may make it more difficult for us to incur indebtedness to fund our operations on attractive terms or at all.

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
•require the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cashflow available for other purposes, including working capital, business development activities, any future clinical trials and/or research and development, capital expenditures and other general corporate purposes;
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

The accounting method for the 2027 Convertible Notes or changes in the accounting method for convertible debt securities that may be settled in cash, such as the 2027 Convertible Notes, could have a material effect on our reported financial results.

If holders do not convert their 2027 Convertible Notes, we could be required under applicable accounting rules to classify all or a portion of the outstanding principal of the 2027 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2027 Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2027 Convertible Notes is that the equity component would be required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as a discount for purposes of accounting for the debt component of the 2027 Convertible Notes. In addition, under certain circumstances, convertible debt instruments (such as the 2027 Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares issuable upon conversion of the 2027 Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2027 Convertible Notes exceeds their principal amount.

However, in August 2020, the FASB published an accounting standards update (ASU) 2020-06 (“ASU 2020-06”), which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 also will no longer allow for earnings per share purposes the use of the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the 2027 Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt instrument being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06 for such convertible debt instrument. These amendments have become effective for public companies for fiscal years beginning after December 15, 2021. As a result, we do not expect to bifurcate the equity and debt components of the 2027 Convertible Notes on our consolidated balance sheet and expect to apply the if-converted method to calculate the impact of the 2027 Convertible Notes on our diluted earnings per share.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	6,190	$2.65	N/A	N/A
August 1,2022 - August 31, 2022	6,287	$1.90	N/A	N/A
September 1,2022- September 30,2022	—	—	N/A	N/A
Total	12,477	$2.27

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of equity awards granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 3. EXHIBITS

4.5
Indenture, dated as of August 25, 2022, between Assertio Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

4.6	Form of 6.50% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________
(*)    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2022	ASSERTIO HOLDINGS, INC.

/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

/s/ Paul Schwichtenberg
Paul Schwichtenberg
Senior Vice President and Chief Financial Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Accounting Officer