Form 10-K
period 2022-12-31
Assertio Holdings, Inc.
filed 2023-03-08
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐*
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐*
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non‑affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Capital Market as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $140.4 million.
The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 2, 2023 was 55,578,544.
*Disclosure is not being provided under this item pursuant to guidance issued by the staff of the Securities and Exchange Commission.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2022 fiscal year.

ASSERTIO HOLDINGS, INC.
FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

In May 2020, Assertio Therapeutics, Inc. implemented a holding company reorganization through which Assertio Therapeutics, Inc. became a subsidiary of Assertio Holdings, Inc. and, subsequently, Assertio Holdings, Inc. merged with Zyla Life Sciences (“Zyla”) in a transaction we refer to as the “Zyla Merger.” Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings, Inc. and/or its applicable subsidiary or subsidiaries.

Assertio and Zyla are registered trademarks of the Company. All other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We have assumed that the reader understands that all such terms are source indicating. Accordingly, such terms, when first mentioned in this Annual Report on Form 10-K, appear with the trade name, trademark or service mark notices and then throughout the remainder of this Annual Report on Form 10-K without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of December 31, 2022.

NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Statements made in this Annual Report on Form 10‑K that are not statements of historical fact are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek,” “estimate,” “could,” “might,” “should,” “goal,” “target,” “project,” “approximate”, “potential,” “opportunity,” “pursue,” “strategy,” “prospective” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on economic or other circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

Examples of forward-looking statements in this Annual Report include, but are not necessarily limited to, those relating to:

•the commercial success and market acceptance of our products, including the coverage of our products by payors and pharmacy benefit managers;

•our ability to successfully develop and execute our sales, marketing and non-personal and digital promotion strategies, including developing and maintaining relationships with customers, physicians, payors and other constituencies;

•the entry and sales of generics of our products (including the INDOCIN products which are not patent protected and may face generic competition at any time) and/or other products competitive with any of our products (including compounded indomethacin suppositories that a 503B compounder recently began selling in what we believe to be violation of certain provisions of the Food, Drug and Cosmetic Act (the “FDCA”) and which compete with our INDOCIN suppositories);

•our ability to successfully execute our business strategy, business development, strategic partnerships, and investment opportunities to build and grow for the future, including through product acquisitions, commercialization agreements, licensing or technology agreements, equity investments, and business combinations;

•our ability to achieve the expected financial performance from products we acquire, as well as delays, challenges and expenses, and unexpected costs associated with integrating and operating newly-acquired products;

•our expectations regarding industry trends, including pricing pressures and managed healthcare practices;

•our ability to attract and retain key executive leadership;

•the potential impacts of the COVID-19 pandemic or future outbreaks, including volatility in prescriptions associated with elective procedures, on our liquidity, capital resources, operations and business and those of the third parties on which we rely, including suppliers and distributors;

•the ability of our third-party manufacturers to manufacture adequate quantities of commercially salable inventory and active pharmaceutical ingredients for each of our products, and our ability to maintain our supply chain, which relies on single-source suppliers;

•the outcome of, and our intentions with respect to, any litigation or investigations, including antitrust litigation, opioid-related investigations, opioid-related litigation and related claims for negligence and breach of fiduciary duty against our former insurance broker, and other disputes and litigation, and the costs and expenses associated therewith;

•our compliance or non-compliance with, or being subject to, legal and regulatory requirements related to the development or promotion of pharmaceutical products in the United States (“U.S.”);

•our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing the intellectual property rights of others;

•our ability to generate sufficient cash flow from our business to fund operations and to make payments on our indebtedness, our ability to restructure or refinance our indebtedness, if necessary, and our compliance with the terms and conditions of the agreements governing our indebtedness;

•our ability to raise additional capital or refinance our debt, if necessary;

•our intentions or expectations regarding the use of available funds and any future earnings or the use of net proceeds from securities offerings;

•our commitments and estimates regarding future obligations, contingent consideration obligations and other expenses, future revenues, capital requirements and needs for additional financing;

•our counterparties’ compliance or non-compliance with their obligations under our agreements;

•variations in revenues obtained from commercialization agreements, including contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues, and the accounting treatment with respect thereto;

•the timing, cost and results of any future research and development efforts including potential clinical studies relating to any future product candidates;
•the estimation, projection or availability of net operating losses or credit carryforwards; and
•our common stock maintaining compliance with The Nasdaq Capital Market’s minimum closing bid requirement of at least $1.00 per share.

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

PART I

ITEM 1.  BUSINESS

Our Company

We are a commercial pharmaceutical company offering differentiated products to patients utilizing a non-personal promotional model. Our commercial portfolio of branded products focuses on three areas: neurology, rheumatology, and pain and inflammation. We have built our commercial portfolio through a combination of increased opportunities with existing products, as well as through the acquisition or licensing of additional approved products. Our primary marketed products are:

INDOCIN® (indomethacin) Suppositories	A suppository and oral solution of indomethacin used both in hospitals and out-patient settings. Both products are nonsteroidal anti-inflammatory drug (NSAID), indicated for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing a prescription medicine, methotrexate. Otrexup is folate analog metabolic inhibitor indicated for the:

• Management of patients with severe, active rheumatoid arthritis (RA) and polyarticular juvenile idiopathic arthritis (pJIA), who are intolerant of or had an inadequate response to first-line therapy.

• Symptomatic control of severe, recalcitrant, disabling psoriasis in adults who are not adequately responsive to other forms of therapy.
Sympazan® (clobazam) oral film	A benzodiazepine indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome (LGS) in patients aged two years of age or older . Sympazan is the only product to offer clobazam in a convenient film with PharmFilm® technology. Sympazan is taken without water or liquid, adheres to the tongue, and dissolves to deliver clobazam.
SPRIX® (ketorolac tromethamine) Nasal Spray
A prescription NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at an opioid level. SPRIX is a non-narcotic nasal spray that provides patients with moderate to moderately severe short-term pain a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider.

CAMBIA® (diclofenac potassium for oral solution)
A prescription NSAID indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. CAMBIA can help patients with migraine pain, nausea, photophobia (sensitivity to light), and phonophobia (sensitivity to sound). CAMBIA is not a pill; it is a powder, and combining CAMBIA with water activates the medicine in a unique way.

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

On October 27, 2022, we completed a transaction to acquire an exclusive license for Sympazan® (clobazam) oral film and Sympazan product inventory (the “Sympazan Acquisition”) from Aquestive Therapeutics, Inc. (“Aquestive”). Under the terms of the definitive agreement governing the Sympazan Acquisition, we acquired an exclusive license for the Sympazan intellectual property from Aquestive for an upfront payment of $9.0 million and a $6.0 million milestone payment contingent upon allowance of an existing patent application which, at the date of the transaction, Aquestive was prosecuting. The patent allowance was granted in the fourth quarter of 2022, which extends the patent coverage until 2040. Accordingly, we have paid in full the $6.0 million milestone payment. We are also required to pay Aquestive cash royalties on a quarterly basis equal to 10.0% of the gross margin (defined within the definitive agreement) from sales of Sympazan. We also entered into a long-term supply agreement with Aquestive for Sympazan.

On August 22, 2022, we issued $70.0 million aggregate principal amount of Convertible Senior Notes which mature on September 1, 2027 and bear interest at the rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023 (the “2027 Convertible Notes”). We used the net proceeds from the 2027 Convertible Notes to repurchase the remaining $59.0 million aggregate principal amount of our outstanding 13.0% Senior Secured Notes due 2024 (the “2024 Secured Notes”) and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Notes. We expect to use the remaining net proceeds from the 2027 Convertible Notes for general corporate purposes.

On February 27, 2023, we completed a transaction with a limited number of holders of our outstanding 2027 Convertible Notes (the “Exchanged Notes”) to exchange $30.0 million aggregate principal amount of Exchanged Notes pursuant to separate, privately negotiated exchange agreements for a combination of (a) a cash payment and (b) an agreed number of shares of our common stock. The shares of our common stock were issued in private placements exempt from registration in reliance on Section 4(a)(2) of the Securities Act. We paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of our common stock in the transactions. We did not receive any cash proceeds from the issuance of the shares of our common stock. Refer to Note 10 of the accompanying Consolidated Financial Statements for additional information on the 2027 Convertible Notes.

On December 15, 2021, we, through a newly-formed subsidiary, Otter Pharmaceuticals, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Antares Pharma, Inc. (“Antares”), and concurrently consummated the transaction (the “Otrexup Acquisition”). Pursuant to the terms of the Purchase Agreement, we acquired Antares’ rights, title and interest in and to Otrexup, including certain related assets, intellectual property, contracts, and product inventory for (i) $18.0 million in cash paid at closing, (ii) $16.0 million in cash paid on May 31, 2022, and (iii) $10.0 million in cash paid on December 15, 2022.

On May 18, 2021, we effected a 1-for-4 reverse stock split of our issued and outstanding par value $0.0001 common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All common stock share and per share data included in these financial statements have been retrospectively adjusted to reflect the effect of the reverse stock split for all periods presented.

On May 20, 2020, we completed a merger (the “Zyla Merger”) with Zyla Life Sciences (“Zyla”) pursuant to an Agreement and Plan of Merger, dated as of March 16, 2020 (the “Merger Agreement”). Pursuant to the Zyla Merger, we acquired our current commercial products INDOCIN (suppository and oral solution), SPRIX, and OXAYDO.

Collaboration and License Agreements

Miravo Pharmaceuticals: The Company has a license agreement with Tribute Pharmaceuticals Canada Ltd. (known as Miravo Pharmaceuticals, or “Miravo”) granting them the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. We may receive additional one-time contingent milestone payments upon the achievement of scaling twelve-month cumulative sales targets and certain development milestones in the future.

Business Strategy

Our success depends on our people, the unique and scalable digital platform we have created, and the opportunities that exist in the marketplace. We believe the following key elements enable us to be commercially successful:

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

Impact of COVID-19 on our Business

Following the outbreak of COVID-19 during early 2020, our priority was and remains the health and safety of our employees, their families, and the patients we serve. Because COVID-19 impacted our ability to see in-person providers who prescribe our products, we transformed our commercial approach during 2020 and increased virtual visits, ultimately eliminating our in-person sales force in favor of a digital sales strategy; a strategy we still maintain today and we plan to maintain. Limitations on elective surgeries and changes in patient behavior after the outbreak of COVID-19 impacted our operations by causing a decline and subsequent volatility in prescriptions associated with those elective procedures. The extent of any future impact of the COVID-19 pandemic on our operational and financial performance will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including actions by government authorities to contain future outbreaks, the emergence of new COVID-19 variants, the related potential for new surges in infections, the impacts on third parties on which we rely, including suppliers and distributors, and the impacts of increases in virtual physician visits on prescriber behavior. For example, although many public health restrictions have eased, future surges could result in additional restrictions or other factors that may contribute to decreases in elective procedures.

Promotion of Products

Beginning in 2021, we transformed our commercial model. The promotion of our products is now executed by a non-personal promotion model, utilizing omnichannel marketing and a digital selling approach. We have also integrated our virtual sales team with a view to maximize effectiveness with the providers and various sites-of-care that utilize our therapies.

Using virtual and digital promotion allows us to quickly scale resources to meet the needs of our growing portfolio and is intended to ensure that we can be competitive across multiple therapeutic areas. Our commercial organization is comprised of multiple capabilities, including marketing, trade and distribution, and market access. The organization’s focus is finding new and novel ways to distribute product and improve patient access to our therapies.

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

Segment and Customer Information

    We manage our business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. To date, substantially all of our revenues are related to product sales in the U.S.

Three large, national wholesale distributors represent the vast majority of our revenues from net product sales. The following table reflects the percentage of consolidated revenue by customer and the percentage of accounts receivable by customer related to product shipments for the years ended December 31, 2022 and 2021.

	Consolidated Revenue		Accounts Receivable related to product shipments
	For the years ended December 31,		For the years ended December 31,
	2022	2021	2022	2021
AmerisourceBergen Corporation	28%	26%	21%	29%
McKesson Corporation	28%	24%	25%	23%
Cardinal Health	23%	34%	42%	44%
All others	21%	16%	12%	4%
Total	100%	100%	100%	100%

The change in the percentage of consolidated revenue by customer and the percentage of accounts receivable by customer related to product shipments for the year ended December 31, 2021 to December 31, 2022 was primarily driven by the impact of change in product mix. Each wholesale distributor purchases a different amount of each product, therefore the change in product mix impacts the percentage of consolidated revenue by customer and the percentage of accounts receivable by customer related to product shipments.

Manufacturing

Our facilities are used for office purposes only and no commercial manufacturing takes place at our facilities.

We are responsible for the supply and distribution of our marketed products. Our approved products are manufactured at contract manufacturing facilities in the U.S., Canada, and Italy. We have manufacturing, packaging, and supply agreements with sole commercial suppliers for each of our marketed products, as follows:

•INDOCIN products - Patheon Pharmaceuticals, Inc. (“Patheon”) and Cosette Pharmaceuticals, Inc.
•Otrexup - Antares Pharma, Inc. and Pharmascience Inc.
•Sympazan - Aquestive Therapeutics, Inc.
•SPRIX - Jubilant HollisterStier LLC and Sharp Packaging Solutions
•CAMBIA - MiPharm, S.p.A. and Tioapack (formerly Pharma Packaging Solutions)
•Zipsor - Catalent Ontario Limited (“Catalent”) and Mikart Inc.
•OXAYDO - UPM Pharmaceuticals, Inc.

Drug Substances

The active pharmaceutical ingredient (“API”) used in SPRIX is ketorolac tromethamine and in OXAYDO is oxycodone hydrochloride. Both INDOCIN oral suspension and suppositories use indomethacin as the API. We currently procure these APIs on a purchase order basis, some of which are pursuant to an agreement with one of our suppliers. We acquire ketorolac tromethamine and indomethacin from European-based manufacturers while we secure oxycodone hydrochloride from a U.S.-based manufacturer. Both CAMBIA and Zipsor use diclofenac potassium as the API, which we source from suppliers in Italy and Taiwan. OTREXUP uses Methotrexate as the API, which is sourced by our supplier from a manufacturer based in Germany. Sympazan uses Clobazam as the API, which is procured on a purchase order basis by our supplier from a manufacturer based in Italy.

Oxycodone hydrochloride is classified as a narcotic controlled substance under U.S. federal law and, as such, OXAYDO is classified as a Schedule II controlled substance by the U.S. Drug Enforcement Administration (“DEA”). Schedule II controlled substances are classified as having the highest potential for abuse and dependence among drugs that are recognized as having an accepted medical use. Consequently, the manufacturing, shipping, dispensing and storing of OXAYDO are subject to a high degree of regulation, as described in more detail under the caption “Governmental Regulation—Controlled Substances.” Clobazam is classified as a benzodiazepine, a DEA Schedule IV controlled substance, having a low potential for abuse and low risk of dependence.

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

Intellectual Property

We regard the protection of patents, designs, trademarks, and other proprietary rights that we own as critical to our success and competitive position.

Our Trademarks

    Assertio™, Zyla™, INDOCIN®, Otrexup®, Sympazan®, SPRIX®, CAMBIA®, Zipsor® and OXAYDO® are trademarks owned by or licensed to Assertio. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

Our Patents and Proprietary Rights

As of December 31, 2022, the U.S. patents we own or have in-licensed, and their expiration dates and the marketed products they cover, are as follows:

Product	U.S. Patent Nos. (Exp. Dates)
Otrexup®	8,021,335 (October 4, 2026)
8,480,631 (March 19, 2030)
8,562,564 (January 24, 2026)
8,579,865 (March 19, 2030)
8,814,834 (May 27, 2031)
8,945,063 (March 19, 2030)
9,421,333 (March 19, 2030)
9,533,102 (January 24, 2026)
9,629,959 (January 24, 2026)
9,867,949 (March 10, 2029)
10,709,844 (March 10, 2029)
11,446,441 (January 24, 2026)
11,497,753 (March 19, 2030)
Sympazan®	8,603,514 (April 3, 2024)
8,765,167 (February 20, 2024)
11,541,002 (January 31, 2040)
SPRIX® (1)	8,277,781 (March 13, 2029) (2)
8,551,454 (March 13, 2029) (2)
CAMBIA® (3)	7,759,394 (June 16, 2026)
8,097,651 (June 16, 2026)
8,927,604 (June 16, 2026)
9,827,197 (June 16, 2026)
Zipsor® (4)	7,662,858 (February 24, 2029)
7,884,095 (February 24, 2029)
7,939,518 (February 24, 2029)
8,110,606 (February 24, 2029)
8,623,920 (February 24, 2029)
9,561,200 (February 24, 2029)
OXAYDO®	7,510,726 (November 26, 2023)
7,981,439 (November 26, 2023)
8,409,616 (November 26, 2023)
8,637,540 (November 26, 2023)
9,492,443 (May 26, 2024)
7,201,920 (March 16, 2025)

(1) Directed to processes of manufacture related to SPRIX.
(2) Expiration date excludes any potential patent term adjustment.
(3) Certain parties who have entered into settlement agreements with us are able to market generic versions of CAMBIA starting January 2023.
(4) Certain parties who have entered into settlement agreements with us are able to market generic versions of Zipsor starting in March 2022.

Our success depends in part on our ability to obtain and maintain patent protection for our products and technologies. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. Our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know how. These confidentiality agreements may not be effective in certain cases. In addition, our trade secrets may otherwise become known or be independently developed by competitors. For further information regarding risks associated with the protection of our intellectual property rights, please also refer to “Item 1A. “Risk Factors - We are not always able to protect our intellectual property and are subject to risks from liability for infringing the intellectual property of others.”

Competition

We face competition and potential competition from several sources, including pharmaceutical and biotechnology companies, generic drug companies, and medical devices and drug delivery companies. SPRIX and INDOCIN products compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics. There are no patents covering the INDOCIN products, which means that a generic drug company could file for and obtain approval of, and launch, a generic form of these drugs at any time. We are aware of other drug companies that have had interactions with regulatory agencies including the U.S. Food and Drug Administration (“FDA”) relating to indomethacin, which could indicate the development of one or more INDOCIN product generics or other formulations of indomethacin. We are also aware of a 503B outsourcing facility (commonly referred to as a 503B compounder) that recently began compounding 100 mg indomethacin suppositories in what we believe to be violation of certain provisions of the Food, Drug and Cosmetic Act (the “FDCA”), including, among others, Section 505 approval requirements for new drugs and labeling requirements related to adequate directions for use. For further discussion of the risks related to the development INDOCIN Product generics and those related to 503B compounders, please refer to “Item 1A. Risk Factors - Cambia and Zipsor recently began facing competition from generics and INDOCIN suppositories recently began facing competition from a 503B outsourcing facility (commonly referred to as a 503B compounder) which adversely affects our business. Approval of generic versions of our other products, including the INDOCIN products which are not patent protected and may face generic competition at any time, could have an adverse effect on our business.”

CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Currently, eight triptans are available generically and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan, sumatriptan-naproxen and zolmitriptan). There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including CGRP inhibitor products. Certain parties who have entered into settlement agreements with us began to market generic versions of CAMBIA in January 2023. Zipsor competes against other drugs that are widely used to treat mild to moderate pain in the acute setting, including both branded and generic versions of diclofenac. Certain parties who have entered into settlement agreements with us began to market generic versions of Zipsor in March 2022. Otrexup competes with other branded methotrexate products, including other injection and auto-injector products. Competition in the methotrexate market also includes tablets and parenteral dosage forms. In addition, other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, NSAIDs, corticosteroids and biologic response modifiers. Sympazan competes with other generic and branded products in the treatment of LGS, including clobazam tablets and oral solution options. Competition in the LGS marketplace includes branded and generic anti-seizure medications, surgery, neuromodulations, and diet. Competing products developed in the future may prove superior to our products, either generally or in particular market segments. These developments could make our products noncompetitive or obsolete.

Government Regulation

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics, and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing, along with other information that is known about an investigational drug product, are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Longer-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with Current Good Clinical Practice (“cGCP”), which includes the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol intended to study an investigational new drug formulation must be submitted to the FDA as part of the IND. Additionally, an independent IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, concerns about subjects, or may impose other conditions. Sponsors have ongoing submission and reporting obligations to the FDA and IRBs, and the FDA and IRBs may exercise continuing oversight of a clinical trial.

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

As part of an application, the FDA may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. In addition, under the Pediatric Research Equity Act of 2003, certain NDAs or supplements to an NDA must contain adequate data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or partial or full waivers from the pediatric data requirements.

Before an NDA is approved, the FDA generally inspects one or more clinical sites and facilities at which the drug is manufactured to ensure they are in compliance with the FDA’s cGCPs and Current Good Manufacturing Practices (“cGMP”). If the FDA determines the application, data or manufacturing facilities are not acceptable, the FDA may note the deficiencies in the submission and request additional testing or information.

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

The review and approval process for an NDA requires substantial time, effort and financial resources. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

If approved, the FDA may still limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-marketing Phase 4 clinical studies be conducted, require surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The results of post-marketing Phase 4 clinical studies may cause the FDA to prevent or limit further marketing of a product. After approval, certain changes to the approved product, such as manufacturing changes, new labeling claims, and new indications, are subject to additional requirements and FDA review and approval.

Foreign regulatory approval of a product must also be obtained prior to marketing a product internationally. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval and the time required for approval may delay or prevent marketing in certain countries.

Post-Approval Requirements

Ongoing adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs and NDA specifications after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and obtain licenses from certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting. Accordingly, manufacturers must continue to expend time, money, and training and compliance effort in the areas of production and quality control to maintain compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting requirements. Regulatory authorities may require remediation, withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems or new concerns are subsequently discovered. In addition, other regulatory action, including, among other things, warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, civil penalties, and criminal prosecution may be pursued.

Prescription Drug Marketing Act

The Prescription Drug Marketing Act of 1987 and the Prescription Drug Amendments of 1992 govern the storage, handling, and distribution of prescription drug samples. The law prohibits the sale, purchase, or trade (including an offer to sell, purchase or trade) of prescription drug samples. It also imposes various requirements upon manufacturers, including but not limited to, proper storage of samples, documentation of request and receipt of samples, validation of a requesting practitioner’s professional licensure, periodic inventory and reconciliation of samples, notification to the FDA of loss or theft of samples, and procedures for auditing sampling activity. Some similar state laws apply. In addition, section 6004 of the Patient Protection and Affordable Care Act also requires manufacturers to annually report the identity and quantity of drug samples that were requested and distributed to licensed health care providers (“HCPs”) in a given year.

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product, active ingredient, or method of use. Upon approval of a drug, each of the listed patents covering the approved drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book”. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredient(s) in the same strengths and dosage form, with essentially the same labeling as the listed drug, and that has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under an ANDA are commonly referred to as “generic equivalents” to the listed drug and often can or are required to be substituted by pharmacists fulfilling prescriptions written for the original listed drug.

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

Manufacturing Requirements

We, our suppliers, contract manufacturers, and other entities involved in the manufacturing and distribution of approved drugs are required to comply with certain post-approval requirements and are subject to periodic unannounced inspections by the FDA and state agencies to assess compliance with cGMP requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Failure to achieve or maintain cGMP standards for our products would adversely impact their marketability.

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

Third‑Party Payor Coverage and Reimbursement

The commercial success of our products is partially dependent on the availability of coverage and adequate reimbursement from public (i.e., federal and state government) and private (i.e., commercial) payors. These third‑party payors may deny coverage or reimbursement for a product or therapy, either in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. Also, third‑party payors continue to control costs by limiting coverage through the use of formularies and other cost‑containment mechanisms, and the amount of reimbursement for particular procedures or drug treatments.

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

Some third‑party payors also require pre‑approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have an adverse effect on our ability to obtain adequate prices for any future product candidates and to operate profitably.

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

Federal statutes that apply to us include the federal Anti‑Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration in exchange for, or to generate business, including the purchase or prescription of a drug, that is reimbursable by a federal healthcare program such as Medicare and Medicaid, and the Federal False Claims Act (“FCA”), which generally prohibits knowingly and willingly presenting, or causing to be presented, for payment to the federal government any false, fraudulent or medically unnecessary claims for reimbursed drugs or services. Government enforcement agencies and private whistleblowers have asserted liability under the FCA for claims submitted involving inadequate care, kickbacks, improper promotion of off‑label uses, and misreporting of drug prices to federal agencies.

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

Controlled Substances

The DEA is the federal agency responsible for domestic enforcement of the Controlled Substances Act of 1970 (“CSA”). The DEA regulates controlled substances as Schedule I, II, III, IV and V substances. Schedule I substances, by definition, have high potential for abuse, no currently accepted medical use in the U.S., and lack accepted safety for use under medical supervision, and may not be marketed or sold in the U.S. except for research and industrial purposes. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

Sympazan

Sympazan, a Clobazam lingual film product, is regulated as a Schedule IV controlled substance by the DEA.

Oxycodone

OXAYDO, an immediate release oxycodone product designed to discourage abuse via snorting, is regulated as a Schedule II controlled substance as defined in the CSA. Other companies’ oxycodone products have been subject to recent scrutiny, litigation, and concerns.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule II. Distributions of any Schedule II controlled substance must also be accompanied by special order forms. Any of our products regulated as Schedule II controlled substances are subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how oxycodone may be produced in total in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate number of opioids that the DEA allows to be produced in the U.S. each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. Our company (and our license partners and contract manufacturers) receive an annual quota from the DEA that enables us to produce or procure specific quantities of Schedule II substances, including oxycodone hydrochloride for use in manufacturing OXAYDO. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether to make such adjustments. The quotas we are provided for specific active ingredients may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product commercialization, which could have an adverse effect on our business, financial position, and results of operations.

To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement action, which could have an adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

Individual states also independently regulate controlled substances. We and our license partners and our contract manufacturers are subject to applicable state regulation on distribution of these products.

Prescription Limitations

Many states, including the Commonwealths of Massachusetts, and Virginia and the States of New York, Ohio, Arizona, Maine, New Hampshire, Vermont, Rhode Island, Colorado, Wisconsin, Alabama, South Carolina, Washington and New Jersey, have either recently enacted, intend to enact or have pending legislation or regulations designed to, among other things, limit the duration and quantity of initial prescriptions of the immediate-release form of opiates, such as our product OXAYDO, mandate the use by prescribers of prescription drug databases, and mandate prescriber education. These and other state and local laws applicable to the pharmaceutical industry have and may in the future affect our business and operations as well as those of our commercialization and development partners.

Impact of Public Pressure on Drug Pricing, Healthcare Reform and Legislation Impacting Payor Coverage

The pricing and reimbursement of our pharmaceutical products is partially dependent on government regulation. We offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including: (i) Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate Program, (ii) Medicare Part B

Program and Medicare Part D Coverage Gap Discount Programs, (iii) the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program, and (iv) the Health Resources and Services Administration’s 340B Drug Pricing Program. These rebates are subject to our active participation in the respective programs. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B Program. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may in the future expose us to penalties.

In the U.S., federal and state government healthcare programs and private third-party payors routinely seek to manage utilization and control the costs of our products. In the U.S., there is an emphasis on managed healthcare, which has put additional pressure on pharmaceutical drug pricing, and reimbursement and usage, and has adversely affected our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, including formulary coverage and positioning, laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies, and pricing in general.

Efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing, resulting in proposals to address the perceived high cost of pharmaceuticals, and drug pricing continues to be an agenda item at both the federal and state level.

The U.S. pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the U.S. Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (“ACA”). The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug medicines. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, and, from time to time, our business has been affected by the ACA and certain of these provisions. Since its enactment, there have been judicial and congressional challenges to numerous provisions of the ACA. We continue to face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify, or invalidate some or all of the provisions of the ACA.

In addition, the Inflation Reduction Act of 2022 (“IRA”) contains provisions intended to lower beneficiary drug spending. Beginning in 2023, the IRA enables Medicare to negotiate prescription drug prices with manufacturers of certain high-cost drugs for the first time. A separate provision requires drug manufacturers to pay rebates to Medicare if their drug prices increase at a higher rate than the rate of inflation (the so-called inflation rebate provision). Additionally, effective in 2024, the IRA will eliminate the 5% coinsurance for catastrophic coverage under Medicare Part D; in 2025, the IRA will cap the beneficiary annual out-of-pocket expenditure. These efforts to reduce aggregate beneficiary spending are expected to shift some costs to drug manufacturers.

Any future healthcare reform efforts, including those related specifically to the ACA, and any that further limit coverage and reimbursement of pharmaceutical products, may adversely affect our business and financial results. Any reduction in reimbursement from Medicare, or other government programs may result in a similar reduction in payments from private payors.

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

Additionally, many states have adopted laws like the federal Anti‑Kickback Statute, and some of these state prohibitions apply, in at least some cases, to the referral of patients for healthcare items or services reimbursed by any third‑party payor, not only the Medicare and Medicaid programs, and do not contain safe harbors. Violations of fraud and abuse laws such as the Anti-Kickback Statute may be punishable by criminal or civil sanctions and/or exclusion from federal healthcare programs (including Medicare and Medicaid). Our arrangements and practices may not, in every case, meet all criteria for applicable exceptions and/or safe harbors for the Anti‑Kickback Statute, and thus would not be immune from prosecution under the statute. Additionally, the Anti‑Kickback Statute and similar state laws are subject to differing interpretations and may contain ambiguous requirements or require administrative guidance for implementation. Finally, some of the safe harbor rules are currently under review for potential revision. Given these variables, our activities could be subject to the penalties under the Anti-Kickback Statute and similar authorities.

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

In addition, our marketing activities may be limited by data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, HIPAA and its implementing regulations established standards for “covered entities,” which are certain healthcare providers, health plans and healthcare clearinghouses, regarding the security and privacy of protected health information. While we are not a covered entity under HIPAA, many of our customers are, and this limits the information they can share with us. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) expanded the applicability of HIPAA’s privacy, security, and breach notification standards. Among other things, HITECH makes HIPAA’s security and breach standards (and certain privacy standards) directly applicable to “business associates,” which are entities that perform certain services on behalf of covered entities involving the exchange of protected health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. While we do not currently perform any services that would render us a business associate under HIPAA/HITECH, it is possible that we may provide such services in the future and would be subject to the applicable provisions of HIPAA/HITECH. Finally, we are subject and are likely to be subject in the future to state privacy and security laws, regulations and other authorities— specifically including the California Consumer Privacy Act— which may limit our ability to use and disclose identifiable information, and may impose requirements related to safeguarding such information, as well as reporting on breaches.

Additionally, the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires that manufacturers of prescription drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to HHS information related to “payments or other transfers of value” provided to U.S. “physicians” (defined to include doctors, dentists, optometrists, podiatrists and chiropractors); certain other “healthcare providers” (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives); and “teaching hospitals.” The Open Payments program also requires that manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held in them by physicians (as defined above) and their immediate family members. Manufacturers’ reports are filed annually with the CMS by March 31, covering the previous calendar year. CMS posts disclosed information on a publicly available website annually by June 30.

There are also an increasing number of state laws that regulate or restrict pharmaceutical manufacturers’ interactions with healthcare providers licensed in the respective states. Beyond prohibiting the provision of certain payments or items of value, these laws require pharmaceutical manufacturers to, among other things, establish comprehensive compliance programs, adopt marketing codes of conduct, file periodic reports with state authorities regarding sales, marketing, pricing, and other activities, and register/license their sales representatives. Laws require manufacturers to file reports regarding payments and items of value provided to health care providers (similar to the federal Open Payments program). Many of these laws contain ambiguities as to what is required to comply with the laws. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. Given the lack of clarity with respect to these laws and their implementation, despite our best efforts to act in full compliance, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, from time to time some of our business activities are subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be in the future subject to penalties— including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre‑marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts including government contracts and the curtailment or restructuring of our operations— any of which could adversely affect our ability to operate our business and our results of operations. With respect to any of our products sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable privacy laws and post‑marketing requirements, including safety surveillance, anti‑fraud and abuse laws, and implementation of corporate compliance programs, and reporting of payments or transfers of value to healthcare professionals.

For additional information and risks regarding the above-described government regulations, please also refer to “Item 1A. Risk Factors.”

Employees

As of March 6, 2023 we had 30 full‑time employees, all employed in the U.S. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing, and retaining highly-skilled talent that our efficient operating model needs. There is fierce competition for highly-skilled talent, and we believe we offer a desirable set of benefits, a flexible working environment, and career-enhancing development experiences and initiatives that are aligned with our mission, vision, and values. We also believe we offer competitive compensation for our employees and strongly embrace a pay for performance culture underpinned by our commitment to ethics and compliance.

Our Employee Handbook and Code of Business Conduct and Ethics outlines our commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, sex, gender, identity, religion, disability, or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also a proud equal opportunity employer and cultivate a highly collaborative, fast paced, and entrepreneurial culture.

Corporate Information

The address of our website is http://www.assertiotx.com. We make available, free of charge through our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and other periodic Securities and Exchange (“SEC”) reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

ITEM 1A.  RISK FACTORS

In addition to other information in this report, please consider the following discussion of factors that make an investment in our securities risky. The risks or uncertainties described in this Form 10‑K can materially and adversely affect our business, results of operations or financial condition. The risks and uncertainties described below have been grouped under general risk categories, one or more of which categories may be applicable to the risk factors described. The risks and uncertainties described in this Form 10‑K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that can harm our business, results of operations and financial condition.

Summary of Risk Factors

The following is a summary of the risks more fully described below and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to Commercial, Regulatory and Other Business Matters
•We may not be successful in commercializing our products using our transformative non-personal and digital promotion strategies.
•Cambia and Zipsor recently began facing competition from generics and INDOCIN suppositories recently began facing competition from a 503B outsourcing facility (commonly referred to as a 503B compounder) which adversely affects our business. Approval of generic versions of our other products, including the INDOCIN products which are not patent protected and may face generic competition at any time, would have an adverse effect on our business.
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
•Data breaches and cyber-attacks can cause damage to our business.
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
•We are not always able to protect our intellectual property and are subject to risks from liability for infringing the intellectual property of others.
•Settlements to ANDA litigation can be challenged and have the potential to lead to significant damage awards.

Risks Related to Our Financial Position
•We may not have sufficient capital resources or be able to obtain future debt or equity financing necessary to fund our future operations or product acquisitions and strategic transactions.
•We may be unable to generate sufficient cash flow from our business to make payments on and repay our 2027 Convertible Notes.
•Conversions of the 2027 Convertible Notes or future sales of our common stock or equity-linked securities in the public market could lower the market price of our common stock and adversely impact the trading price of the 2027 Convertible Notes.
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

Risks Related to Future Product Development
•Future product candidates may not be approved for marketing or, if approved, may not achieve market acceptance.
•We customarily depend on third-party contract research organizations, clinical investigators and clinical sites to conduct clinical trials with regard to product candidates.
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

In December 2020, we eliminated our in-person sales force and have since moved to a digital sales and product promotion model. Accordingly, our experience with a digital-only sales model is limited and this model may be less successful than in-person promotion, particularly as pandemic restrictions ease and in-person promotion resumes, including for competing products. If we are unable to successfully achieve or perform these functions, we will not be able to maintain or increase our revenues and our business, financial condition and results of operations will be materially and adversely affected.

Cambia and Zipsor recently began facing competition from generics and INDOCIN suppositories recently began facing competition from a 503B outsourcing facility (commonly referred to as a 503B compounder) which adversely affects our business. Approval of generic versions of our other products, including the INDOCIN products which are not patent protected and may face generic competition at any time, would have an adverse effect on our business.

Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

There are no patents covering the INDOCIN products (which accounted for 64% of our revenue in 2022), which means that a generic drug company could introduce a generic for these drugs at any time. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including FDA relating to indomethacin, which could indicate the development of one or more INDOCIN product generics or other formulations of indomethacin. Furthermore, a 503B outsourcing facility (commonly referred to as a 503B compounder) recently began compounding 100 mg indomethacin suppositories in what we believe to be violation of certain provisions of the FDCA, including, among others, Section 505 approval requirements for new drugs and labeling requirements related to adequate directions for use. For a 503B compounder to qualify for exemptions from these requirements, the 503B compounder must meet certain conditions set forth in Section 503B of the FDCA, including (1) using only bulk drug substances (i.e., indomethacin) that appear on a list identifying the bulk substances for which the FDA has determined that there is clinical need to use in compounding or that the drug product compounded from a bulk drug substance appears on FDA’s drug shortage list; and (2) compounding a drug product that is not “essentially a copy” of an FDA-approved product. We believe that the 503B compounder compounding 100 mg indomethacin suppositories does not meet these conditions as indomethacin is not on FDA’s list of bulk substances for which there is a clinical need and INDOCIN suppositories are not on the FDA’s drug shortage list; and we believe that the 100 mg indomethacin suppositories being compounded are “essentially a copy” of Zyla’s FDA-approved INDOCIN suppositories. As a result, Zyla currently faces competition for INDOCIN suppositories from what we believe is an unlawful compounder and could face generic competition at any time for the INDOCIN products. Although Zyla is vigorously pursuing remedies against this compounder, we cannot guarantee that Zyla will be successful in causing it to discontinue sales of its unapproved indomethacin suppository product.

With respect to Cambia and Zipsor (which accounted for 16% and 2% of our revenue in 2022, respectively), we have entered into settlement agreements with generic drug companies, under which generic versions of these products can be marketed beginning in January 2023 and March 2022, respectively. As a result, we face generic competition for Cambia and Zipsor.

The introduction of one or more generic versions of our products, as well as sales of indomethacin suppositories by compounders, or disclosure of ANDA filings and/or similar applications in respect to any of our products, have and in the future could adversely impact our business, financial condition, results of operations and stock price. Moreover, if the orange book patents covering Otrexup (which expire in 2031) and/or Sympazan (which expire in 2040) are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition for Otrexup and/or Sympazan would have a further adverse effect on our business, financial condition and results of operations.

Our success is dependent on our executive management team’s ability to successfully execute business development, strategic partnerships and investment opportunities to build and grow for the future.

Since 2017, we have been in the process of transforming into a leading diversified, specialty pharmaceutical company with a goal of rapidly deleveraging our balance sheet, growing our core business and opportunistically building for the future via business development. Since then, we have completed a number of transactions to advance toward achieving our stated goals. As a result of the transformation from these transactions, we have positioned ourselves to actively pursue business development, strategic partnerships, and investment opportunities to build and grow for the future. Given the near-term potential for generic competition with a number of our marketed products, we are focused on pursuing business development opportunities.

If our executive management team is not able, in a timely manner, to develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected, and the existing business may be required to take steps to reduce its costs at some point in time. While our executive officers have significant industry-related experience, it may take time to develop, implement and execute our business strategies and plans. Any delay in the execution of our business plans by our executive management team, or any future changes to such management team, could affect our ability to develop, implement and execute our business strategies and plans, which could have an adverse effect on our business, financial condition and results of operations.

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
An important element of our business strategy is to actively seek to acquire products or companies and to in-license or seek co-promotion rights to additional products. In the past we have acquired Otrexup, Sympazan, NUCYNTA, NUCYNTA ER (both of which were subsequently divested to Collegium in February 2020), CAMBIA, Zipsor, as well as, INDOCIN products and SPRIX. We cannot be certain that we will be able to successfully identify, pursue and complete any further acquisitions or whether we would be able to successfully integrate or develop any acquired business, product or technology or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

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

The COVID-19 pandemic has affected our business and operations and may continue to affect these operations for a sustained period.

Because COVID-19 impacted our ability to see in-person providers who prescribe our products, we adapted our approach during 2020 and increased virtual visits, ultimately eliminating our in-person sales force in favor a fully digital sales strategy. Additionally, due to the limitations on elective surgeries and changes in patient behavior since the outbreak of COVID-19, we experienced a decline and subsequent volatility in prescriptions associated with those elective procedures. The extent to which our operations may continue to be impacted by the COVID-19 pandemic depends largely on future developments, which are highly uncertain and cannot be accurately predicted, including actions by government authorities to contain the outbreak, the emergence of new COVID-19 variants and the related potential for new surges in infections, the impact on third parties on which we rely, including suppliers and distributors, and the impacts of increases in virtual physician visits on prescriber behavior. For example, although many public health restrictions have eased, future surges could result in additional restrictions or other factors that may contribute to decreases in elective procedures.

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

The manufacturing process for pharmaceutical products is highly regulated, and regulators may from time to time shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis, or to conduct clinical trials, could be adversely affected. The manufacturing processes of our third-party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ and/or suppliers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operation and financial condition could be adversely affected.

Failure to comply with ongoing regulatory requirements for approved products could adversely impact our ability to commercialize our products and result in increased costs.

We are subject to numerous ongoing regulatory requirements and continual review with respect to products that have obtained regulatory approval. In addition, the discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing cGMP or Quality System Regulation (“QSR”). The FDCA, the CSA and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, record keeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

On October 27, 2022, we completed the Sympazan Acquisition from Aquestive. Sympazan competes with other generic and branded products in the treatment of LGS, including clobazam tablets and oral solution options. Competition in the LGS marketplace includes branded and generic anti-seizure medications, surgery, neuromodulations, and diet.

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

Although our Board of Directors, through our Audit Committee, regularly discusses with management our policies and practices regarding information technology systems, information management systems and related infrastructure, including our information technology and information management security, risk management and back-up policies, practices and infrastructure, it is often difficult to anticipate or immediately detect such incidents and the damage that may be caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information, including our financial information or the information of our business partners. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our third-party vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our business. Our insurance coverage may not be sufficient to prevent or recover from cyberattacks, including coverage of applicable resulting losses arising from any such incident.
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
We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our former opioid products. Moreover, we recently settled coverage litigation with our primary product liability insurer regarding whether opioid litigation claims noticed by us are covered by our policies with such insurer. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 13. Commitments and Contingencies.” If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
The manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, could adversely affect our business and our ability to commercialize our products, thereby adversely affecting our financial condition and results of operations. For example, various federal and state governmental entities, including the U.S. Department of Justice (“DOJ”) and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market or have marketed opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ, several state attorneys general, the New York Department of Financial Services and other state regulators seeking documentation and information in connection with Assertio Therapeutics’ historical sales and marketing of opioid products.

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
Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any of the investigations of the DOJ, the attorneys general identified above, and the CDI, as well as the actions filed by states and municipalities against us, result in a finding that we engaged in wrongdoing, including sales and marketing practices for our former, current and/or future products that violate applicable laws and regulations, we would be subject to significant liabilities. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation. For additional information regarding potential liability, see also “ - Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to Assertio Therapeutics’ historical commercialization of opioids can adversely affect our business, financial condition and results of operations.”

Healthcare reform can increase our expenses and adversely affect the commercial success of our products.

There have been, and there will continue to be, legislative, regulatory and third-party payor proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the IRA and ACA, intended to curb rising healthcare costs. These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions.

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

In addition, the IRA contains provisions intended to lower beneficiary drug spending. Beginning in 2023, the IRA enables Medicare to negotiate prescription drug prices with manufacturers of certain high-cost drugs for the first time. A separate provision requires drug manufacturers to pay rebates to Medicare if their drug prices increase at a higher rate than the rate of inflation (the so-called inflation rebate provision). Additionally, effective in 2024, the IRA will eliminate the 5% coinsurance for catastrophic coverage under Medicare Part D; in 2025, the IRA will cap the beneficiary annual out-of-pocket expenditure. These efforts to reduce aggregate beneficiary spending are expected to shift some costs to drug manufacturers.

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

Our success depends in part on our ability to obtain and maintain patent protection for our products and technologies, and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights by, among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. We hold patents in the U.S. and in foreign countries. In addition, we may pursue patent applications relating to our technologies in the U.S. and abroad. Any such patent applications may lack priority over other applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know-how, which are difficult to protect. We seek to protect such information, in part, by entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know-how. These confidentiality agreements may not be effective in certain cases, due to, among other things, the lack of an adequate remedy for breach of an agreement or a finding that an agreement is unenforceable. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
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

We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, product acquisitions and strategic transactions that we may pursue, or our litigation-related costs, we will have to raise additional funds through the sale of our equity securities, through additional debt financing, from development and licensing arrangements or from the sale of assets. We may be unable to raise such additional capital on a timely basis and on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations. Our indebtedness could limit our ability to incur additional debt to fund our operations.
We have significant indebtedness under the 2027 Convertible Notes. Holders of the 2027 Convertible Notes will have the right to require us to repurchase their 2027 Convertible Notes for cash upon the occurrence of a “fundamental change,” as defined in the indenture for the 2027 Convertible Notes, and we may elect to settle all or a portion of the conversion obligation of the 2027 Convertible Notes in cash. Our ability to make scheduled payments of the principal of, to pay interest on, to offer to repurchase the 2027 Convertible Notes upon a fundamental change as defined in the indenture for the 2027 Convertible Notes, or to refinance the 2027 Convertible Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Any failure to generate sufficient cash flow to satisfy our obligations under the 2027 Convertible Notes or any future indebtedness could lead to a default under the 2027 Convertible Notes or such indebtedness.

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
•subject us to the risk of increased sensitivity to interest rate increases on any future indebtedness with variable interest rates;
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

Conversions of the 2027 Convertible Notes or future sales of our common stock or equity-linked securities in the public market could lower the market price of our common stock and adversely impact the trading price of the 2027 Convertible Notes.

In 2022, we issued the 2027 Convertible Notes, and in the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. A substantial number of shares of our common stock is reserved for issuance upon the exercise of restricted stock units and stock options, and upon conversion of the 2027 Convertible Notes. We cannot predict the effect, if any, that conversions of the 2027 Convertible Notes or of any future issuances of common stock or equity-linked securities, may have on the market price of our common stock. The issuance and sale or conversion of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the 2027 Convertible Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

We have incurred operating losses in the past and may incur operating losses in the future.
We have incurred net losses in many years. We may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

We have significant amounts of long-lived assets which depend upon future positive cash flows to support the values recorded in our balance sheet. We are subject to increased risk of future impairment charges should actual financial results differ materially from our projections.

Our consolidated balance sheet contains significant amounts of long-lived assets, including intangible assets representing the product rights which we have acquired. We review the carrying value of our long-lived assets when indicators of impairment are present, as was the case in the third quarter of 2022 and the fourth quarter of 2021. Conditions that could indicate impairment of long-lived assets include, but are not limited to, a significant adverse change in market conditions, significant competing product launches by our competitors, significant adverse change in the manner in which the long-lived asset is being used, and adverse legal or regulatory outcomes. In performing our impairment tests, which assess the recoverability of our assets, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, grouping long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions, planned strategic initiatives and the realization of benefits associated with our existing patents. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that our long-lived assets may be impaired.

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

Clinical development is a long, expensive and uncertain process and is subject to delays and failures. As a condition to regulatory approval, each future product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that any such product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Positive or encouraging results of prior clinical trials are not necessarily indicative of the results obtained in later clinical trials. Further, product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed in development. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

Product candidates are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If our future product candidates fail at any stage of development, they will not receive regulatory approval, we will not be able to commercialize them and we will not receive any return on our investment in any such product candidates.

Other factors could delay or result in the termination of our or our collaborative partner’s future clinical trials and related development programs, including:

•negative or inconclusive results;
•patient enrollment requirements and rates;
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
•delays or failures in obtaining clinical materials or manufacturing sufficient quantities of the product candidate for use in clinical trials;
•delays or failures in recruiting qualified patients to participate in clinical trials;
•unexpected external medical threats such as the COVID-19 pandemic or future outbreaks; and

•actual or perceived lack of efficacy or safety of the product candidate.

We are unable to predict whether any future product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if product candidates receive regulatory clearance, these products may not achieve or maintain market acceptance. If it is discovered that our or our collaborators’ products or technologies have potential adverse effects or other characteristics that indicate they may be ineffective as therapeutics, our product development efforts and our business could be significantly harmed.

Even assuming our or our collaborative partners’ products obtain regulatory approval, successful commercialization requires:

•market acceptance;
•a cost-effective commercial-scale production; and
•reimbursement under private or governmental health plans.

Any material delay or failure in the governmental approval process, the successful production of commercial product or the successful commercialization of any future approved product candidates, or those of our collaborative partners, could adversely impact our business, financial condition and results of operations.

We and our collaborative partners customarily depend on third-party contract research organizations, clinical investigators and clinical sites to conduct clinical trials with regard to product candidates, and if they do not perform their regulatory, legal and contractual obligations, or successfully enroll patients in and manage our clinical trials, we and our collaborative partners may not be able to obtain regulatory approvals for future product candidates.

We and our collaborative partners customarily rely on third-party contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise conducting clinical trials. We and our collaborative partners do not directly control these third parties and, as a result, we and our collaborative partners may be unable to control the amount and timing of resources that they devote to our or our collaborative partners’ clinical trials.

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

Agreements with clinical investigators and clinical sites for clinical testing and for trial management services place substantial responsibilities on these parties, which could result in delays in, or termination of, clinical trials if these parties fail to perform as expected. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to clinical protocols or for other reasons, clinical trials may be extended, delayed or terminated, and we and our collaborative partners may be unable to obtain regulatory approval for, or successfully commercialize, product candidates. In addition, clinical trials sometimes need to be amended once the trial is in process in order to ensure enrollment and/or successful prosecution of a trial, and such amendments could introduce significant delays and/or additional costs to our or our collaborative partners’ clinical programs.

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
The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting our operating results and that could adversely affect our stock price include:

•the degree of commercial success and market acceptance of our products, including the coverage of our products by payors and pharmacy benefit managers;
•our ability to successfully develop and execute our sales, marketing and non-personal and digital promotion strategies, including developing and maintaining relationships with customers, physicians, payors and other constituencies;
•the entry and sales of generics of our products (including the INDOCIN products which are not patent protected and may face generic competition at any time) and/or other products competitive with any of our products (including compounded indomethacin suppositories that a 503B compounder recently began selling in what we believe to be violation of certain provisions of the FDCA and which compete with our INDOCIN suppositories);

•our ability to successfully execute our business strategy, business development, strategic partnerships, and investment opportunities to build and grow for the future, including through product acquisitions, commercialization agreements, licensing or technology agreements, equity investments, and business combinations;
•the outcome of, and our intentions with respect to, any litigation or investigations, including antitrust litigation, opioid-related investigations, opioid-related litigation and related claims for negligence and breach of fiduciary duty against our former insurance broker, and other disputes and litigation, and the costs and expenses associated therewith;
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
•our ability to generate sufficient cash flow from our business to fund operations and make payments on our indebtedness;
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Lake Forest, Illinois, where we lease approximately 31,000 square feet of office space (the “Lake Forest Lease”). Unless renewed, the Lake Forest Lease will expire on January 31, 2024. Our facilities are used for office purposes only and no commercial manufacturing takes place at our facilities.

Prior to our corporate headquarters relocation in 2018, we had leased our previous corporate office in Newark, California (the “Newark Lease”). The Newark Lease terminated at the end of November 2022. In connection with the Zyla Merger, we assumed an operating lease for the corporate offices in Wayne, Pennsylvania, which terminated in February 2022 (the “Wayne Lease”).

For additional information regarding the Lake Forest Lease, Newark Lease, and Wayne Lease, see “Item 8. Financial Statements and Supplementary Data - Note 12. Leases.”

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “ASRT.” As of December 31, 2022, there were 26 shareholders of record for our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder. Accordingly, the number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 14 of this Annual Report on Form 10-K.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not currently intend to pay cash dividends on our common stock for the foreseeable future. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangement. Any return to shareholders will therefore be limited to the increase, if any, of our stock price.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Stock Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore are not required to provide the stock performance graph.

Issuer Purchases of Equity Securities

We did not repurchase any shares of the Company’s common stock during the period covered by this Annual Report on Form 10-K, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	71,533	$2.27	N/A	N/A
November 1, 2022 - November 30, 2022	1,304	$2.81	N/A	N/A
December 1, 2022 - December 31, 2022	—	—	N/A	N/A
Total	72,837	$2.28

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

Overview

    We are a commercial pharmaceutical company offering differentiated products to patients utilizing a non-personal promotional model. Our commercial portfolio of branded products focuses on three areas: neurology, rheumatology, and pain and inflammation. We have built our commercial portfolio through a combination of increased opportunities with existing products, as well as through the acquisition or licensing of additional approved products. Our primary marketed products are:

INDOCIN® (indomethacin) Suppositories	A suppository and oral solution of indomethacin used both in hospitals and out-patient settings. Both products are nonsteroidal anti-inflammatory drug (NSAID), indicated for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing a prescription medicine, methotrexate. Otrexup is folate analog metabolic inhibitor indicated for the:
• Management of patients with severe, active rheumatoid arthritis (RA) and polyarticular juvenile idiopathic arthritis (pJIA), who are intolerant of or had an inadequate response to first-line therapy.

• Symptomatic control of severe, recalcitrant, disabling psoriasis in adults who are not adequately responsive to other forms of therapy.
Sympazan® (clobazam) oral film	A benzodiazepine indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome (LGS) in patients aged two years of age or older . Sympazan is the only product to offer clobazam in a convenient film with PharmFilm® technology. Sympazan is taken without water or liquid, adheres to the tongue, and dissolves to deliver clobazam.
SPRIX® (ketorolac tromethamine) Nasal Spray
A prescription NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at an opioid level. SPRIX is a non-narcotic nasal spray provides patients with moderate to moderately severe short-term pain a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider.

CAMBIA® (diclofenac potassium for oral solution)
A prescription NSAID indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. CAMBIA can help patients with migraine pain, nausea, photophobia (sensitivity to light), and phonophobia (sensitivity to sound). CAMBIA is not a pill; it is a powder, and combining CAMBIA with water activates the medicine in a unique way.

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

On October 27, 2022, we completed the Sympazan Acquisition from Aquestive. Under the terms of the definitive agreement governing the Sympazan Acquisition, we acquired an exclusive license for the Sympazan intellectual property from Aquestive for an upfront payment of $9.0 million and a $6.0 million milestone payment contingent upon allowance of an existing patent application which, at the date of the transaction, Aquestive was prosecuting. The patent allowance was granted in the fourth quarter of 2022, which extends the patent coverage until 2040. Accordingly, we have paid in full the $6.0 million milestone payment. We are also required to pay Aquestive cash royalties on a quarterly basis equal to 10.0% of the gross margin (defined within the definitive agreement) from sales of Sympazan. We also entered into a long-term supply agreement with Aquestive for Sympazan.

On August 22, 2022, we issued $70.0 million aggregate principal amount of Convertible Senior Notes which mature on September 1, 2027 and bear interest at the rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023. We used the net proceeds from the 2027 Convertible Notes to repurchase the remaining $59.0 million aggregate principal amount of our outstanding 2024 Secured Notes and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Notes. We expect to use the remaining net proceeds from the 2027 Convertible Notes for general corporate purposes.

On February 27, 2023, we completed a transaction with a limited number of holders of our outstanding 2027 Convertible Notes (the “Exchanged Notes”) to exchange $30.0 million aggregate principal amount of Exchanged Notes pursuant to separate, privately negotiated exchange agreements for a combination of (a) a cash payment and (b) an agreed number of shares of our common stock. The shares of our common stock were issued in private placements exempt from registration in reliance on Section 4(a)(2) of the Securities Act. We paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of our common stock in the transactions. We did not receive any cash proceeds from the issuance of the shares of our common stock. Refer to Note 10 of the accompanying Consolidated Financial Statements for additional information on the 2027 Convertible Notes.

On December 15, 2021, we, through a newly-formed subsidiary, Otter Pharmaceuticals, LLC, entered into the Purchase Agreement with Antares, and concurrently consummated the Otrexup Acquisition. Pursuant to the terms of the Purchase Agreement, we acquired Antares’ rights, title and interest in and to Otrexup, including certain related assets, intellectual property, contracts, and product inventory for (i) $18.0 million in cash paid at closing, (ii) $16.0 million in cash paid on May 31, 2022, and (iii) $10.0 million in cash paid on December 15, 2022.

On May 18, 2021, we effected a 1-for-4 reverse stock split of our issued and outstanding par value $0.0001 common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All common stock share and per share data included in these financial statements have been retrospectively adjusted to reflect the effect of the reverse stock split for all periods presented.

On May 20, 2020, we completed the Zyla Merger with Zyla pursuant to the Merger Agreement. Pursuant to the Zyla Merger, we acquired our current commercial products INDOCIN (suppository and oral solution), SPRIX, and OXAYDO.

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

A more detailed discussion of our critical accounting policies may be found in “Note 1. Organization and Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10‑K and in the Notes to the Consolidated Financial Statements.

Revenue Recognition

Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs upon delivery to the customer. Our performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable sales tax and reserves for these product sales allowances (gross-to-net sales allowances).

Product sales allowances consist primarily of provisions for product returns, managed care rebates, and government rebates (managed care rebates and government rebates are collectively referred to as “rebates”), wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, and chargebacks. We consider product sales allowances to be variable consideration and estimate and recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We use the most likely method in estimating product sales allowances. If actual future results vary from our estimates, we may need to adjust the estimates, which could have an effect on product sales and earnings in the period of adjustment.

We believe our estimates related to gross‑to‑net sales adjustments for product return allowances and rebates are judgmental and are subject to change based on our experience and certain quantitative and qualitative factors. We believe that our estimates related to gross‑to‑net sales adjustments for wholesaler and pharmacy fees and discounts, prompt payment discounts, patient discount programs and chargebacks do not have a high degree of estimation complexity or uncertainty, as the related amounts are settled within a relatively short period of time, although the timing of ultimate settlement of returns and chargebacks-related allowances can be prolonged by our process to validate such adjustments before settlement is finalized.

Product Returns - We allow customers to return product for credit with respect to that product within six months before and up to 12 months after the product expiration date. We estimate product returns and associated credit based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. We do not assume financial responsibility for returns of any of our currently marketed products if those returns relate to sales of that product prior to the period of our ownership of the respective product. For products we have divested, we are only financially responsible for product returns of products sold by us, which are identified by specific lot numbers.

Shelf lives for our products, from the respective manufacture dates, range from 24 months to 48 months. Because of the shelf life of our products and our return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when we issue credit on a returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.
Managed Care Rebates - We offer discounts under contracts with certain managed care providers. We generally pay managed care rebates one to three months after prescriptions subject to the rebate are filled.
Government Rebates - We offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate Program and Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs. We generally pay government rebates three to twelve months after prescriptions subject to the rebate are filled. These rebates are subject to our active participation in the respective programs.

The following table reflects activity relating to the Company’s liability for rebates, returns and discounts as of December 31, 2022 and 2021 (in thousands):

	Product Returns	Rebates (1)	Other Sales Allowances (2)	Total(4)
Balance as of December 31, 2020	$19,870	$21,345	$23,227	$64,442
Provisions made in current period to Product Sales, net	14,998	19,906	60,443	95,347
Provisions made in current period to Other revenue (3)	210	378	397	985
Payments and credits made in current period	(1,915)	(35,549)	(69,710)	(107,174)
Balance as of December 31, 2021	$33,163	$6,080	$14,357	$53,600
Provisions made in current period to Product Sales, net	7,247	23,299	71,535	102,081
Provisions made in current period to Other revenue (3)	1,290	—	—	1,290
Payments and credits made in current period	(10,413)	(21,694)	(74,552)	(106,659)
Balance as of December 31, 2022	$31,287	$7,685	$11,340	$50,312

(1)Rebates consist of managed care rebates and government rebates.
(2)Other Sales Allowances consist of wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, and chargebacks.
(3)Consists of sales adjustments for previously divested products recognized in Other revenue in the Consolidated Statements of Comprehensive Income (Loss).
(4)Balance includes allowances for cash discounts for prompt payment of $0.9 million, $0.9 million and $1.3 million as of December 31, 2022, 2021 and 2020, respectively, which are recognized in Account receivable, net in the Company’s Consolidated Balance Sheets.

Acquisitions

We account for acquired businesses using the acquisition method of accounting under ASC 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flows, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed, and the resulting timing and amounts charged to or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

On October 27, 2022, we completed the Sympazan Acquisition, and on December 15, 2021, we completed the Otrexup Acquisition. Both of these acquisitions were accounted for under ASC 805. See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Contingent Consideration Obligation

Pursuant to the May 2020 Zyla Merger, we assumed a contingent consideration obligation which is measured at fair value. We have an obligation to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. (“CRG”) based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029.

At each reporting date, we re-measure the contingent consideration obligation to estimated fair value, and recognize the change in fair value in Fair value of contingent consideration in the Company’s Consolidated Statements of Comprehensive Income (Loss). The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The significant assumptions used in the calculation of the fair value include projections of future INDOCIN product revenues including the probability assigned to the achievement of those projections, revenue volatility, discount rate, and credit spread. During the years ended December 31, 2022 and 2021, we recognized an expense of

$18.7 million and $3.9 million, respectively, for the change in fair value of contingent consideration. The significant assumptions used in the calculation of the fair value as of December 31, 2022 included revenue volatility of 40%, discount rate of 9.0%, credit spread of 3.8% and updated projections of future INDOCIN product revenues.

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

In the third quarter of 2022 and the fourth quarter of 2021, we determined that there was an indicator of impairment present based on our market capitalization compared to our carrying value as of September 30, 2022 and December 31, 2021. For each of the respective periods the indicator was present, after grouping the long-lived assets, including purchased developed technology and trademarks, at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, we estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. We then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset group. Based on this test performed at both September 30, 2022 and December 31, 2021, we determined that the estimated undiscounted cash flows were in excess of the carrying amount of the long-lived asset group and, accordingly, the long-lived asset group is fully recoverable as of both September 30, 2022 and December 31, 2021. There were no indicators of impairment of long-lived assets identified during the three months ended December 31, 2022.

Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the consolidated balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. When we determine that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that we determine is more-likely-than-not to be realized.

During the year ended December 31, 2022, we reversed $89.3 million of our previously recorded valuation allowances against the net deferred tax asset. As part of our valuation assessment, we primarily relied on the projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences. We did retain $12.5 million of valuation allowance because realization of the future benefits for the associated deferred tax assets is not considered more-likely-than-not to occur. We will continue to assess the realizability of our deferred tax assets on a quarterly basis and assess whether an additional reserve or a release of a valuation allowance is required in future periods.

We are subject to examination of our income tax returns by various tax authorities on a periodic basis. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. We have applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more‑likely‑than‑not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that, in our judgment, is more than 50% likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

We recognize tax liabilities in accordance with ASC Topic 740, Tax Provisions, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. Refer to “Note 19. Income Taxes” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

RESULTS OF OPERATIONS

The following table reflects our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Revenues:
Product sales, net	$155,121	$109,420
Royalties and milestones	2,403	2,579
Other revenue	(1,290)	(985)
Total revenues	156,234	111,014
Costs and expenses:
Cost of sales	18,748	15,832
Selling, general and administrative expenses	46,786	52,641
Fair value of contingent consideration	18,687	3,914
Amortization of intangible assets	32,608	28,114
Restructuring charges	—	1,089
Total costs and expenses	116,829	101,590
Income from operations	39,405	9,424
Other (expense) income:
Interest expense	(7,961)	(10,220)
Other (loss) gain	(278)	243
Total other (expense) income	(8,239)	(9,977)
Net income (loss) before income taxes	31,166	(553)
Income tax benefit (expense)	78,459	(728)
Net income (loss) and comprehensive income (loss)	$109,625	$(1,281)

Revenues

The following table reflects total revenues, net for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Product sales, net:
INDOCIN products	$100,338	$60,557
Otrexup	11,148	—
Sympazan	1,768	—
SPRIX	9,110	8,676
CAMBIA	24,720	24,972
Zipsor	3,364	10,185
Other products	4,673	5,030
Total product sales, net	155,121	109,420
Royalties and milestone revenue	2,403	2,579
Other revenue	(1,290)	(985)
Total revenues	$156,234	$111,014

Product sales, net

For the year ended December 31, 2022, product sales primarily consisted of sales from INDOCIN products, CAMBIA, Otrexup and SPRIX.

INDOCIN net products sales increased $39.8 million from $60.6 million for the year ended December 31, 2021 to $100.3 million for the year ended December 31, 2022, primarily due to favorable net pricing as a result of an increase in gross price and volume mix shift to more profitable channels, partially offset by lower volume.

The Company acquired Otrexup in December 2021 and began shipping and recognizing product sales for Otrexup in January 2022. The Company acquired Sympazan and began shipping and recognizing its product sales in October 2022.

SPRIX net product sales increased $0.4 million from $8.7 million for the year ended December 31, 2021 to $9.1 million for the year ended December 31, 2022, primarily due to higher volume, partially offset by unfavorable payor mix.

CAMBIA net product sales decreased $0.3 million from $25.0 million for the year ended December 31, 2021 to $24.7 million for the year ended December 31, 2022, primarily due to lower volume, partially offset by favorable payor mix. Certain parties who have entered into settlement agreements with us began to market generic versions of CAMBIA in 2023.

Zipsor net product sales decreased $6.8 million from $10.2 million for the year ended December 31, 2021 to $3.4 million for the year ended December 31, 2022, primarily due to lower volume and unfavorable payor mix, as certain parties who previously entered into settlement agreements with us began to market generic versions of Zipsor in 2022.

Other net product sales include product sales for non-promoted products (OXAYDO and SOLUMATRIX) which were acquired from Zyla in May 2020. In September 2020, we terminated our iCeutica License, and as a result no longer manufacture products using SOLUMATRIX technology and ceased sales beginning in July 2022.

For the year ended December 31, 2022, gross-to-net sales allowances increased by $6.7 million due to the overall increase in gross sales of our products, partially offset by a favorable gross-to-net sales allowance percentage as a result of changes in product mix, specifically, a higher concentration of INDOCIN products that typically require lower levels of product sales allowances relative to our other products. Refer to the Critical Accounting Policies and Significant Estimates section within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Schedule II to the accompanying Consolidated Financial Statements for additional information about amounts charged as a reduction to revenue for product sales allowances, product return allowances, discounts, chargebacks, and rebates.

Royalties & milestone revenue

    In November 2010, we entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals, or “Miravo”) granting them the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During the years ended December 31, 2022 and 2021, we recognized $1.9 million and $2.5 million of revenue related to CAMBIA in Canada, respectively.

During the year ended December 31, 2022, we recognized $0.5 million of milestone revenue associated with the completion of certain service milestones. There was no such milestone revenue associated with the completion of similar service milestones during the year ended December 31, 2021.

Other revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in reductions to total revenue during the period. Sales adjustments for previously divested products primarily include Gralise, NUCYNTA, and Lazanda, and resulted in a revenue reduction of $1.3 million and $1.0 million for the years ended December 31, 2022, and 2021, respectively.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs or scrap costs, product quality testing, internal employee costs related to the manufacturing process, distribution costs, and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets described below under “Intangible Assets.” Fair value of inventories acquired through business combinations or asset acquisitions include an inventory step-up within the value of inventories. The inventory step-up value is amortized as the related inventory is sold, and included in cost of sales.

Cost of sales increased $2.9 million from $15.8 million for the year ended December 31, 2021 to $18.7 million for the year ended December 31, 2022, primarily due to the additional cost of sales from Otrexup and Sympazan, which began shipping in January and October 2022, respectively, and the impact of product mix that includes higher net sales of INDOCIN and SPRIX.

During the years ended December 31, 2022 and 2021, cost of sales included $0.8 million and $0.6 million, respectively, of amortization of inventory step-up related to acquired inventories sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general, and administrative expenses decreased $5.9 million from $52.6 million for the year ended December 31, 2021 to $46.8 million for the year ended December 31, 2022, primarily due to $10.6 million in loss contingency provisions recognized in 2021 that are not repeating in 2022 and a net decrease of approximately $2.3 million in general operating expenses in part due to prior restructuring events. This was partially offset by a net increase of $3.0 million as a result of the $5.0 million gain for insurance reimbursement in the first quarter of 2021, compared to a $2.0 million gain for insurance reimbursement in the second quarter of 2022, and an increase of $4.0 million in stock-based compensation expense.

Fair value of contingent consideration

Fair value of contingent consideration increased $14.8 million from $3.9 million for the year ended December 31, 2021 to $18.7 million for the year ended December 31, 2022. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value resulting from changes in the underlying inputs being recognized in operating expenses until the contingent consideration arrangement is settled. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029, and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2022 included revenue volatility of 40%, discount rate of 9.0%, credit spread of 3.8% and updated projections of future INDOCIN product revenues.

Intangible Assets

    The following table reflects amortization of intangible assets for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Amortization of intangible assets—INDOCIN	$12,841	$12,842
Amortization of intangible assets—Otrexup	5,511	—
Amortization of intangible assets—Sympazan	202	—
Amortization of intangible assets—SPRIX	5,572	5,571
Amortization of intangible assets—CAMBIA	7,950	7,247
Amortization of intangible assets—Zipsor	532	2,337
Amortization of intangible assets—Oxaydo	—	117
Total amortization of intangible assets	$32,608	$28,114

Amortization expense increased $4.5 million from $28.1 million for the year ended December 31, 2021 to $32.6 million for the year ended December 31, 2022 primarily due to the amortization of the Otrexup product rights acquired in December 2021 and Sympazan product rights acquired in October 2022, the full amortization of Zipsor intangible assets in the first quarter of 2022, and the full amortization of Oxaydo intangible assets in early 2021.

Restructuring Charges

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies in anticipation of changes in the business environment. On December 15, 2020, we announced the December 2020 Plan which was designed to substantially reduce the Company’s operating footprint through the reduction of its staff at our headquarters office and remote sales force. We completed the workforce reduction in 2021.

For the year ended December 31, 2022 there were no restructuring charges recognized. For the year ended December 31, 2021, restructuring charges recognized were $1.1 million.

 Other (Expense) Income

    The following table reflects Other (expense) income: for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Interest expense	$(7,961)	$(10,220)
Other (loss) gain	(278)	243
Total other (expense) income	$(8,239)	$(9,977)

Other (expense) income decreased by $1.7 million from expense of $10.0 million for the year ended December 31, 2021 to expense of $8.2 million for the year ended December 31, 2022. The decrease between years is primarily due to lower interest expense and other loss of $0.3 million in the current year compared to other gain of $0.2 million in the prior year.

The following table reflects interest expense for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Interest on 2027 Convertible Notes	$1,592	$—
Interest on 2024 Secured Notes	6,065	10,020
Amortization of Royalty Rights (1)	68	185
Amortization of debt issuance costs	236	15
Total interest expense	$7,961	$10,220

(1)As a result of the extinguishment of the Royalty Rights obligation, there will be no additional amortization expense recognized in future periods. Refer to Note 10 of the accompanying Consolidated Financial Statements for additional information on the Royalty Rights obligation.

Total interest expense decreased $2.3 million from $10.2 million for the year ended December 31, 2021 to $8.0 million for the year ended December 31, 2022, primarily due to lower amounts of interest incurred on debt outstanding during the year ended December 31, 2022 compared to the prior year. On August 22, 2022, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Notes due 2027. We used the net proceeds from the 2027 Convertible Notes issuance to repurchase the remaining $59.0 million aggregate principal amount of our 2024 Secured Notes, which had been outstanding for the entire period of 2021 and carried a higher interest rate.

Other (loss) gain for the year ended December 31, 2022 was primarily attributable to additional expected credit loss of $1.6 million recognized in the year associated with our investment in a Convertible Secured Promissory Note from NES Therapeutic, Inc. (“NES”). Also contributing to the Other (loss) gain for the year ended December 31, 2022 was a loss of $0.3 million recognized for the fair value of a derivative liability associated with an embedded derivative feature of our 2027 Convertible Notes. These losses were partially offset by a $1.0 million gain on debt extinguishment associated with the derecognition of our Royalty Rights obligation as well as interest income on our short-term cash and cash equivalent investments during the year ended December 31, 2022. Other gain for the year ended December 31, 2021 primarily consisted of interest income and sublease income offset by sublease expense.

Income Tax Provision

During the year ended December 31, 2022, we recorded an income tax benefit of approximately $78.5 million, which represents an effective tax rate of (251.7)%. The difference between the income tax benefit of $78.5 million and the tax at the statutory rate of 21.0% is principally due to the reversal of previously recorded valuation allowances. During the year ended December 31, 2022, we reversed a majority of our previously recorded valuation allowances against the net deferred tax asset based on our assessment of the availability of future taxable income from pre-tax income forecasts and the reversal of taxable temporary differences.

During the year ended December 31, 2021, we recorded income tax expense of approximately $0.7 million, which represents an effective tax rate of (131.6)%. The difference between the income tax expense of $0.7 million and the tax at the statutory rate of 21.0% is principally due to the recording of a valuation allowance for the 2021 movement in deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Historically and through December 31, 2022, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On August 22, 2022, we issued $70.0 million aggregate principal amount of Convertible Notes which mature on September 1, 2027 and bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023. We used the net proceeds from the 2027 Convertible Notes to repurchase the remaining $59.0 million aggregate principal amount of our outstanding 2024 Secured Notes and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Notes. We expect to use the remaining net proceeds from the 2027 Convertible Notes for general corporate purposes.

On February 27, 2023, we completed a transaction with a limited number of holders of our outstanding 2027 Convertible Notes to exchange $30.0 million aggregate principal amount of Exchanged Notes pursuant to separate, privately negotiated exchange agreements for a combination of (a) a cash payment and (b) an agreed number of shares of our common stock. The shares of our common stock were issued in private placements exempt from registration in reliance on Section 4(a)(2) of the Securities Act. We paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of our common stock in the transactions. We did not receive any cash proceeds from the issuance of the shares of our common stock.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We are in compliance with our covenants with respect to the 2027 Convertible Notes as of December 31, 2022.

On December 17, 2021, we entered into a sales agreement with Roth Capital Partners, LLC (“Roth”) as sales agent to sell shares of our common stock, from time to time, through an at-the-market (“ATM”) offering program having an aggregate offering price of up to $25.0 million. In connection with the 2027 Convertible Note offering, we suspended use of the ATM offering program. Prior to our suspension of the ATM offering program, 2,463,637 shares of our common stock had been issued and settled at an average price of $3.02, through which we received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million.

On February 9, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 5,650,000 shares of our common stock at a purchase price of $2.48 per share. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees, we received net proceeds of approximately $13.1 million. On February 12, 2021, we completed a registered direct offering with certain institutional investors and accredited investors to sell 8,750,000 shares of our common stock at a purchase price of $3.92 per share. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees, we received net proceeds of approximately $32.2 million. We also incurred $0.5 million direct incremental cost to complete both registered direct offerings. We intend to continue to use the proceeds from both offerings for general corporate purposes, including general working capital.

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
•expenditures related to future clinical trial costs; and
•effects of the COVID-19 pandemic on our operations.

The inability to raise any additional capital that may be required to fund our future operations, payments due under our debt agreements, or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on the Company.

The following table reflects summarized cash flow activities for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Net cash provided by operating activities	$78,598	$5,523
Net cash used in investing activities	(42,673)	(18,525)
Net cash (used in) provided by financing activities	(7,794)	29,026
Net increase in cash and cash equivalents	28,131	16,024
Cash and cash equivalents at beginning of year	36,810	20,786
Cash and cash equivalents at end of year	$64,941	$36,810

Cash Flows from Operating Activities

Cash provided by operating activities was $78.6 million for the year ended December 31, 2022 compared to $5.5 million in the same period in 2021, primarily due to a combination of higher net income excluding non-cash items, and favorable working capital cash flows compared to last year.

For the year ended December 31, 2022, net income was $109.6 million compared to a net loss of $1.3 million for the same period in 2021. For the year ended December 31, 2022, non-cash items contributed approximately $56.1 million less to operating cash flows compared to the same period in 2021 primarily due to the $80.4 million reversal of a majority of our previously recorded valuation allowances against the net deferred tax asset in the fourth quarter of 2022, partially offset by higher depreciation and amortization expense, stock-based compensation expense and expense for recurring fair value measurement of contingent consideration. For the year ended December 31, 2022, working capital contributed approximately $18.3 million more to operating cash flows compared to the same period in 2021 primarily due to: (i) less cash used in the payment of accounts payable and accrued liabilities due to timing, (ii) less cash used in the settlement of accrued rebates, returns and discounts due to the impact of sales product mix as well as timing of settlement, and (iii) receipt of $8.3 million in tax refund in the first quarter of 2022, partially offset by increased cash used due to the timing of inventory purchases and receipts as well as accounts receivable payments.

Cash Flows from Investing Activities

Cash used in investing activities was $42.7 million for the year ended December 31, 2022, which primarily consisted of $27.0 million in cash paid related to the Otrexup Acquisition and $15.4 million in cash paid related to the Sympazan Acquisition. Cash used in investing activities was $18.5 million during the year ended December 31, 2021, which primarily related to cash paid related to the Otrexup Acquisition.

Cash Flows from Financing Activities

Cash used in financing activities for the year ended December 31, 2022 was $7.8 million, which primarily consisted of $70.8 million in principal payments on the 2024 Secured Notes, $7.8 million in payments for contingent consideration, and $1.3 million in payments for Royalty Rights obligations, partially offset by $65.9 million in net cash proceeds from the issuance of the 2027 Convertible Notes, net of debt issuance costs paid of $4.1 million, and $7.0 million in cash proceeds from our ATM offering program. Cash provided by financing activities for the year ended December 31, 2021 was $29.0 million, which primarily consisted of $44.9 million of proceeds from the registered direct offerings in February 2021, partially offset by $9.8 million in payments on our debt, $4.8 million in payments for contingent consideration, and $1.0 million in payments for Royalty Rights obligations.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligation, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and non-cancelable leases for our office space. Refer to Note 10, Note 18, Note 1, Note 13 and Note 12, respectively, to the accompanying Consolidated Financial Statements.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2023, expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Contingent consideration

As described further in Note 18 to the consolidated financial statements, the Company's contingent consideration liability consists of future royalty payments to affiliates of CR Group L.P. based on annual INDOCIN Product revenues over $20.0 million. The liability was assumed as result of the May 2020 Zyla Merger and is $48.5 million as of December 31, 2022. The Company uses an option pricing model to estimate the fair value of the liability each reporting period, which requires significant management judgment given the use of significant unobservable inputs and assumptions. We identified the valuation of the contingent consideration liability as a critical audit matter.

The principal consideration for our determination that the valuation of the contingent consideration liability is a critical audit matter was the significant auditor judgment required to evaluate the projections of future INDOCIN Product revenues and the probability assigned to the achievement of those projections, used to determine the fair value.

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

•We evaluated the reasonableness of the Company’s assumptions related to revenue and the probability of achieving those projections (1) comparing forecasts to current and historical results and (2) comparing Company forecasts to industry forecasts of peer companies.

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
Chicago, Illinois
March 8, 2023

ASSERTIO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$64,941	$36,810
Accounts receivable, net	45,357	44,361
Inventories, net	13,696	7,489
Prepaid and other current assets	8,268	14,838
Total current assets	132,262	103,498
Property and equipment, net	744	1,527
Intangible assets, net	197,996	216,054
Deferred tax asset	80,202	—
Other long-term assets	2,709	5,468
Total assets	$413,913	$326,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,991	$6,685
Accrued rebates, returns and discounts	49,426	52,662
Accrued liabilities	12,181	14,699
Long-term debt, current portion	470	12,174
Contingent consideration, current portion	26,300	14,500
Other current liabilities	948	34,299
Total current liabilities	95,316	135,019
Long-term debt	66,403	61,319
Contingent consideration	22,200	23,159
Other long-term liabilities	4,269	4,636
Total liabilities	188,188	224,133
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 48,319,838 and 44,640,444 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5	4
Additional paid-in capital	545,321	531,636
Accumulated deficit	(319,601)	(429,226)
Total shareholders’ equity	225,725	102,414
Total liabilities and shareholders' equity	$413,913	$326,547

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Product sales, net	$155,121	$109,420
Royalties and milestones	2,403	2,579
Other revenue	(1,290)	(985)
Total revenues	156,234	111,014
Costs and expenses:
Cost of sales	18,748	15,832
Selling, general and administrative expenses	46,786	52,641
Fair value of contingent consideration	18,687	3,914
Amortization of intangible assets	32,608	28,114
Restructuring charges	—	1,089
Total costs and expenses	116,829	101,590
Income from operations	39,405	9,424
Other (expense) income:
Interest expense	(7,961)	(10,220)
Other (loss) gain	(278)	243
Total other (expense) income	(8,239)	(9,977)
Net income (loss) before income taxes	31,166	(553)
Income tax benefit (expense)	78,459	(728)
Net income (loss) and comprehensive income (loss)	$109,625	$(1,281)

Basic net income (loss) per share	$2.33	$(0.03)
Diluted net income (loss) per share	$2.03	$(0.03)
Shares used in computing basic net income (loss) per share	47,004	43,169
Shares used in computing diluted net income (loss) per share	54,669	43,169

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	28,393	$3	$483,456	$(427,945)	$55,514
Issuance of common stock upon exercise of options	73	—	193	—	193
Issuance of common stock in connection with stock offering	14,400	1	44,860	—	44,861
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	583	—	(418)	—	(418)
Issuance of common stock in conjunction with vesting of performance stock units	13	—	—	—	—
Issuance of common stock under employee stock purchase plan	4	—	—	—	—
Issuance of common stock upon exercise of warrant	1,192	—	—	—	—
Stock split fractional shares settlement	(18)	—	—	—	—
Stock-based compensation	—	—	3,545	—	3,545
Net loss and comprehensive loss	—	—	—	(1,281)	(1,281)
Balances as of December 31, 2021	44,640	4	531,636	(429,226)	102,414
Issuance of common stock upon exercise of options	23	—	34	—	34
Issuance of common stock in connection with at-the-market program	2,464	1	7,019	—	7,020
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	805	—	(872)	—	(872)
Issuance of common stock upon exercise of warrant	388	—	—	—	—
Stock-based compensation	—	—	7,504	—	7,504
Net income and comprehensive income	—	—	—	109,625	109,625
Balances as of December 31, 2022	48,320	$5	$545,321	$(319,601)	$225,725

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Operating Activities
Net income (loss)	$109,625	$(1,281)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	33,396	29,077
Amortization of debt issuance costs and Royalty Rights	304	194
Gain on extinguishment of debt	(1,046)	—
Recurring fair value measurements of assets and liabilities	18,939	3,914
Stock-based compensation	7,504	3,545
Provisions for inventory and other assets	3,265	1,368
Deferred income taxes	(80,375)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(996)	(11)
Inventories	(6,593)	4,268
Prepaid and other assets	8,019	3,600
Accounts payable and other accrued liabilities	(10,208)	(28,699)
Accrued rebates, returns and discounts	(3,236)	(10,452)
Net cash provided by operating activities	78,598	5,523
Investing Activities
Purchases of property and equipment	(274)	(53)
Purchase of Otrexup	(27,027)	(18,472)
Purchase of Sympazan	(15,372)	—
Net cash used in investing activities	(42,673)	(18,525)
Financing Activities
Proceeds from issuance of 2027 Convertible Notes	70,000	—
Payment in connection with 2024 Senior Notes	(70,750)	(9,500)
Payment of debt issuance costs	(4,084)	—
Payment of contingent consideration	(7,845)	(4,807)
Payment of Royalty Rights	(1,297)	(968)
Payments in connection with convertible notes	—	(335)
Proceeds from issuance of common stock	7,020	44,861
Proceeds from exercise of stock options	34	193
Shares withheld for payment of employee's withholding tax liability	(872)	(418)
Net cash (used in) provided by financing activities	(7,794)	29,026
Net increase in cash and cash equivalents	28,131	16,024
Cash and cash equivalents at beginning of year	36,810	20,786
Cash and cash equivalents at end of year	$64,941	$36,810
Supplemental Disclosure of Cash Flow Information
Net cash received for refund of income taxes	$6,913	$—
Cash paid for interest	$7,752	$10,124
Supplemental Disclosure of Non-Cash Investing Activities
Deferred payments for acquisition of Otrexup intangible assets	$—	$26,021

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In May 2020, Assertio Therapeutics, Inc. implemented a holding company reorganization through which Assertio Therapeutics, Inc. became a subsidiary of Assertio Holdings, Inc. (the “Assertio Reorganization”) and, subsequently, Assertio Holdings, Inc. merged with Zyla Life Sciences (“Zyla”) in a transaction we refer to as the “Zyla Merger.” Upon consummation of the Zyla Merger, each issued and outstanding share of Zyla common stock converted into 2.5 shares of Assertio Holding’s common stock (the “Exchange Ratio”). Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings, Inc. and/or its applicable subsidiary or subsidiaries.

Assertio is a specialty pharmaceutical company offering differentiated products to patients utilizing a non-personal promotional model. The Company’s primary marketed products include INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, Otrexup® (methotrexate) injection for subcutaneous use, Sympazan® (clobazam) oral film, SPRIX® (ketorolac tromethamine) Nasal Spray, CAMBIA® (diclofenac potassium for oral solution), and Zipsor® (diclofenac potassium) Liquid filled capsules.

Other commercially available products include OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and U.S. Securities and Exchange Commission (“SEC”) regulations for annual reporting. Certain amounts in prior periods have been reclassified to conform with current period presentation.

In connection with the preparation of the financial statements for the year ended December 31, 2022, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within twelve months after the date of the issuance of these financial statements, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

Stock Split

On May 18, 2021, the Company effected a 1-for-4 reverse stock split of its issued and outstanding common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. All common stock share and per share data included in these financial statements have been retrospectively adjusted to reflect the effect of the reverse stock split for all periods presented.

Reclassifications

During the first quarter of 2022, the Company made certain reclassifications within Selling, general and administrative expenses related to changes in the fair value of contingent consideration. These fair value adjustments were reclassified from Selling, general and administrative expenses to Fair value of contingent consideration on the Consolidated Statements of Comprehensive Income (Loss), which impacted previously reported amounts for the year ended December 31, 2021. The reclassifications were made to separately state changes in the fair value of contingent consideration from Selling, general and administrative expenses. Prior period results were recast to conform with these changes, and resulted in a decrease to Selling, general and administrative expenses and an equal and offsetting increase to Fair value of contingent consideration of $3.9 million for the year ended December 31, 2021. Total cost and expenses and Income (loss) from operations as previously reported remains unchanged.

Impact of COVID-19 on the Company’s Business

Following the outbreak of COVID-19 during early 2020, the Company’s priority was and remains the health and safety of its employees, their families, and the patients it serves. Because COVID-19 impacted the Company’s ability to see in-person providers who prescribe its products, the Company transformed its commercial approach during 2020 and increased virtual visits, ultimately eliminating its in-person sales force in favor of a digital sales strategy; a strategy it still maintains today and plans to maintain. Limitations on elective surgeries and changes in patient behavior after the outbreak of COVID-19 impacted the Company’s operations by causing a decline and subsequent volatility in prescriptions associated with those elective procedures. The extent of any future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including actions by government authorities to contain future outbreaks, the emergence of new COVID-19 variants, the related potential for new surges in infections, the impacts on third parties on which the Company relies, including suppliers and distributors, and the impacts of increases in virtual physician visits on prescriber behavior. For example, although many public health restrictions have eased, future surges could result in additional restrictions or other factors that may contribute to decreases in elective procedures.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as product returns, rebates, evaluation of impairment of intangible assets, fair value of contingent consideration obligation, and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company, actual results could differ materially from these estimates.

Segment Information

The Company manages its business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. To date, substantially all of the Company’s revenues from product sales are related to sales in the U.S.

Cash, Cash Equivalents

The Company considers all highly liquid investments with a maturity date of purchase of three months or less to be cash equivalents. Cash and cash equivalents generally consist of cash on deposits with banks, money market instruments, U.S. Agency discount notes, commercial paper and corporate debt securities. The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, commercial paper, and higher quality debt securities of financial and commercial institutions.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment. To date, the Company has not recorded an allowance for estimated expected credit losses since the majority of its product revenue comes from sales to a limited number of financially sound companies who have historically paid their balances timely. The need for an allowance for estimated expected credit losses is evaluated each reporting period based on the Company’s assessment of the creditworthiness of its customers or any other potential circumstances that could result in an allowance for estimated expected credit losses.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. Additionally, the Company writes off the value of inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and projected demand.

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

Intangible Assets (other than Goodwill)

Intangible assets, other than goodwill, consist of product rights that are accounted for as definite-lived intangible assets subject to amortization. The Company determines the fair value of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The fair value recorded is amortized on a straight-line basis over the estimated useful life of the asset. The Company estimated the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition for the same or similar indication, and other related factors.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, including property and equipment and acquired intangible assets consisting of product rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Pursuant to ASC 360, Impairment Testing: Long Lived Assets Classified as Held and Used, the Company groups its long-lived assets, including purchased developed technology and trademarks, at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The Company estimates the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss is calculated as the excess of the carrying amount over the fair value.

Acquisitions

The Company accounts for acquired businesses using the acquisition method of accounting under ASC 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flows, the assessment of each asset’s life cycle, and impact of competitive trends on each asset’s life cycle, and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied. The Company assesses the term of the contract based upon the contractual period in which the Company has enforceable rights and obligations.

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

Product Sales

The Company sells commercial products to wholesale distributors and specialty pharmacies. Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which typically occurs upon delivery to the customer. The Company’s performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable sales tax and reserves for these product sales allowances. Receivables related to product sales are typically collected one to two months after delivery. Receivables may also include customer deductions for returns and chargebacks that are pending Company validation.

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

Product Returns - The Company allows customers to return product for credit with respect to that product within six months before and up to twelve months after its product expiration date. The Company estimates product returns and associated credit based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. The Company does not assume financial responsibility for returns of any of its currently marketed products if those returns relate to sales of that product prior to the period of the Company’s ownership of the respective product. For products the Company has divested, it is only financially responsible for product returns of products sold by the Company, which are identified by specific lot numbers.

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

Government Rebates - The Company offers discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including Centers for Medicare and Medicaid Services’ Medicaid Drug Rebate Program and Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs. The Company generally pays government rebates three to twelve months after prescriptions subject to the rebate are filled. These rebates are subject to the Company’s active participation in the respective programs.

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

Chargebacks - The Company provides discounts to authorized users of the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program and the Health Resources and Services Administrations’ 340B Dug Pricing Program. These federal and 340B entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product. These discounts are subject to the Company’s active participation in the respective programs.

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

Contingent Consideration Obligation

Pursuant to the May 2020 Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has an obligation to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. (“CRG”) based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029.

At each reporting date, the Company re-measures the contingent consideration obligation to estimated fair value and any resulting change is recognized in Fair value of contingent consideration in the Company’s Consolidated Statements of Comprehensive Income (Loss). The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.

Leases

In accordance with ASC 842, Leases, the Company assesses contracts for lease arrangements at inception. Operating right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date equal to the present value of future lease payments using the implicit, if readily available, or incremental borrowing rate based on the information readily available at the commencement date. ROU assets include any lease payments as of commencement and initial direct costs but exclude any lease incentives. Lease and non-lease components are generally accounted for separately and the Company recognizes operating lease expense straight-line over the term of the lease. Operating leases are included in Other long-term assets, Other current liabilities, and Other long-term liabilities in the Consolidated Balance Sheets.

    The Company accounts for operating leases with an initial term of twelve months or less on a straight-line basis over the lease term in the Consolidated Statements of Comprehensive Income (Loss).

Stock-Based Compensation

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and options, as well as performance-based RSUs and options. The Company accounts for forfeitures as they occur for each type of award. Stock-based compensation expense related to time-based RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The Company uses the Black-Scholes option valuation model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by our stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate, and expected dividends over the expected term of the award. The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model. For performance-based RSUs and options granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo valuation model considers a variety of potential future scenarios under the market condition vesting criteria, including but not limited to share prices for Assertio and our peer companies in a selected market index.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2022 and 2021 were $3.4 million and $1.8 million, respectively. Advertising costs are included in Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income (Loss).

Restructuring

Restructuring costs are included in Restructuring charges within the Consolidated Statements of Comprehensive Income (Loss). The Company has accounted for these costs in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”). One-time termination benefits are recorded at the time restructuring is communicated to the affected employees. Ongoing benefits are recognized when they are estimable and probable.

Income Taxes

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in its Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheets and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. When it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount determined is more likely than not to be realized.

During the year ended December 31, 2022, the Company reversed $89.3 million of its previously recorded valuation allowances against the net deferred tax asset. As part of its valuation assessment, the Company primarily relied on the projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences. The Company did retain $12.5 million of valuation allowance because realization of the future benefits for the associated deferred tax assets is not considered more-likely-than-not to occur. The Company expects to continue to assess the realizability of its deferred tax assets on a quarterly basis and assess whether an additional reserve or a release of a valuation allowance is required in future periods.

The Company is subject to examination of its income tax returns by various tax authorities on a periodic basis. The Company regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of its provision for income taxes. The Company has applied the provisions of the applicable accounting guidance on accounting for uncertainty in income taxes, which requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the Company to recognize a tax benefit measured at the largest amount of tax benefit that, in its judgment, is more than 50% likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

The Company recognizes tax liabilities in accordance with ASC Topic 740, Income Taxes (“ASC 740”), and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Concentration of Risk

The Company is subject to credit risk from its accounts receivable related to product sales. The three large, national wholesale distributors represent the vast majority of the Company’s business and represented the following percentage of consolidated revenue by customer and the percentage accounts receivable by customer related to product shipments for the years ended December 31, 2022 and 2021.

	Consolidated revenue		Accounts receivable related to product sales
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
AmerisourceBergen Corporation	28%	26%	21%	29%
McKesson Corporation	28%	24%	25%	23%
Cardinal Health	23%	34%	42%	44%
All others	21%	16%	12%	4%
Total	100%	100%	100%	100%

Accounts receivable balances related to product sales were $45.4 million and $43.8 million for the years ended December 31, 2022 and 2021, respectively. To date, the Company has not experienced any significant credit losses with respect to the collection of its accounts receivable and believes that its accounts receivable balances are collectible.

The Company is dependent upon third-party manufacturers to supply product for commercial use. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for all commercialized products. Such production arrangements could be adversely affected by a significant interruption which would negatively impact the supply of final drug product. The Company’s sole commercial suppliers for each of its marketed products, as follows:

•INDOCIN products - Patheon Pharmaceuticals, Inc. (“Patheon”) and Cosette Pharmaceuticals, Inc.
•CAMBIA - MiPharm, S.p.A. and Tioapack (formerly Pharma Packaging Solutions)
•Otrexup - Antares Pharma, Inc. and Pharmascience Inc.
•SPRIX - Jubilant HollisterStier LLC and Sharp Packaging Solutions
•Zipsor - Catalent Ontario Limited (“Catalent”) and Mikart Inc.
•OXAYDO - UPM Pharmaceuticals, Inc.
•Sympazan - Aquestive Therapeutics, Inc.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company adopted ASU 2021-08 on January 1, 2023 and will apply the provisions of the standard to future business combinations.

NOTE 2. ACQUISITIONS

Sympazan License Acquisition

On October 27, 2022, the Company, through its wholly-owned subsidiary, Otter Pharmaceuticals, LLC, completed a transaction to acquire an exclusive license for Sympazan® (clobazam) oral film and product inventory from Aquestive Therapeutics, Inc. (“Aquestive”). The terms of the definitive agreement included an upfront payment of $9.0 million and a $6.0 million milestone payment contingent upon allowance of an existing patent application which, at the date of the transaction, Aquestive was prosecuting. The patent allowance was granted in the fourth quarter of 2022; accordingly, the Company has paid in full the $6.0 million milestone payment. The Company is required to pay Aquestive cash royalties on a quarterly basis equal to 10% of the gross margin (defined within the definitive agreement) from sales of Sympazan. The Company also entered into a long-term supply agreement with Aquestive for Sympazan, the terms of which the Company has concluded are at market.

The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of Sympazan (in thousands):

Cash paid to Aquestive at closing	$9,000
Milestone payment	6,000
Transaction costs	850
Total purchase price of assets acquired	$15,850

The Sympazan license transaction has been accounted for as an asset acquisition in accordance with ASC 805-50, as substantially all the fair value of the assets acquired is concentrated in a single identifiable asset, the Sympazan product rights. The Sympazan product rights acquired consist of the license for the Sympazan intellectual property, regulatory documentation, domain names, certain at-market contracts, and customers lists, and are considered a single asset as they are inextricably linked. The Company has concluded that the contingent milestone payment and contingent royalty payments are not required to be accounted for as derivatives pursuant to scope exceptions in ASC 815 and therefore has included the contingent milestone payment within, and excluded the contingent royalty payments from, the cost of the asset acquisition. As an asset acquisition, the cost to acquire the group of assets, including transaction costs, is allocated to the individual assets acquired or liabilities assumed based on their relative fair values. The relative fair values of identifiable assets from the acquisition of Sympazan are based on estimates of fair value using assumptions that the Company believes are reasonable.

The following table summarizes the fair value of assets acquired in the acquisition of Sympazan (in thousands):

Inventories	$1,300
Intangible assets (Sympazan product rights)	14,550
Total assets acquired	$15,850

The Sympazan product rights will be amortized over a 12-year period.

Otrexup Acquisition

On December 15, 2021, the Company, through a newly-formed subsidiary, Otter Pharmaceuticals, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Antares Pharma, Inc. (“Antares”), and concurrently consummated the transaction. Pursuant to the terms of the Purchase Agreement, the Company acquired Antares’ rights, title and interest in and to Otrexup, including certain related assets, intellectual property, contracts, and product inventory for (i) $18.0 million in cash paid at closing, (ii) $16.0 million in cash paid on May 31, 2022 and (iii) and $10.0 million in cash paid on December 15, 2022.

The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the acquisition of Otrexup (in thousands):

Cash paid to Antares at closing	$18,000
Cash paid in May 2022	16,021
Cash paid in December 2022	10,000
Transaction costs	1,478
Total purchase price of assets acquired	$45,499

The acquisition of Otrexup has been accounted for as an asset acquisition in accordance with ASC 805-50, as substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset, the Otrexup product rights. The Otrexup product rights consist of certain patents and trademarks, at-market contracts and regulatory approvals, customer lists, marketing assets, and other records, and are considered a single asset as they are inextricably linked. The relative fair values of identifiable assets from the acquisition of Otrexup are based on estimates of fair value using assumptions that the Company believes are reasonable.

The following table summarizes the fair value of assets acquired in the acquisition of Otrexup (in thousands):

Inventories	$1,413
Intangible assets	44,086
Total assets acquired	$45,499

The Otrexup product rights will be amortized over an eight year period. As of December 31, 2021, deferred cash payable to Antares was $26.0 million, and was recorded in Other current liabilities in the Company’s Consolidated Balance Sheets.

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Product sales, net:
INDOCIN products	$100,338	$60,557
Otrexup	11,148	—
Sympazan	1,768	—
SPRIX	9,110	8,676
CAMBIA	24,720	24,972
Zipsor	3,364	10,185
Other products	4,673	5,030
Total product sales, net	155,121	109,420
Royalties and milestone revenue	2,403	2,579
Other revenue	(1,290)	(985)
Total revenues	$156,234	$111,014

Product sales, net

For the year ended December 31, 2022, product sales primarily consisted of sales from INDOCIN products, CAMBIA, Otrexup and SPRIX. The Company acquired Otrexup in December 2021 and began shipping and recognizing product sales for Otrexup in January 2022. The Company acquired Sympazan and began shipping and recognizing its product sales Sympazan in October 2022.

Other product sales primarily includes product sales for non-promoted products (OXAYDO). The Company ceased SOLUMATRIX sales beginning in July 2022.

Royalties and milestone revenue

In November 2010, the Company entered into a license agreement with Tribute Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals, or “Miravo”) granting them the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $1.9 million and $2.5 million, respectively, for the years ended December 31, 2022, and 2021.

The Company records contract liabilities in the form of deferred revenue resulting from prepayments customers in Other Current Liabilities on the Consolidated Balance Sheets. As of December 31, 2022, and 2021, contract liabilities were $0.2 million and $0.3 million, respectively. For the year ended December 31, 2022, the Company recorded an additional $0.3 million in contract liabilities and recognized $0.5 million as Milestone revenue associated with the completion of service milestones.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross to-net sales allowances) and can result in reductions or an increase to total revenue during the period.

NOTE 4. ACCOUNTS RECEIVABLES, NET

The following table reflects accounts receivables, net, as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Receivables related to product sales, net	$45,357	$43,753
Other	—	608
Total accounts receivable, net	$45,357	$44,361

As of both December 31, 2022 and 2021, allowances for cash discounts for prompt payment were $0.9 million.

NOTE 5. INVENTORIES, NET

The following table reflects the components of inventory, net as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Raw materials	$1,367	$1,242
Work-in-process	2,735	823
Finished goods	9,594	5,424
Total inventories, net	$13,696	$7,489

As of December 31, 2022 and 2021, inventory reserves were $2.8 million and $3.7 million, respectively.

NOTE 6. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Furniture and office equipment	$1,712	$2,733
Laboratory equipment	20	20
Leasehold improvements	2,945	10,523
	4,677	13,276
Less: Accumulated depreciation	(3,933)	(11,749)
Property and equipment, net	$744	$1,527

Depreciation expense was $0.8 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. Depreciation expense is recognized in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss).

NOTE 7. INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of December 31, 2022 and 2021 (dollar amounts in thousands):

	December 31, 2022				December 31, 2021
Product rights	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
INDOCIN	9.4	$154,100	$(33,495)	$120,605	$154,100	$(20,654)	$133,446
Otrexup	7.0	44,086	(5,511)	38,575	44,086	—	44,086
Sympazan	11.8	14,550	(202)	14,348	—	—	—
SPRIX	4.4	39,000	(14,532)	24,468	39,000	(8,960)	30,040
CAMBIA	0.0	51,360	(51,360)	—	51,360	(43,410)	7,950
Zipsor	0.0	27,250	(27,250)	—	27,250	(26,718)	532
Total Intangible Assets		$330,646	$(132,650)	$197,996	$316,096	$(100,042)	$216,054

Amortization expense was $32.6 million and $28.1 million for the years ended December 31, 2022 and 2021, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023	$25,136
2024	25,136
2025	25,136
2026	25,136
2027	21,747
Thereafter	75,705
Total	$197,996

The Company evaluates long-lived assets, including property and equipment and acquired intangible assets consisting of product rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the third quarter of 2022, the Company determined that there was an indicator of impairment present based on the Company’s market capitalization as of September 30, 2022, compared to its carrying value. After grouping the long-lived assets, including purchased developed technology and trademarks, at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. The Company then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset group. Based on this test, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amount of the long-lived asset group and, accordingly, the long-lived asset group is fully recoverable. There were no indicators of impairment identified during the three months ended December 31, 2022. The Company recognized no impairment of its long-lived assets during the years ended December 31, 2022 and 2021.

NOTE 8. OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Investment, net	$268	$1,579
Operating lease right-of-use assets	137	735
Prepaid asset and deposits	1,607	2,456
Other	697	698
Total other long-term assets	$2,709	$5,468

Investment, net primarily includes the Company’s investment in NES Therapeutic, Inc. (“NES”). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES. Pursuant the terms of the Note Agreement, the Company purchased a $3.0 million aggregate principal Convertible Secured Promissory Note (the “NES Note”) which accrues interest annually at a rate of 10% for total consideration of $3.0 million, with both the aggregate principal and accrued interest due at maturity on August 2, 2024. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) U.S. Food and Drug Administration (“FDA”) acceptance of the New Drug Application (“NDA”), (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES, as defined in the Note Agreement. This investment is accounted as a long-term loan receivable and is valued at amortized cost. As of December 31, 2022, the Company has assessed an estimated $3.7 million expected credit loss on its investment based on its evaluation of probability of default that exists. The expected credit loss recognized represents the entire aggregate principal amount and outstanding interest incurred on the NES Note as of December 31, 2022. The amount of credit loss related to the NES Note that was recognized in the year ended December 31, 2022 was $1.6 million and is included in Other loss (gain) in the consolidated statements of comprehensive income (loss). There was no credit loss related to the NES note recognized in the year ended December 31, 2021.

NOTE 9. ACCRUED LIABILITIES

The following table reflects accrued liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accrued compensation	$3,117	$4,122
Accrued restructuring	—	828
Other accrued liabilities	6,561	7,234
Interest payable	1,593	1,687
Accrued royalties	910	828
Total accrued liabilities	$12,181	$14,699

NOTE 10. DEBT

The following table reflects the Company’s debt as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
6.5% Senior Convertible Notes due 2027	$70,000	$—
13.0% Senior Secured Notes due 2024	—	70,750
Royalty Rights obligation	470	2,743
Total principal amount	70,470	73,493
Plus: derivative liability for embedded conversion feature	252	—
Less: unamortized debt issuance costs	(3,849)	—
Carrying value	66,873	73,493
Less: current portion of long-term debt	(470)	(12,174)
Long-term debt, net	$66,403	$61,319

6.5% Convertible Senior Notes due 2027

On August 22, 2022, Assertio entered into a purchase agreement (the “Purchase Agreement”), with U.S. Bank Trust Company as the trustee (the “2027 Convertible Note Trustee”) of the initial purchasers (the “Initial Purchasers”) to issue $60.0 million in aggregate principal amount of 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”). Under the Purchase Agreement, the Initial Purchasers were also granted an overallotment option to purchase up to an additional $10.0 million aggregate principal amount of the 2027 Convertible Notes solely to cover overallotment (the “Overallotment Option”) within a 13-day period from the date the initial 2027 Convertible Notes were issued. On August 24, 2022, the Initial Purchasers exercised the Overallotment Option in full for the $10.0 million aggregate principal of additional 2027 Convertible Notes. The 2027 Convertible Notes are senior unsecured obligations of the Company.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). The terms of the 2027 Convertible Notes allow for conversion into the Company’s common stock, cash, or a combination of cash and common stock, at the Company’s election only, at an initial conversion rate of 244.2003 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $4.09 per share), subject to adjustments specified in the 2027 Convertible Note Indenture (the “Conversion Rate”). The 2027 Convertible Notes will mature on September 1, 2027, unless earlier repurchased or converted.

The 2027 Convertible Notes bear interest from August 25, 2022 at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2023.

Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company is in compliance with its covenants with respect to the 2027 Convertible Notes as of December 31, 2022.

The Company incurred approximately $4.0 million in issuance costs including legal fees, accounting service fees, printing fees, and trustee fees associated with the 2027 Convertible Notes. The issuance costs were recognized as a discount to the 2027 Convertible Notes and are amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method with an effective interest rate determined to be 7.8%.

The following table reflects the carrying balance of the 2027 Convertible Notes as of December 31, 2022 (in thousands):

December 31,
2022
Principal balance	$70,000
Derivative liability for embedded conversion feature	252
Unamortized debt issuance costs	(3,849)
Carrying balance	$66,403

During the year ended December 31, 2022, the Company amortized $0.2 million of debt issuance costs on the 2027 Convertible Notes.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.3 million as of December 31, 2022 and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. Accordingly, the Company has recognized a loss on the fair value adjustment of the derivative liability in the amount of $0.3 million in Other (loss) gain in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022. All of the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s financial statements.

On February 27, 2023, the Company completed a transaction with a limited number of holders of its outstanding 2027 Convertible Notes (the “Exchanged Notes”) to exchange $30.0 million aggregate principal amount of Exchanged Notes pursuant to separate, privately negotiated exchange agreements for a combination of (a) a cash payment, and (b) an agreed number of shares of the Company’s common stock. The Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in the transactions. The Company did not receive any cash proceeds from the issuance of the shares of its common stock.

13.0% Senior Secured Notes due 2024

In accordance with the Zyla Merger, Assertio assumed $95.0 million aggregate principal amount of 13.0% senior secured notes due 2024 (the “2024 Secured Notes”) issued pursuant to an indenture entered into on January 31, 2019 (the “2024 Secured Notes Indenture”), by and among Zyla Life Sciences, the guarantors party thereto (the “Guarantors”) and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association) as trustee and collateral agent (the “2024 Secured Notes Trustee”). The 2024 Secured Notes were issued in two series: (i) $50.0 million of Series A-1 Notes and (ii) $45.0 million of Series A-2 Notes.

The Company used the net proceeds from the issuance of the 2027 Convertible Notes to repurchase the remaining $59.0 million aggregate principal amount of its outstanding 2024 Secured Notes and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Notes. The 2024 Secured Notes were derecognized upon extinguishment with no gain or loss recognized, as no unamortized cost remained at time of extinguishment. The Company expects to use the remaining net proceeds from the issuance of the 2027 Convertible Notes for general corporate purposes. As of December 31, 2022, there was no outstanding aggregate principal amount of the 2024 Secured Notes.

Royalty Rights Obligation

In accordance with the Zyla Merger, the Company assumed a royalty rights agreement (the “Royalty Rights”) with each of the holders of its 2024 Secured Notes pursuant to which the Company agreed to pay an aggregate 1.5% royalty on net sales (as defined in the 2027 Secured Notes Indenture) through December 31, 2022. The Royalty Rights terminated on December 31, 2022 and the Company has no further Royalty Rights obligations on net sales subsequent to December 31, 2022. The Royalty Rights were determined to be a freestanding element with respect to the 2024 Secured Notes and as such, the Company accounted for the obligation relating to future royalties as a debt instrument at fair value in conjunction with the Zyla Merger.

On December 31, 2022, as the Royalty Rights had terminated, the Company concluded that the conditions had been met to derecognize the remaining debt balance in excess of the final amount payable as of December 31, 2022, and recorded a gain on extinguishment of debt of $1.0 million in Other (loss) gain in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022.

The Company has Royalty Rights obligations of $0.5 million which are classified as Long-term debt, current portion as of December 31, 2022. As of December 31, 2021, the Company had Royalty Rights obligations of $2.6 million and $0.1 million which are classified as Long-term debt, current portion and Long-term debt, respectively, in the Company’s Consolidated Balance Sheets.

Interest Expense

Royalty Rights and debt issuance costs are amortized as interest expense using the effective interest method. The following table reflects debt related interest included in Interest expense in the Company’s Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Interest on 2027 Convertible Notes	$1,592	$—
Interest on 2024 Secured Notes	6,065	10,020
Amortization of Royalty Rights (1)	68	185
Amortization of debt issuance costs	236	15
Total interest expense	$7,961	$10,220

(1)As a result of the extinguishment of the Royalty Rights obligation, there will be no additional amortization expense recognized in future periods.

NOTE 11. RESTRUCTURING CHARGES

The Company regularly evaluates its operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

On December 15, 2020, the Company announced a restructuring plan which was designed to substantially reduce the Company’s operating footprint through the reduction of its staff at its office headquarters and remote sales force. The Company completed this restructuring plan in 2021.

The following table reflects total expenses related to restructuring activities recognized within the Consolidated Statements of Comprehensive Income (Loss) as Restructuring charges (in thousands):

	Year ended December 31,
	2022	2021
Employee compensation costs	$—	$876
Other exit costs	—	213
Total restructuring costs	$—	$1,089

    The following table reflects cash activity relating to the Company’s accrued restructuring costs as of December 31, 2022 and 2021 (in thousands):

	Employee compensation costs	Other exit costs	Total
Balance as of December 31, 2020	$8,744	$—	$8,744
Restructuring charges	876	213	1,089
Cash paid	(8,792)	(213)	(9,005)
Balance as of December 31, 2021	$828	$—	$828
Cash paid	(828)	—	(828)
Balance as of December 31, 2022	$—	$—	$—
NOTE 12. LEASES

    As of December 31, 2022, the Company has a non-cancelable operating lease for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). Unless renewed, the Lake Forest Lease will expire on January 31, 2024. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania, which terminated in February 2022.

    Prior to the Company’s corporate headquarters relocation in 2018, the Company had leased its previous corporate office in Newark, California (the “Newark Lease”), which terminated at the end of November 2022. The Newark lease was partially subleased through the lease term of November 2022. Operating lease costs and sublease income related to the Newark Lease are accounted for in Other (loss) gain in the Consolidated Statements of Comprehensive Income (Loss). During the first quarter of 2022, the Company recognized a gain of $0.6 million from the early termination and settlement of a Newark Lease sublease.
The following table reflects lease expense and sublease income for the years ended December 31, 2022 and 2021 (in thousands):

		Year ended December 31,
	Financial Statement Classification	2022	2021
Operating lease cost	Selling, general and administrative expenses	$158	$307
Operating lease cost	Other (loss) gain	541	591
Total lease cost		$699	$898

Sublease income	Other (loss) gain	$1,223	$1,148
The following table reflects supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$1,983	$2,799

The following table reflects supplemental balance sheet information related to leases as of December 31, 2022 and 2021 (in thousands):

		December 31,
	Financial Statement Classification	2022	2021
Liabilities
Current operating lease liabilities	Other current liabilities	$401	$1,978
Noncurrent operating lease liabilities	Other long-term liabilities	—	397
Total lease liabilities		$401	$2,375
    The following table reflects other lease information as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	1.0	1.2
Weighted-average discount rate:
Operating leases	11.1%	7.8%
    The following table reflects future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2022 (in thousands):

Lease Payments
2023	$421
Thereafter	—
Total lease payments	$421
Less: Interest	20
Present value of lease liabilities	$401

NOTE 13. COMMITMENTS AND CONTINGENCIES

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Jubilant HollisterStier Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Jubilant HollisterStier Agreement, JHS is responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX. The Company agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Jubilant HollisterStier Agreement. Total commitments to JHS through the period ending July 30, 2022 have been met, and total commitments through the period ending July 30, 2023 are approximately $1.1 million.

Cosette Pharmaceuticals Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with Cosette Pharmaceuticals, Inc. (formerly G&W Laboratories, Inc.) (the “Cosette Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Zyla for commercial distribution in the United States. On July 9, 2021, the Company and Cosette entered into Amendment No. 3 to the Cosette Supply Agreement, to among other things, extend the expiration date of the Cosette Supply Agreement from July 31, 2023 to July 9, 2028. The Company is obligated to purchase all of its requirements for INDOCIN Suppositories from Cosette Pharmaceuticals, Inc., and is required to meet minimum purchase requirements each calendar year during the extended term of the Cosette Supply Agreement. Total commitments to Cosette under the Cosette Supply Agreement are approximately $6.3 million annually through the end of the contract term.

Antares Supply Agreement

In connection with the Otrexup acquisition, the Company entered into a supply agreement with Antares pursuant to which Antares will manufacture and supply the finished Otrexup products (the “Antares Supply Agreement”). Under the Antares Supply Agreement, the Company has agreed to annual minimum purchase obligations from Antares, which approximate $2.0 million annually. The Antares Supply Agreement has an initial term through December 2031 with renewal terms beyond.

General

The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with our involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of December 31, 2022 and December 31, 2021, the Company had a legal contingency accrual of approximately $3.2 million and $3.4 million, respectively. The Company continues to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20-25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. The Company recognized a loss on contingency provision of $10.6 million during the year ended December 31, 2021. There was no loss on contingency provision recognized during the year ended December 31, 2022. Provisions for loss contingencies are recorded in Selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income (Loss) and the related accruals are recorded in Accrued liabilities in the Company’s Consolidated Balance Sheets.

Other than matters that we have disclosed below, the Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. The Company may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth below, the Company is not currently involved in any matters that the Company believes may have a material adverse effect on its business, results of operations, cash flows or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

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

These antitrust cases arise out of a Settlement and License Agreement (the “Settlement”) that the Company, Santarus, Inc. (“Santarus”) and Lupin Limited (“Lupin”) entered into in February 2012 that resolved patent infringement litigation filed by the Company against Lupin regarding Lupin’s Abbreviated New Drug Application for generic 500 mg and 1000 mg tablets of Glumetza. The antitrust plaintiffs allege, among other things, that the Settlement violated the antitrust laws because it allegedly included a “reverse payment” that caused Lupin to delay its entry in the market with a generic version of Glumetza. The alleged “reverse payment” is an alleged commitment on the part of the settling parties not to launch an authorized generic version of Glumetza for a certain period. The antitrust plaintiffs allege that the Company and its co-defendants, which include Lupin as well as Bausch Health (the alleged successor in interest to Santarus), are liable for damages under the antitrust laws for overcharges that the antitrust plaintiffs allege they paid when they purchased the branded version of Glumetza due to delayed generic entry. Plaintiffs seek treble damages for alleged past harm, attorneys’ fees and costs.

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

Securities Class Action Lawsuit and Related Matters

On August 28, 2022, the U.S. District Court for the Northern District of California issued a final order approving the settlement of a purported federal securities law class action that was pending against the Company, two individuals who formerly served as its chief executive officer and president, and its former chief financial officer, thereby concluding this matter. The action (Huang v. Depomed et al., No. 4:17-cv-4830-JST, N.D. Cal.) alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 related to certain prior disclosures of the Company about its business, compliance, and operational policies and practices concerning the sales and marketing of its former opioid products and contended that the conduct supporting the alleged violations affected the value of Company’s common stock and was seeking damages and other relief.

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

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, the Company’s subsidiary Assertio Therapeutics, Inc. (“Assertio Therapeutics”) received a letter from then-Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Since 2017, Assertio Therapeutics has received and responded to subpoenas from the U.S. Department of Justice (“DOJ”) seeking documents and information regarding its historical sales and marketing of opioid products. Assertio Therapeutics has also received and responded to subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding Assertio Therapeutics’ historical sales and marketing of opioid products. In addition, Assertio Therapeutics received and responded to a subpoena from the State of California Department of Insurance (“CDI”) seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product formerly in Assertio Therapeutics’ portfolio. In addition, Assertio Therapeutics received and responded to a subpoena from the New York Department of Financial Services seeking information relating to its historical sales and marketing of opioid products. Assertio Therapeutics also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. Assertio Therapeutics is cooperating with the foregoing governmental investigations and inquiries.

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

For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (“MDL Court”) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings has also been named in one such case. Plaintiffs may file additional lawsuits in which Assertio Therapeutics or Assertio Holdings may be named. Plaintiffs in the pending federal cases involving Assertio Therapeutics or Assertio Holdings include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

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

Insurance Litigation

On January 15, 2019, Assertio Therapeutics was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (“Navigators”) in the U.S. District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators is Assertio Therapeutics’ primary product liability insurer. Navigators was seeking declaratory judgment that opioid litigation claims noticed by Assertio Therapeutics (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by Assertio Therapeutics’ life sciences liability policies with Navigators. On February 3, 2021, Assertio Therapeutics entered into a Confidential Settlement Agreement and Mutual Release with Navigators to resolve the declaratory judgment action and Assertio Therapeutics’ counterclaims. Pursuant to the Settlement Agreement, the parties settled and the coverage action was dismissed without prejudice.

During the first quarter of 2021, Assertio Therapeutics received $5.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021.

On July 16, 2021, Assertio Therapeutics filed a complaint for declaratory relief against one of its excess products liability insurers, Lloyd’s of London Newline Syndicate 1218 and related entities (“Newline”), in the Superior Court of the State of California for the County of Alameda. Newline removed the case to the U.S. District Court for the Northern District of California (Case No. 3:21-cv-06642). Assertio Therapeutics was seeking a declaratory judgment that Newline has a duty to defend Assertio Therapeutics or, alternatively, to reimburse Assertio Therapeutics’ attorneys’ fees and other defense costs for opioid litigation claims noticed by Assertio Therapeutics. On May 18, 2022, Assertio Therapeutics entered into a Confidential Settlement Agreement and Mutual Release with Newline to resolve Assertio Therapeutics’ declaratory judgment action. Pursuant to the Settlement Agreement, the parties settled and the coverage action was dismissed with prejudice.

During the second quarter of 2022, Assertio Therapeutics received $2.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022.

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

Indemnification Dispute with Collegium Pharmaceutical, Inc.

On May 24, 2022, Assertio Therapeutics filed an action in the Superior Court of Delaware against Collegium Pharmaceutical, Inc. (“Collegium”) seeking indemnification for Collegium’s breach of an asset purchase agreement related to Assertio Therapeutics’ former product, NUCYNTA. Assertio Therapeutics alleged that Collegium agreed to assume certain liabilities associated with customer returns of NUCYNTA products sold by Collegium, but that Collegium failed to honor that agreement. On July 14, 2022, Collegium answered the complaint asserting as a defense that, among other things, the Superior Court of Delaware does not have jurisdiction over all aspects of the action because Collegium contends that a portion of the dispute is subject to the alternative dispute resolution procedures under a different agreement. On July 18, 2022, Assertio Therapeutics moved to strike that defense, and on August 8, 2022 in opposition to the motion to strike, Collegium filed a cross-motion to stay the case. Assertio Therapeutics filed its opposition to Collegium’s cross-motion to stay on August 19, 2022. After oral argument on September 20, 2022, the Court granted in part Assertio Therapeutics’ motion to strike and denied in full Collegium’s cross-motion to stay. On January 5, 2023, Assertio Therapeutics voluntarily dismissed all claims against Collegium pursuant to a settlement agreement with Collegium in return for $2.9 million.

NOTE 14. EMPLOYEE BENEFIT PLANS

The Company's 401(k) Employee Savings Plan (the "401(k) Plan") is available to U.S. employees meeting certain eligibility criteria. The 401(k) Plan was amended effective January 1, 2022, to make matching contributions in an amount equal to 100% of elective deferral contributions that are not over 5% of compensation. The previous matching contributions amount was equal to 100% of elective deferral contributions that are not over 3% of compensation, plus 50% of elective deferral contributions that are over 3% of compensation but are not over 6% of compensation. The Company may make discretionary matching contributions for employees.

The Company contributed cash of $0.2 million and $0.1 million to the 401(k) Plan during the years ended December 31, 2022 and 2021, respectively. The Company's common stock is not an investment option available to participants in the 401(k) Plan.

NOTE 15. STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and options, as well as performance-based RSUs and options.

For the years ended December 31, 2022 and 2021, stock-based compensation expense of $7.5 million and $3.5 million, respectively, was recognized in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). The recognized tax benefits on total stock-based compensation expense was $0.5 million and immaterial for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had $5.6 million and $4.0 million of total unrecognized compensation expense related to RSU and stock option grants, respectively, that will be recognized over a weighted-average vesting period of 1.5 years and 1.9 years, respectively.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan was adopted by the Board of Directors and approved by the shareholders in May 2014, and subsequently amended and restated in June 2020 (the “2014 Amended Plan”). The 2014 Amended Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance awards to the employees, non-employee directors and consultants of the Company. At December 31, 2022, the number of shares authorized under the 2014 Amended Plan was 12,595,000 shares, of which 1,298,518 were available for future issuance.

Generally, the exercise price of incentive stock options and non-statutory stock options granted under the 2014 Amended Plan must be the fair value of the common stock of the Company on the grant date. The term of incentive and non-statutory stock options may not exceed 10 years from the date of grant. A stock option shall be exercisable on or after each vesting date in accordance with the terms set forth in the stock option agreement. The right to exercise a stock option generally vests over three years at a rate of 33% annually or ratably in monthly installments over the vesting period.

Time-Based Stock Options

The following table reflects assumptions used to calculate the fair value of time-based stock option grants for the years ended December 31, 2022 and 2021:

	December 31,
	2022			2021
Risk-free interest rate	2.84%	—	3.85%	1.25%
Dividend yield	—%			—%
Expected option term (in years)	6.0			6.0
Expected stock price volatility	290%	—	294%	284%

The weighted-average grant date fair value of time-based stock options granted during the years ended December 31, 2022 and 2021 was $2.29 and $1.11 per option share, respectively. There were 22,631 time-based stock options exercised during the year ended December 31, 2022. The total intrinsic value of options exercised during the year ended December 31, 2022 was $0.1 million, and cash received from stock options exercised during the year ended December 31, 2022 was immaterial. Total grant date fair value of options that vested during the years ended December 31, 2022 and 2021 was $0.8 million and $0.2 million, respectively.

The following tables reflects the time-based stock option activity for the year ended December 31, 2022 (dollar amounts in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	2,258,399	$2.69
Options granted	1,048,487	$2.64
Options exercised	(22,631)	$1.52
Options forfeited	—	$—
Options expired	(13,776)	$17.61
Options outstanding as of December 31, 2022	3,270,479	$2.62	8.9	$8,047
Options vested and expected as of vest at December 31, 2022	3,270,479	$2.62	8.9	$8,047
Options exercisable as of December 31, 2022	820,543	$4.83	8.3	$2,115

Time-Based Restricted Stock Units

The following table reflects the time-based RSU activity for the year ended December 31, 2022 (dollar amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock units as of December 31, 2021	2,621,603	$3.40
Granted	1,460,515	$2.54
Vested	(1,148,022)	$3.53
Forfeited	—	$—
Non-vested restricted stock units as of December 31, 2022	2,934,096	$2.92	0.9

Time-based RSUs generally vest over one or three years, with 100% or 33% of each award vesting annually, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2022 and 2021 was $4.1 million and $1.7 million, respectively.

Performance-based Stock Options and Restricted Stock Units

During the year ended December 31, 2022, the Company granted 1.0 million performance-based stock options and 1.0 million performance-based RSUs (collectively referred to as “Performance Awards”) under the 2014 Amended Plan. These Performance Awards vest only if the trading price of the Company’s common stock exceeds certain stock price targets prior to the eighth calendar day after the registrant releases its earnings for the second quarter of 2025, which was considered a market condition. The fair value of the Performance Awards was determined using a Monte Carlo simulation model which considered a variety of potential future share prices for Assertio. The weighted-average grant date fair value per share of the performance-based RSUs was $2.24 using a risk-free interest rate of 2.84% and contractual term of 3.25 years. The weighted-average grant date fair value per share of the performance-based options was $1.80 using the following key assumptions: (i) weighted-average exercise price of $2.63, (ii) expected stock price volatility of 95.5%, (iii) risk-free interest rate of 2.84%, (iv) expected option term of 3.25 years, and (v) dividend yield of zero percent. The Company is recognizing the stock-based compensation expense associated with the Performance Awards ratably over the derived service period of one year regardless of whether or not the market condition for vesting is satisfied. The recipients of the Performance Awards will have voting rights and the right to receive a dividend, if applicable, once the underlying shares of common stock have been issued. If vested, the term of the performance-based options may not exceed 10 years from the date of grant. None of the Performance Awards vested during the year ended December 31, 2022 and all of the Performance Awards granted during the year ended December 31, 2022 remain outstanding as of December 31, 2022.

The Company had previously granted separate performance-based RSUs (“PSUs”) under the 2014 Amended Plan with a market-condition based on relative total shareholder return (“TSR”) performance, which was measured against the three-year TSR of a custom index of companies. As of December 31, 2021, there were 195,226 unvested PSUs outstanding with a weighted-average grant date fair value per share of $31.58, all of which were forfeited during the year ended December 31, 2022, as the performance criteria was not met. There are no PSUs outstanding as of December 31, 2022.

Other Equity Incentive Plans

The Company’s other equity incentive plans as of December 31, 2022 include the Second Amended and Restated 2004 Equity Incentive Plan (“2004 Plan”) and the Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan (the “2019 Zyla Plan”). Neither plan was utilized for new equity grants in 2021 and 2022 as they have no more shares available for future issuance.

The Company terminated its Employee Stock Purchase Plan (“ESPP”) program in June 2021 (refer to Note 16 for further details) and did not grant any stock purchase rights under the ESPP program during the years ended December 31, 2022 and 2021.

NOTE 16. SHAREHOLDERS' EQUITY

At-The-Market Program

On December 17, 2021, the Company entered into a sales agreement with Roth Capital Partners, LLC (“Roth”) as sales agent to sell shares of the Company’s common stock, from time to time, through an at-the-market (“ATM”) offering program having an aggregate offering price of up to $25.0 million. As a result of the issuance of the 2027 Convertible Notes (See Note 10. Debt), the Company has suspended use of its ATM offering program. Prior to the suspension of the ATM offering program, during the second quarter of 2022, 2,463,637 shares of the Company’s common stock had been issued under the program and settled at an average price of $3.02, through which the Company received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million.

Equity Raise

On February 9, 2021, the Company completed a registered direct offering with certain institutional and accredited investors to sell 5,650,000 shares of its common stock at a purchase price of $2.48 per share. The gross proceeds from the offering were approximately $14.0 million. After placement agent fees and other offering expenses payable by the Company, Assertio received net proceeds of approximately $13.1 million. On February 12, 2021, the Company completed a registered direct offering with certain institutional and accredited investors to sell 8,750,000 shares of its common stock at a purchase price of $3.92 per share. The gross proceeds from the offering were approximately $34.3 million. After placement agent fees and other offering expenses payable by the Company, Assertio received net proceeds of approximately $32.2 million. The Company intends to continue to use the proceeds from both offerings for general corporate purposes, including general working capital.

Warrant Agreements

Upon the Zyla Merger, the Company assumed Zyla’s warrant agreements (the “Warrant Agreements”) with Iroko Pharmaceuticals, Inc. (“Iroko”), certain of Iroko’s affiliates, and certain other parties entitled to receive shares of the Company’s common stock as consideration pursuant to Zyla’s prior agreements or in satisfaction of certain claims pursuant to the Zyla’s prior reorganization plan. The Warrant Agreements provide the holder the right to receive shares of the Company’s common stock. Pursuant to the Warrant Agreements, the warrants are exercisable at any time at an exercise price of $0.0016 per share, subject to certain ownership limitations including, with respect to Iroko and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months. All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified.

During 2022 and 2021, 0.4 million and 1.2 million warrants, respectively, were exercised and 0.4 million and 1.2 million common shares were issued by the Company, respectively. As of December 31, 2022, there were no outstanding warrants remaining.

Employee Stock Purchase Plan

In May 2004, the ESPP was approved by the shareholders. The ESPP is qualified under Section 423 of the Internal Revenue Code, and allows eligible employees to purchase shares of the Company’s common stock through periodic payroll deductions. The price of the common stock purchased under the ESPP must be equal to at least 85% of the lower of the fair market value of the Company’s common stock on the commencement date of each offering period or the specified purchase date. The Company terminated the ESPP program in June 2021 and therefore had no shares authorized for issuance as of December 31, 2022 and 2021.

In 2021, the Company sold 3,929 shares of its common stock under the ESPP. The shares were purchased at a weighted‑average purchase price of $1.40 and proceeds were immaterial.

Option Exercises

 Employees exercised options to purchase 22,631 shares of the Company’s common stock during the year ended December 31, 2022 with an immaterial amount of net proceeds to the Company. Employees exercised options to purchase 72,750 shares of the Company’s common stock with net proceeds to the Company of approximately $0.2 million during the year ended December 31, 2021.

NOTE 17. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Any warrants outstanding under the Warrant Agreements represent contingently issuable shares and therefore are included in the number of outstanding shares used for the computation of basic income (loss) per share. There were no unexercised shares of common stock issuable upon the exercise of warrants as of December 31, 2022, and 392,095 unexercised shares of common stock issuable upon the exercise of warrants as of December 31, 2021.

Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and convertible debt. For purposes of this calculation, stock-based awards and convertible debt are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented. As a result, interest expense and the fair value adjustment of the derivative liability associated with the 2027 Convertible Notes, net of tax, is added back to net income (loss) used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the dilution effect of the convertible debt if converted into the Company’s common stock.

The following table reflects the calculation of basic and diluted earnings per common share for the years ended December 31, 2022 and 2021 (in thousands, except for per share amounts):

	Year ended December 31,
	2022	2021
Basic net income (loss) per share
Net income (loss)	$109,625	$(1,281)
Weighted-average common shares and warrants outstanding	47,004	43,169
Basic net income (loss) per share	$2.33	$(0.03)

Diluted net income (loss) per share
Net income (loss)	$109,625	$(1,281)
Add: Convertible debt interest expense and fair value adjustment, net of tax	1,560	—
Adjusted net income (loss)	111,185	(1,281)
Weighted-average common shares and share equivalents outstanding	47,004	43,169
Add: effect of dilutive stock-based awards and equivalents	1,530	—
Add: effect of dilutive convertible debt under if-converted method	6,135	—
Denominator for diluted income (loss) per share	54,669	43,169
Diluted net income (loss) per share	$2.03	$(0.03)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share for the years ended December 31, 2022, and 2021, because to do so would be anti-dilutive (in thousands):

	Year ended December 31,
	2022	2021
Convertible notes	—	3
Stock-based awards and equivalents	836	2,914
Total potentially dilutive common shares	836	2,917

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

The following tables reflect the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

December 31, 2022	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	Cash and cash equivalents	$—	$4,983	$—	$4,983
U.S. Treasuries	Cash and cash equivalents	—	3,981	—	3,981
U.S. Government agencies	Cash and cash equivalents	—	10,937	—	10,937
Money market funds	Cash and cash equivalents	38,478	—	—	38,478
Total		$38,478	$19,901	$—	$58,379
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$26,300	$26,300
Long-term contingent consideration	Contingent consideration	—	—	22,200	22,200
Derivative liability	Long-term debt	—	—	252	252
Total		$—	$—	$48,752	$48,752

December 31, 2021	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$14,500	$14,500
Long-term contingent consideration	Contingent consideration	—	—	23,159	23,159
Total		$—	$—	$37,659	$37,659

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of purchase of three months or less to be cash equivalents. The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, commercial paper, and higher quality debt securities of financial and commercial institutions. The Company classified money market funds as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets. The Company classified commercial paper, U.S. Treasury and government agency securities as Level 2, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets.

Contingent Consideration Obligation

Pursuant to the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to CRG based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of December 31, 2022 and December 31, 2021, INDOCIN product contingent consideration was $48.5 million and $37.5 million, respectively, with $26.3 million and $14.5 million classified as short-term and $22.2 million and $23.0 million classified as long-term contingent consideration, respectively, in the Consolidated Balance Sheets.

During the years ended December 31, 2022 and 2021, the Company recognized an expense of $18.7 million and $3.9 million, respectively, for the change in fair value of contingent consideration, which was recognized in Fair value of contingent consideration in the Company’s Consolidated Statements of Comprehensive Income (Loss). The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2022 included revenue volatility of 40%, discount rate of 9.0%, credit spread of 3.8%, and updated projections of future INDOCIN product revenues.

Contingent consideration obligation related to CAMBIA was $0.2 million as of December 31, 2021. During the year ended December 31, 2022, the Company determined this contingent obligation was no longer probable and adjusted its fair value to zero.

The following table summarizes changes in fair value of the contingent consideration that is measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022, and 2021 (in thousands):

	December 31,
	2022	2021
Fair value, beginning of the period	$37,659	$38,552
Change in fair value of contingent consideration recorded within costs and expenses	18,687	3,914
Cash payment related to contingent consideration	(7,846)	(4,807)
Fair value, end of the period	$48,500	$37,659

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities, including trade accounts receivable and accounts payable, are not remeasured to fair value, as the carrying cost of each approximates its fair value. On August 22, 2022, the Company issued the 2027 Convertible Notes. As of December 31, 2022, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $92.5 million, compared to a par value of $70.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of December 31, 2022 based on a market approach which represents a Level 2 valuation. The carrying value of the Company’s debt as of December 31, 2021 approximated its fair value. As of December 31, 2021, the estimated fair value of the Company’s debt was determined using a commonly accepted valuation methodology and market based risk measurements that are indirectly observable, such as credit risk, which also represents a Level 2 valuation.

NOTE 19. INCOME TAXES

The following table reflects Net income (loss) before income taxes by source for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021

U.S.	$30,734	$(574)
Outside the U.S.	432	21
Net income (loss) before income taxes	$31,166	$(553)

The following table reflects (benefit) provision for income taxes for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Current:
Federal	$1,023	$124
State	893	387
Total current taxes	$1,916	$511
Deferred:
Federal	$(61,077)	$—
State	(19,298)	217
Total deferred taxes	(80,375)	217
Total (benefit) provision for income taxes	$(78,459)	$728

The following table reflects a reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Tax at federal statutory rate	$6,545	$(116)
State tax, net of federal benefit	1,358	242
Disallowed officers' compensation	829	207
Stock based compensation	1,998	1,083
Change in valuation allowance	(89,251)	(2,131)
Uncertain tax provisions	198	233
Tax return benefit	—	(63)
Return to provision	(171)	1,247
Other	35	26
Total tax (benefit) provision	$(78,459)	$728

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes a new book-minimum tax on certain large corporations, an excise tax on stock buybacks, and tax incentives to address climate change mitigation and clean energy. The Company considered the income tax accounting implications of the IRA to the Company’s income tax provision calculation for the year ended December 31, 2022, and determined that the impact was not significant.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES ACT was a tax-and-spending package intended to provide additional economic relief to address the impact of the COVID-19 pandemic. The CARES Act, among other business tax provisions, included legislative changes and updates to net operating losses (“NOLs”), interest disallowance, and depreciation for qualified improvement property. The Company considered the income tax accounting implications from the CARES Act to the Company’s income tax provision calculation for the year ended December 31, 2022. Prior to the enactment of the CARES Act, federal NOLs generated after December 31, 2017 could not be carried back to prior tax years. Upon the enactment of the CARES Act, federal NOLs generated in tax years 2018, 2019, and 2020 can be carried back to the previous five tax years without taxable income limitation. During 2021, the Company filed a carryback claim for the 2020 federal taxable loss to the 2018 and 2019 tax years to offset taxable income (and federal taxes paid) for those two tax years. During 2022, the Company received the requested tax refund of $8.3 million for such carryback claim.

During the year ended December 31, 2022, the Company recorded an income tax benefit of $78.5 million, principally due to a reversal of previously recorded valuation allowances, offset by the state tax expense, stock-based compensation, and disallowed officer’s compensation.

During the year ended December 31,2021, the Company recorded an income tax expense of $0.7 million, principally due to the state tax expense, disallowed officer’s compensation, and interest accrued for uncertain tax position, offset by the changes in valuation allowance.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table reflects significant components of the Company’s deferred income taxes as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$67,927	$78,085
Tax credit carryforwards	1,362	2,813
Stock-based compensation	1,529	2,770
Operating lease liabilities	96	545
Reserves and other accruals not currently deductible	22,519	19,800
Disallowed interest carryforward	12,060	15,147
Total deferred tax assets	105,493	119,160
Valuation allowance for deferred tax assets	(12,524)	(101,775)
	$92,969	$17,385
Deferred tax liabilities:
Intangible assets	$(12,554)	$(16,812)
Convertible debt	—	(228)
Fixed Assets	(180)	(349)
Operating lease right-of-use assets	(33)	(168)
Net deferred tax asset (liability)	$80,202	$(172)

The valuation allowance decreased $89.3 million to $12.5 million during the year ended December 31, 2022. During the year ended December 31, 2022, the Company reversed a majority of its previously recorded valuation allowances against the net deferred tax asset. As part of its valuation assessment, the Company primarily relied on its projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences. The Company did retain $12.5 million of valuation allowance because realization of the future benefits for the associated deferred tax assets is not considered more-likely-than-not to occur. The Company continues to assess the realizability of its deferred tax assets on a quarterly basis and assess whether an additional reserve or a release of a valuation allowance is required in future periods.

As of December 31, 2022, the Company had federal NOLs of $254.9 million with no expiration, and $31.5 million expiring in 2036. NOL carryforwards for state income tax purposes are $143.6 million, which begin to expire in 2025. Utilization of the Company’s NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company does not have any significant federal or state tax examinations in process as of December 31, 2022. The federal and state statute of limitations remains open primarily for the 2017 through 2021 tax years. The California statute of limitations is open for the 2007 through 2021 tax years.

The following table reflects activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2022 and 2021 (in thousands):

Unrecognized tax benefits—December 31, 2020	$4,101
Increases related to current year tax positions	—
Changes in prior year tax positions	—
Decreases related to lapse of statutes	—
Unrecognized tax benefits—December 31, 2021	$4,101
Increases related to current year tax positions	—
Changes in prior year tax positions	—
Decreases related to lapse of statutes	—
Unrecognized tax benefits—December 31, 2022	$4,101

The total amount of unrecognized tax benefit that would affect the effective tax rate is $4.1 million as of December 31, 2022 and December 31, 2021.

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 20. SUBSEQUENT EVENT

On February 27, 2023, the Company completed a transaction with a limited number of holders of its outstanding 2027 Convertible Notes (the “Exchanged Notes”) to exchange $30.0 million aggregate principal amount of Exchanged Notes pursuant to separate, privately negotiated exchange agreements for a combination of (a) a cash payment, and (b) an agreed number of shares of the Company’s common stock. The Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in the transactions. The Company did not receive any cash proceeds from the issuance of the shares of its common stock.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue	Deductions(1)	Balance at End of Year (2)
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2022	$53,600	103,371	(106,659)	$50,312
Year ended December 31, 2021	$64,442	96,332	(107,174)	$53,600

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax asset valuation allowance:
December 31, 2022 (3)	$101,775	$—	$(89,251)	$12,524
December 31, 2021 (4)	$103,906	$—	$(2,131)	$101,775

(1)Deductions to sales discounts and allowances relate to discounts or allowances, returns, chargebacks and rebates actually taken or paid.
(2)Balance includes allowances for cash discounts for prompt payment of $0.9 million as of both December 31, 2022 and 2021, which are recognized in Accounts receivable, net on the Company’s Consolidated Balance Sheets.
(3)The Company decreased the valuation allowance by $89.3 million during 2022. The significant reduction is primarily attributable to projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences.
(4)The Company decreased the valuation allowance by $2.1 million during 2021.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10‑K.

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

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Grant Thornton, LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Assertio Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 8, 2023 expressed an unqualified opinion on those financial statements.

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
March 8, 2023

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item 10 is incorporated herein by reference to the information set forth under the headings “Board of Directors and Director Nominees,” “Executive Officers,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Board and Board Committees,” “Corporate Governance – Director Nominations” and “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (the 2023 Proxy Statement). The 2023 Proxy Statement is expected to be filed with the SEC within 120 days after the end of our 2022 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference to the information set forth under the heading “Executive Compensation” in our 2023 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2023 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item 13 is incorporated herein by reference to the information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committees – Board Independence” in our 2023 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item 14 is incorporated herein by reference to the information set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2023 Proxy Statement.

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
1.1
Sales Agreement, dated as of December 17, 2021, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company's Annual Report on Form 10-K, filed on March 10, 2022)

2.1†
Asset Purchase Agreement, dated as of December 15, 2021, by and among Otter Pharmaceuticals, LLC, Antares Pharma, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed on March 10, 2022)

2.2
Agreement and Plan of Merger, dated as of May 19, 2020, by and among Assertio Therapeutics, Inc., the Company, and Alligator Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

2.3
Agreement and Plan of Merger, dated as of March 16, 2020, by and among Assertio Therapeutics, Inc., the Company (formerly, Alligator Zebra Holdings, Inc.), Alligator Merger Sub, Inc., Zebra Merger Sub, Inc. and Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

2.4
Asset Purchase Agreement, dated February 6, 2020, by and between Assertio Therapeutics, Inc. and Collegium Pharmaceutical, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2020)

2.5
Asset Purchase Agreement, dated December 11, 2019, by and among Assertio Therapeutics, Inc., Golf Acquiror LLC and, solely for the purposes set forth therein, Celtic Intermediate S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019)

2.6
Asset Purchase Agreement, dated October 30, 2018, by and among Egalet Corporation, Egalet US Inc. and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Sciences’ Current Report on Form 8-K filed on October 31, 2018)

2.7
Asset Purchase Agreement, dated as of January 8, 2015, by and between Egalet US, Inc. and Luitpold Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2015)

2.8†
Asset Purchase Agreement, dated December 17, 2013 between Assertio Therapeutics, Inc. and Nautilus Neurosciences, Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10‑K filed on March 17, 2014)

2.9
Asset Purchase Agreement dated June 21, 2012 between Assertio Therapeutics, Inc. and Xanodyne Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on August 3, 2012)

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021)

3.2	Amended and Restated Certificate of Incorporation of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
3.3	Amended and Restated Bylaws of the Company, dated November 2, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 8, 2022)
4.1	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10‑K filed on March 10, 2020)

4.2
Indenture, dated as of August 25, 2022, between Assertio Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 25, 2022)

4.3	Form of 6.50% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)
10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
10.2*	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 10, 2022)
10.3*	Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)
10.4*	Amended and Restated 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 Form S-8 filed on May 12, 2022)
10.5*	Form of Equity Award Documents under Amended and Restated 2014 Omnibus Incentive Plan
10.6*	Form of Equity Award Documents for Inducement Grants
10.7*	Amended and Restated Annual Bonus Plan
10.8*	Non‑Employee Director Compensation and Grant Policy
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

10.12†
Collaboration and License Agreement, dated as of January 7, 2015, by and among Egalet Corporation, Egalet US, Inc., Egalet Ltd. and Acura Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Zyla Life Sciences’ Annual Report on Form 10-K filed on March 16, 2015)

10.13†
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

10.17†
Amendment No. 3 to Collaborative License, Exclusive Manufacture and Global Supply Agreement between Zyla Life Sciences and Cosette Pharmaceuticals, Inc. effective July 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021)

14.1	Code of Conduct
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL

†    Confidential information omitted
*    Compensatory Plan or Arrangement
**    Furnished Herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSERTIO HOLDINGS, INC.

Date:	March 8, 2023	By	/s/ DANIEL A. PEISERT
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

/s/ DANIEL A. PEISERT	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2023
Daniel A. Peisert

/s/ PAUL SCHWICHTENBERG	Chief Financial Officer (Principal Financial Officer)	March 8, 2023
Paul Schwichtenberg

/s/ AJAY PATEL	Chief Accounting Officer	March 8, 2023
Ajay Patel	(Principal Accounting Officer)

/s/ PETER D. STAPLE	Chairman of the Board of Directors	March 8, 2023
Peter D. Staple

/s/ WILLIAM T. MCKEE	Director	March 8, 2023
William T. McKee

/s/ HEATHER L. MASON	Director	March 8, 2023
Heather L. Mason

/s/ JAMES L. TYREE	Director	March 8, 2023
James L. Tyree