Form 10-Q
period 2023-03-31
Assertio Holdings, Inc.
filed 2023-05-09
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 5, 2023 was 55,664,293.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$68,603	$64,941
Accounts receivable, net	46,466	45,357
Inventories, net	16,226	13,696
Prepaid and other current assets	6,554	8,268
Total current assets	137,849	132,262
Property and equipment, net	544	744
Intangible assets, net	191,712	197,996
Deferred tax asset	81,569	80,202
Other long-term assets	2,600	2,709
Total assets	$414,274	$413,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,173	$5,991
Accrued rebates, returns and discounts	52,313	49,426
Accrued liabilities	10,799	12,181
Long-term debt, current portion	470	470
Contingent consideration, current portion	24,458	26,300
Other current liabilities	332	948
Total current liabilities	94,545	95,316
Long-term debt	38,151	66,403
Contingent consideration	26,600	22,200
Other long-term liabilities	4,314	4,269
Total liabilities	163,610	188,188
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 55,661,866 and 48,319,838 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	5	5
Additional paid-in capital	573,744	545,321
Accumulated deficit	(323,085)	(319,601)
Total shareholders’ equity	250,664	225,725
Total liabilities and shareholders' equity	$414,274	$413,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product sales, net	$41,769	$35,546
Royalties and milestones	697	992
Total revenues	42,466	36,538
Costs and expenses:
Cost of sales	5,467	4,195
Selling, general and administrative expenses	16,904	10,638
Fair value of contingent consideration	9,167	1,645
Amortization of intangible assets	6,284	8,501
Total costs and expenses	37,822	24,979
Income from operations	4,644	11,559
Other (expense) income:
Debt-related expenses	(9,918)	—
Interest expense	(1,122)	(2,327)
Other gain	802	545
Total other expense	(10,238)	(1,782)
Net (loss) income before income taxes	(5,594)	9,777
Income tax benefit (expense)	2,110	(713)
Net (loss) income and comprehensive (loss) income	$(3,484)	$9,064

Basic net (loss) income per share	$(0.07)	$0.20
Diluted net (loss) income per share	$(0.07)	$0.20
Shares used in computing basic net (loss) income per share	51,005	45,204
Shares used in computing diluted net (loss) income per share	51,005	46,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2022	48,320	$5	$545,321	$(319,601)	$225,725
Induced exchange of convertible notes (See Note 9)	6,990	—	26,699	—	26,699
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	352	—	(722)	—	(722)
Stock-based compensation	—	—	2,446	—	2,446
Net loss and comprehensive loss	—	—	—	(3,484)	(3,484)
Balances at March 31, 2023	55,662	$5	$573,744	$(323,085)	$250,664

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2021	44,640	$4	$531,636	$(429,226)	$102,414
Issuance of common stock in conjunction with vesting of restricted stock units, net of employee's withholding liability	307	—	(598)	—	(598)
Issuance of common stock upon exercise of warrant	388	—	—	—	—
Stock-based compensation	—	—	982	—	982
Net income and comprehensive income	—	—	—	9,064	9,064
Balances at March 31, 2022	45,335	$4	$532,020	$(420,162)	$111,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net (loss) income	$(3,484)	$9,064
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	6,484	8,699
Amortization of debt issuance costs and Royalty Rights	147	28
Recurring fair value measurements of assets and liabilities	9,167	1,645
Debt-related expenses	9,918	—
Provisions for inventory and other assets	1,072	31
Stock-based compensation	2,446	982
Deferred income taxes	(1,367)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,109)	(4,561)
Inventories	(3,602)	(2,022)
Prepaid and other assets	1,824	9,845
Accounts payable and other accrued liabilities	(290)	(1,511)
Accrued rebates, returns and discounts	2,887	2,926
Interest payable	(1,376)	2,300
Net cash provided by operating activities	22,717	27,426
Investing Activities
Purchase of Sympazan	(105)	—
Purchase of Otrexup	—	(404)
Net cash used in investing activities	(105)	(404)
Financing Activities
Payment in settlement of convertible debt inducement	(10,500)	—
Payment of direct transaction costs related to convertible debt inducement	(1,119)	—
Payment of contingent consideration	(6,609)	(1,845)
Payment of taxes related to net share settlement of equity awards	(722)	(598)
Net cash used in financing activities	(18,950)	(2,443)
Net increase in cash and cash equivalents	3,662	24,579
Cash and cash equivalents at beginning of year	64,941	36,810
Cash and cash equivalents at end of period	$68,603	$61,389

Supplemental Disclosure of Cash Flow Information
Net cash paid (refunded) for income taxes	$29	$(8,360)
Cash paid for interest	$2,351	$—

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

Basis of Presentation

The unaudited condensed consolidated financial statements of Assertio Holdings, Inc. and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022 included in Assertio Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on March 8, 2023 (the “2022 Form 10-K”). The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited financial statements at that date, as filed in the Company’s 2022 Form 10-K.

NOTE 2. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Product sales, net:
INDOCIN products	$30,346	$21,357
Otrexup	2,822	3,078
Sympazan	2,502	—
SPRIX	1,889	1,766
CAMBIA	2,264	5,473
Zipsor	1,150	2,228
Other products	796	1,644
Total product sales, net	41,769	35,546
Royalties and milestone revenue	697	992
Total revenues	$42,466	$36,538
Product Sales, net:

For the three months ended March 31, 2023 and 2022, product sales primarily consisted of sales from INDOCIN products, Otrexup, SPRIX and CAMBIA. The Company acquired Sympazan and began shipping and recognizing its product sales in October 2022.

Other product sales for the three months ended March 31, 2023 primarily include product sales for non-promoted products (OXAYDO). The Company ceased SOLUMATRIX sales beginning in July 2022.
Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement granting the counterparty the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $0.5 million for each of the three months ended March 31, 2023 and 2022.
The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers in Other current liabilities in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, contract liabilities were zero and $0.2 million, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million and $0.5 million, respectively, as Milestone revenue associated with the completion of certain service milestones.
NOTE 3. ACCOUNTS RECEIVABLES, NET

As of March 31, 2023 and December 31, 2022, accounts receivable, net, of $46.5 million and $45.4 million, respectively, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $1.0 million and $0.9 million, respectively.

NOTE 4.  INVENTORIES, NET

The following table reflects the components of inventory, net as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$921	$1,367
Work-in-process	1,677	2,735
Finished goods	13,628	9,594
Total Inventories, net	$16,226	$13,696

The Company writes down the value of inventory for potentially excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of March 31, 2023 and December 31, 2022, the Company recorded inventory write-downs of $2.4 million and $2.8 million, respectively.

NOTE 5. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Furniture and office equipment	$1,708	$1,712
Laboratory equipment	20	20
Leasehold improvements	2,945	2,945
	4,673	4,677
Less: Accumulated depreciation	(4,129)	(3,933)
Property and equipment, net	$544	$744

Depreciation expense was $0.2 million for each of the three months ended March 31, 2023 and 2022. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income.

NOTE 6.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

		March 31, 2023			December 31, 2022
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Products rights:
INDOCIN	9.1	$154,100	$(36,705)	$117,395	$154,100	$(33,495)	$120,605
Otrexup	6.7	44,086	(6,888)	$37,198	44,086	(5,511)	38,575
Sympazan	11.6	14,550	(505)	$14,045	14,550	(202)	14,348
SPRIX	4.1	39,000	(15,926)	$23,074	39,000	(14,532)	24,468
Total Intangible Assets		$251,736	$(60,024)	$191,712	$251,736	$(53,740)	$197,996

Amortization expense was $6.3 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023 (remainder)	18,852
2024	25,136
2025	25,136
2026	25,136
2027	21,747
Thereafter	75,705
Total	$191,712
NOTE 7.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$107	$137
Prepaid asset and deposits	1,518	1,607
Other	975	965
Total other long-term assets	$2,600	$2,709

Other includes the Company’s investment in NES Therapeutic, Inc. (“NES”). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES. Pursuant the terms of the Note Agreement, the Company purchased a $3.0 million aggregate principal Convertible Secured Promissory Note (the “NES Note”) which accrues interest annually at a rate of 10% for total consideration of $3.0 million, with both the aggregate principal and accrued interest due at maturity on August 2, 2024. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) U.S. Food and Drug Administration (“FDA”) acceptance of the New Drug Application (“NDA”), (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES, as defined in the Note Agreement. This investment is accounted as a long-term loan receivable and is valued at amortized cost. As of March 31, 2023 and December 31, 2022, the Company has assessed an estimated $3.5 million expected credit loss on its investment based on its evaluation of probability of default that exists. The expected credit loss recognized in each period represents the entire aggregate principal amount and outstanding interest incurred on the NES Note as of both March 31, 2023 and December 31, 2022.

NOTE 8.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$602	$3,117
Other accrued liabilities	9,587	6,561
Interest payable	217	1,593
Accrued royalties	393	910
Total accrued liabilities	$10,799	$12,181

NOTE 9.  DEBT

The following table reflects the Company’s debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
6.5% Convertible Senior Secured Notes due 2027	$40,000	$70,000
Royalty Rights obligation	470	470
Total principal amount	40,470	70,470
Plus: derivative liability for embedded conversion feature	252	252
Less: unamortized debt issuance costs	(2,101)	(3,849)
Carrying value	38,621	66,873
Less: current portion of long-term debt	(470)	(470)
Long-term debt, net	$38,151	$66,403

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

The Company used the net proceeds from the issuance of the 2027 Convertible Notes to repurchase $59.0 million aggregate principal amount of its outstanding 13% senior secured notes due 2024 assumed in accordance with the Zyla Merger (the “2024 Secured Notes”) and $3.0 million in associated interest payments pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the offering of the 2027 Convertible Notes.

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued in a partial settlement of the 2027 Convertible Notes (the “Exchanged Notes”). As a result of the Convertible Note Exchange, the Company recorded an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million, the total of which is reported in Debt-related expenses in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2023. The induced conversion expense represents the fair value of the consideration transferred in the Convertible Note Exchange in excess of the fair value of common stock issuable under the original terms of the 2027 Convertible Notes. Additionally, approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes were recognized as Additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets.

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

Pursuant to the terms of the Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of March 31, 2023.

The following table reflects the carrying balance of the 2027 Convertible Notes as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Principal balance	$40,000	$70,000
Derivative liability for embedded conversion feature	252	252
Unamortized debt issuance costs	(2,101)	(3,849)
Carrying balance	$38,151	$66,403

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method with an effective interest rate determined to be 7.8%. During the three months ended March 31, 2023, the Company amortized $0.1 million of the debt discount on the 2027 Convertible Notes, and $1.6 million of unamortized issuance costs related to the Exchanged Notes were recognized as Additional paid-in capital.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.3 million as of both March 31, 2023 and December 31, 2022, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. All of the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s financial statements.

Royalty Rights Obligation

In accordance with the Zyla Merger, the Company assumed a royalty rights agreement (the “Royalty Rights”) with each of the holders of its 2024 Secured Notes pursuant to which the Company agreed to pay an aggregate 1.5% royalty on Net Sales (as defined in the indenture governing the 2027 Secured Notes) through December 31, 2022. The Royalty Rights terminated on December 31, 2022 and the Company has no further Royalty Rights obligations on net sales subsequent to that date.

Interest Expense

Royalty Rights and debt issuance cost are amortized as interest expense using the effective interest method. The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest on 2027 Convertible Notes	$975	$—
Interest on 2024 Secured Notes	—	2,299
Amortization of Royalty Rights(1)	—	28
Amortization of debt issuance costs	147	—
Total interest expense	$1,122	$2,327
(1)As a result of the extinguishment of the Royalty Rights obligation in the fourth quarter of 2022, there will be no additional amortization expense recognized in future periods.

NOTE 10.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and options, as well as performance-based RSUs and options.

For the three months ending March 31, 2023 and 2022, stock-based compensation of $2.4 million and $1.0 million, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income.

During the three months ended March 31, 2023 the Company granted 0.5 million RSUs at a weighted-average fair market value of $5.15 per share, and 0.6 million options at a weighted-average fair market value of $4.39 per share.

NOTE 11.  LEASES

As of March 31, 2023, the Company has a non-cancelable operating lease for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). On May 1, 2023, the Company amended the Lake Forest Lease to reduce the size of leased premises and extend the term of the lease through December 31, 2030. In connection with the Zyla Merger, the Company assumed an operating lease for offices in Wayne, Pennsylvania, which terminated in February 2022.

Prior to the Company’s corporate headquarters relocation in 2018, the Company had leased its previous corporate office in Newark, California (the “Newark Lease”), which terminated at the end of November 2022. The Newark lease was partially subleased through the lease term of November 2022. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain in the Company’s Consolidated Statements of Comprehensive (Loss) Income. During the three months ended March 31, 2022, the Company recognized a gain of $0.6 million from the early termination and settlement of a Newark facility sublease.

The following table reflects lease expense and income for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
	Financial Statement Classification	2023	2022
Operating lease cost	Selling, general and administrative expenses	$39	$40
Operating lease cost	Other gain	—	148
Total lease cost		$39	$188

Sublease Income	Other gain	$—	$775
The following table reflects supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$104	$530
The following table reflects supplemental balance sheet information related to leases as of March 31, 2023 and December 31, 2022 (in thousands):

	Financial Statement Classification	March 31, 2023	December 31, 2022
Liabilities
Current operating lease liabilities	Other current liabilities	$306	$401
Total lease liabilities		$306	$401

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

General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with our involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of both March 31, 2023 and December 31, 2022, the Company had a legal contingency accrual of approximately $3.2 million. The Company continues to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20-25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Provisions for loss contingencies are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income and the related accruals are recorded in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

With respect to the California state court lawsuits, on November 24, 2021, the state court granted in part and denied in part a demurrer by the defendants in the Humana action. That case was consolidated in November 2022 with the HCSC action for pre-trial and trial purposes. These California state cases are now in the midst of discovery, and trial is scheduled for January 2024.

The Company intends to defend itself vigorously in the consolidated California state court lawsuits. A liability for this matter has been recorded in the financial statements.

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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (“MDL Court”) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings has also been named in six such cases. In April 2022, the Judicial Panel on Multi-District Litigation issued an order stating that it would no longer transfer new opioid cases to the MDL Court. Since that time, Assertio Therapeutics has been named in two federal lawsuits outside of the MDL Court (in the Northern District of Georgia, and Southern District of Florida, respectively). Plaintiffs may file additional lawsuits in which Assertio Therapeutics or Assertio Holdings may be named. Plaintiffs in the pending federal cases involving Assertio Therapeutics or Assertio Holdings include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

State Opioid Litigation

Related to the cases in the MDL Court noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Delaware, Missouri, Nevada, New York, Pennsylvania, Texas and Utah. Assertio Holdings is named as a defendant in one of these cases in Pennsylvania. Plaintiffs may file additional lawsuits in which Assertio Therapeutics or Assertio Holdings may be named. In the pending cases involving Assertio Therapeutics or Assertio Holdings, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. The state lawsuits in which Assertio Therapeutics or Assertio Holdings has been served are generally each at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

Insurance Litigation

On January 15, 2019, Assertio Therapeutics was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (“Navigators”) in the U.S. District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators was Assertio Therapeutics’ primary product liability insurer. Navigators was seeking declaratory judgment that opioid litigation claims noticed by Assertio Therapeutics (as further described above under “Multidistrict Opioid Litigation” and “State Opioid Litigation”) are not covered by Assertio Therapeutics’ life sciences liability policies with Navigators. On February 3, 2021, Assertio Therapeutics entered into a Confidential Settlement Agreement and Mutual Release with Navigators to resolve the declaratory judgment action and Assertio Therapeutics’ counterclaims. Pursuant to the Settlement Agreement, the parties settled and the coverage action was dismissed without prejudice.

During the first quarter of 2021, Assertio Therapeutics received $5.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021.

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

During the second quarter of 2022, Assertio Therapeutics received $2.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2022.

On April 1, 2022, Assertio Therapeutics filed a complaint for negligence and breach of fiduciary duty against its former insurance broker, Woodruff-Sawyer & Co. (“Woodruff”), in the Superior Court of the State of California for the County of Alameda (Case No. 22CV009380). Assertio Therapeutics is seeking to recover its damages caused by Woodruff’s negligence and breaches of its fiduciary duties in connection with negotiating and procuring products liability insurance coverage for Assertio Therapeutics. The parties are in discovery. Trial is set for February 2, 2024.

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

NOTE 13. SHAREHOLDERS EQUITY

Exchanged Convertible Notes

Related to the Convertible Note Exchange (see Note 9, Debt), the Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in the transactions. The Company did not receive any cash proceeds from the issuance of the shares of its common stock but recognized additional paid-in capital of $28.3 million during the three months ended March 31, 2023 related to the common stock share issuance, net of approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes.

At-The-Market Program

The Company is party to a sales agreement with Roth Capital Partners, LLC (“Roth”) as sales agent to sell shares of the Company’s common stock, from time to time, through an at-the-market (“ATM”) offering program having an aggregate offering price of up to $25.0 million. As a result of the issuance of the 2027 Convertible Notes (See Note 9, Debt), the Company has determined to suspend use of its ATM offering program. Prior to suspending the ATM offering program, 2,463,637 shares had been issued and settled at an average price of $3.02, through which the Company received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million.

Warrant Agreements

Upon the Zyla Merger, the Company assumed Zyla’s outstanding warrants which provided the holder the right to receive shares of the Company’s common stock. The warrants were exercisable at any time at an exercise price of $0.0016 per share, subject to certain ownership limitations including, with respect to Iroko Pharmaceuticals, Inc. and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months.

During the three months ended March 31, 2022, 0.4 million warrants were exercised, and 0.4 million of the Company’s common shares, were issued by the Company. Subsequent to these warrant exercises in the three months ended March 31, 2022, there were no outstanding warrants remaining.

NOTE 14.  NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period.

Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and convertible debt. For purposes of this calculation, stock-based awards and convertible debt are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented when the effect is dilutive. As a result, interest expense and any other income statement impact associated with the 2027 Convertible Notes, net of tax, is added back to net income used in the diluted earnings per share calculation. As the Company was in a net loss position for the three months ended March 31, 2023, the Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net (loss) income per share, because to do so would be anti-dilutive.

The following table reflects the calculation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022 (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic net (loss) income per share
Net (loss) income	$(3,484)	$9,064
Weighted-average common shares outstanding	51,005	45,204
Basic net (loss) income per share	$(0.07)	$0.20

Diluted net income per share
Net (loss) income	$(3,484)	$9,064
Weighted-average common shares and share equivalents outstanding	51,005	45,204
Add: effect of dilutive stock-based awards and equivalents	—	923
Denominator for diluted net (loss) income per share	51,005	46,127
Diluted net (loss) income per share	$(0.07)	$0.20

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net (loss) income per share, because to do so would be anti-dilutive, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Convertible notes	14,489	—
Stock-based awards and equivalents	8,271	1,215
Total potentially dilutive common shares	22,760	1,215

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

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	Cash and cash equivalents	$—	$8,973	$—	$8,973
U.S. Government agencies	Cash and cash equivalents	—	38,341	—	38,341
Money market funds	Cash and cash equivalents	15,982	—	—	15,982
Total		$15,982	$47,314	$—	$63,296
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$24,458	$24,458
Long-term contingent consideration	Contingent consideration	—	—	26,600	26,600
Derivative liability	Long-term debt	—	—	252	252
Total		$—	$—	$51,310	$51,310

December 31, 2022	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	Cash and cash equivalents	$—	$4,983	$—	$4,983
U.S. Treasuries	Cash and cash equivalents	—	3,981	—	3,981
U.S. Government agencies	Cash and cash equivalents	—	10,937	—	10,937
Money market funds	Cash and cash equivalents	38,478	—	—	38,478
Total		$38,478	$19,901	$—	$58,379
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$26,300	$26,300
Long-term contingent consideration	Contingent consideration	—	—	22,200	22,200
Derivative liability	Long-term debt	—	—	252	252
Total		$—	$—	$48,752	$48,752

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

Contingent Consideration Obligation
Pursuant to the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of March 31, 2023 and December 31, 2022, INDOCIN product contingent consideration was $51.1 million and $48.5 million, respectively, with $24.5 million and $26.3 million classified as short-term and $26.6 million and $22.2 million classified as long-term contingent consideration, respectively, in the Company’s Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2023 and 2022, the Company recognized an expense of $9.2 million and $1.6 million, respectively, for the change in fair value of contingent consideration, which was recognized in Fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of March 31, 2023 included revenue volatility of 40%, discount rate of 8.5%, credit spread of 4.2% and updated projections of future INDOCIN Product revenues.

The following table summarizes changes in fair value of the contingent consideration that is measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Fair value, beginning of the period	$48,500	$37,659
Change in fair value of contingent consideration recorded within costs and expenses	9,167	1,645
Cash payment related to contingent consideration	(6,609)	(1,845)
Fair value, end of the period	$51,058	$37,459

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities, including trade accounts receivable and accounts payable, are not remeasured to fair value, as the carrying cost of each approximates its fair value. On August 22, 2022, the Company issued the 2027 Convertible Notes. As of March 31, 2023, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $69.4 million, compared to a par value of $40.0 million. As of December 31, 2022, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $92.5 million, compared to a par value of $70.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of March 31, 2023 and December 31, 2022 based on a market approach which represents a Level 2 valuation.

NOTE 16.  INCOME TAXES

During the year ended December 31, 2022, the Company reversed a majority of its previously recorded valuation allowances against the net deferred tax asset (“DTA”). The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods. The Company continues to assess the realizability of its deferred tax assets on a quarterly basis. As part of its valuation allowance assessment, the Company primarily relied on its projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences. As of March 31, 2023, the Company estimates to retain $11.1 million of valuation allowance for the year ending December 31, 2023, because realization of the future benefits for the associated deferred tax assets is uncertain.

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $2.1 million. The difference between the income tax benefit of $2.1 million and the tax at the federal statutory rate of 21.0% to date on current year operations is principally due to state taxes, disallowed officer’s compensation, and capital expenses, offset by a partial reversal of previously recorded valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states, and the tax returns filed for the years 2007 through 2021 and the applicable statutes of limitation have not expired with respect to those returns. Because of NOLs and unutilized R&D credits, substantially all of the Company’s tax years remain open to examination. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of March 31, 2023, the Company did not have significant accrued interest and penalties associated with unrecognized tax benefits.

NOTE 17. SUBSEQUENT EVENTS

On April 25, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spectrum Pharmaceuticals, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products, in an all-stock and contingent value rights (“CVR”) transaction. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Assertio stockholders will own approximately 65% of the combined company, and Spectrum stockholders will own approximately 35% of the combined company, on a fully diluted basis.

Under the terms of the Merger Agreement, at closing, Spectrum stockholders will receive a fixed exchange ratio of 0.1783 shares of Assertio common stock for each share of Spectrum common stock they own, implying an upfront value of $1.14 per Spectrum share (approximately $248 million) based on Assertio’s stock price on April 24, 2023, and an initial 65% premium to Spectrum’s closing price on such date. Additionally, Spectrum stockholders will receive one CVR per Spectrum share entitling them to receive up to an additional $0.20 per share in total (approximately $43 million), payable in cash or stock at Assertio's election, for $1.34 (approximately $291 million), a total potential premium of 94%. Subject to adjustments, each CVR shall represent the right to receive $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025.

The Merger Agreement, which has been approved by the boards of directors of both companies, is expected to close in the third quarter of 2023, subject to approval by Assertio and Spectrum stockholders and the satisfaction of customary closing conditions.

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

INDOCIN® (indomethacin) Suppositories	A suppository and oral solution of indomethacin used both in hospitals and out-patient settings. Both products are nonsteroidal anti-inflammatory drug (NSAID), indicated for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing a prescription medicine, methotrexate. Otrexup is a folate analog metabolic inhibitor indicated for the:

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

On February 27, 2023, we completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued in a partial settlement of the 2027 Convertible Notes (the “Exchanged Notes”). Refer to Note 9 of the accompanying Condensed Consolidated Financial Statements for additional information on the 2027 Convertible Notes.

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

•the entry and sales of generics of our products (including the INDOCIN products which are not patent protected and may face generic competition at any time) and/or other products competitive with any of our products (including compounded indomethacin suppositories that a 503B compounder recently began selling in what we believe to be violation of certain provisions of the Food, Drug and Cosmetic Act and which compete with our INDOCIN suppositories);

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

This document also contains statements about our agreement and plan of merger with Spectrum Pharmaceuticals, Inc. (“Spectrum”), whereby we agreed to acquire Spectrum (the “Proposed Merger”). Many factors could cause actual results to differ materially from these forward-looking statements with respect to the Proposed Merger, including (1) the completion of the Proposed Merger on anticipated terms and timing, including obtaining shareholder approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the Proposed Merger; (2) the risk that the conditions to the closing of the Proposed Merger are not satisfied, including the risk that required approvals for the Proposed Merger from our or Spectrum’s stockholders are not obtained; (3) the occurrence of any event, change or other circumstances that either could give rise to the right of one or both of us or Spectrum to terminate the merger agreement; (4) the risk of litigation relating to the Proposed Merger; (5) uncertainties as to the timing of the consummation of the Proposed Merger and the ability of each party to consummate the Proposed Merger; (6) risks related to disruption of management time from ongoing business operations due to the Proposed Merger; (7) unexpected costs, charges or expenses resulting from the Proposed Merger; (8) our and Spectrum’s ability to retain and hire key personnel; (9) competitive responses to the Proposed Merger and the impact of competitive services; (10) certain restrictions during the pendency of the Proposed Merger that may impact our or Spectrum’s ability to pursue certain business opportunities or strategic transactions; (11) potential adverse changes to business relationships resulting from the announcement or completion of the Proposed Merger; (12) the combined company’s ability to achieve the growth prospects and synergies expected from the Proposed Merger, as well as delays, challenges and expenses associated with integrating the combined company’s existing businesses; (13) negative effects of this announcement or the consummation of the Proposed Merger on the market price of our or Spectrum’s common stock, credit ratings and operating results; and (14) legislative, regulatory and economic developments, including changing business conditions in the industries in which we and Spectrum operate. These risks, as well as other risks associated with the Proposed Merger, will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that will be filed with the U.S. Securities and Exchange Commission in connection with the Proposed Merger. While the list of factors presented here is, and the list of factors to be presented in the registration statement on Form S-4 are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023 (the “2022 Form 10-K”). Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgements and estimates since we filed our 2022 Form 10-K. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in our 2022 Form 10-K for further information.

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Product sales, net:
INDOCIN products	$30,346	$21,357
Otrexup	2,822	3,078
Sympazan	2,502	—
SPRIX	1,889	1,766
CAMBIA	2,264	5,473
Zipsor	1,150	2,228
Other products	796	1,644
Total product sales, net	41,769	35,546
Royalties and milestone revenue	697	992
Total revenues	$42,466	$36,538
Product sales, net
For the three months ended March 31, 2023, product sales primarily consisted of sales from INDOCIN products, Otrexup, Sympazan and CAMBIA. We acquired Sympazan and began shipping and recognizing its product sales in October 2022.
INDOCIN net product sales increased $9.0 million from $21.4 million for the three months ended March 31, 2022 to $30.3 million for the three months ended March 31, 2023, primarily due to favorable net pricing as a result of volume mix shift to more profitable channels.
Otrexup net product sales decreased $0.3 million from $3.1 million for the three months ended March 31, 2022 to $2.8 million for the three months ended March 31, 2023, primarily due to unfavorable payor mix.
SPRIX net product sales increased $0.1 million from $1.8 million for the three months ended March 31, 2022 to $1.9 million for the three months ended March 31, 2023, primarily due to higher volume and favorable payor mix.

CAMBIA net product sales decreased $3.2 million from $5.5 million for the three months ended March 31, 2022 to $2.3 million for the three months ended March 31, 2023, primarily due to lower volume as certain parties who previously entered into settlement agreements with us began to market generic versions of CAMBIA in 2023.
Zipsor net product sales decreased $1.1 million from $2.2 million for the three months ended March 31, 2022 to $1.2 million for the three months ended March 31, 2023, primarily due to lower volume, as certain parties who previously entered into settlement agreements with us began to market generic versions of Zipsor in 2022.
Other net product sales include product sales for non-promoted products (OXAYDO). We ceased SOLUMATRIX sales beginning in July 2022.
The increase in total product sales, net, for the three months ended March 31, 2023, also reflects a decrease year over year in the amounts charged as a reduction to revenue for sales and return allowances, discounts, chargebacks, and rebates, which is attributed to changes in product mix and, specifically, a higher concentration of INDOCIN Products that typically require lower levels of product sales allowances relative to our other products.

Royalties & Milestone revenue

In November 2010, we entered into a license agreement granting the counterparty the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. During each of the three months ended March 31, 2023 and 2022, we recognized $0.5 million of revenue related to CAMBIA in Canada.
During the three months ended March 31, 2023 and 2022, we recognized $0.2 million and $0.5 million, respectively, of Milestone revenue associated with the completion of certain service milestones.

Cost of Sales (excluding amortization of intangible assets)
Cost of sales increased $1.3 million from $4.2 million for the three months ended March 31, 2022 to $5.5 million for the three months ended March 31, 2023, primarily due to a $1.0 million charge for obsolete inventory and $0.6 million of additional cost of sales from Sympazan, which was acquired and began shipping in October 2022, partially offset by the impact of product mix.

For the three months ended March 31, 2023 and 2022, cost of sales included $0.2 million and $0.4 million, respectively, of amortization of inventory step-up related to acquired inventories sold.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $6.3 million from $10.6 million for the three months ended March 31, 2022 to $16.9 million for the three months ended March 31, 2023, primarily due to (i) an increase of $2.4 million related to costs, primarily legal and professional fees, associated with the pending merger with Spectrum Pharmaceuticals, Inc., which was announced on April 25, 2023 (see “Note 17 of the accompanying Condensed Consolidated Financial Statements), (ii) an increase of $1.5 million in stock-based compensation expense, (iii) $1.3 million of higher selling and marketing expenses for prior acquired products, and (iv) an $0.8 million increase in general operating expenses.

Fair value of contingent consideration

Fair value of contingent consideration increased $7.5 million from $1.6 million for the three months ended March 31, 2022 to $9.2 million for the three months ended March 31, 2023. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value resulting from changes in the underlying inputs being recognized in operating expenses until the contingent consideration arrangement is settled. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029, and discounted to present value. The significant assumptions used in the calculation of the fair value as of March 31, 2023 included revenue volatility of 40%, discount rate of 8.5%, credit spread of 4.2% and updated projections of future INDOCIN Product revenues.

Intangible Assets

The following table reflects amortization of intangible assets for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of intangible assets—INDOCIN	$3,210	$3,210
Amortization of intangible assets—Otrexup	1,377	1,377
Amortization of intangible assets—Sympazan	303	—
Amortization of intangible assets—SPRIX	1,394	1,394
Amortization of intangible assets—CAMBIA	—	1,988
Amortization of intangible assets—Zipsor	—	532
Total	$6,284	$8,501

Amortization expense decreased $2.2 million from $8.5 million for the three months ended March 31, 2022 to $6.3 million for the three months ended March 31, 2023, primarily due to the full amortization of CAMBIA intangible assets in the fourth quarter of 2022 and the full amortization of Zipsor intangible assets in the first quarter of 2022, partially offset by additional amortization of the Sympazan product rights acquired in October 2022.

Other (Expense) Income

The following table reflects other expense (income) for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Debt-related expenses	$(9,918)	$—
Interest expense	(1,122)	(2,327)
Other gain	802	545
Total other expense	$(10,238)	$(1,782)

Other expense increased by $8.5 million from $1.8 million for the three months ended March 31, 2022 to $10.2 million for the three months ended March 31, 2023, primarily due to debt-related expenses incurred in the current year, partially offset by lower interest expense and increase in other gain.

Debt-related expenses consist of an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million incurred as a result of the $30.0 million Convertible Note Exchange during the three months ended March 31, 2023, as described in Note 9 of the accompanying Condensed Consolidated Financial Statements.

The following table reflects interest expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest payable on 2027 Convertible Notes	$975	$—
Interest paid on 2024 Secured Notes	—	2,299
Amortization of Royalty Rights(1)	—	28
Amortization of debt issuance costs	147	—
Total interest expense	$1,122	$2,327
(1)As a result of the extinguishment of the Royalty Rights obligation during the fourth quarter of 2022, there will be no additional amortization expense recognized in future periods. Refer to Note 9 of the accompanying Condensed Consolidated Financial Statements for additional information on the Royalty Rights obligation.

For the three months ended March 31, 2023, total interest expense decreased $1.2 million from $2.3 million for the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023, primarily due to lower amounts of interest incurred on debt outstanding. On August 22, 2022, we issued $70.0 million in aggregate principal amount of 6.5% Convertible Senior Notes due 2027. We used the net proceeds from the 2027 Convertible Notes issuance to repurchase the remaining $59.0 million aggregate principal amount of our 2024 Secured Notes, which were outstanding during the three months ended March 31, 2022, and carried a higher interest rate.

For the three months ended March 31, 2023, other gain increased $0.3 million from $0.5 million for the three months ended March 31, 2022 to $0.8 million for the three months ended March 31, 2023, primarily due to higher interest income, partially offset by a gain of $0.6 million from the early termination and settlement of a Newark facility sublease during the three months ended March 31, 2022 not repeating.

Income Tax Provision

For the three months ended March 31, 2023, we recorded an income tax benefit of approximately $2.1 million, which represents an effective tax rate of 37.7%. The difference between income tax benefit of $2.1 million for the three months ended March 31, 2023, and tax at the federal statutory rate of 21.0% is principally due to state taxes, disallowed officer’s compensation, and capital expenses offset by a partial reversal of previously recorded valuation allowance.

In the three months ended March 31, 2022, we recorded an income tax expense of approximately $0.7 million, which represents an effective tax rate of 7.3%. The difference between income tax expense of $0.7 million for the three months ended March 31, 2022, and tax at the federal statutory rate of 21.0% was principally due to the partial release of valuation allowance related to the movement in deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically and through March 31, 2023, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On August 22, 2022, we issued $70.0 million aggregate principal amount of 2027 Convertible Notes which mature on September 1, 2027 and bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023. We used the net proceeds from the 2027 Convertible Notes to repurchase the remaining $59.0 million aggregate principal amount of our outstanding 2024 Secured Notes and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Notes. We expect to use the remaining net proceeds from the 2027 Convertible Notes for general corporate purposes.

On February 27, 2023, we completed the Convertible Note Exchange pursuant to which we exchanged $30.0 million principal amount of our 2027 Convertible Notes for 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash. As a result of the Convertible Note Exchange, we recorded a non-cash induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million. As a result of the Convertible Note Exchange, we expect our cash interest expense in future periods to decrease in accordance with the decrease in the aggregate principal amount of the 2027 Convertible Notes outstanding.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We are in compliance with our covenants with respect to the 2027 Convertible Notes as of March 31, 2023.

We are party to a sales agreement with Roth Capital Partners, LLC (“Roth”) as sales agent to sell shares of our common stock, from time to time, through an at-the-market (“ATM”) offering program having an aggregate offering price of up to $25.0 million. As a result of the issuance of the 2027 Convertible Notes, we suspended use of the ATM offering program. Prior to our suspension of the ATM offering program, 2,463,637 shares of our common stock had been issued and settled at an average price of $3.02, through which we received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million.

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
•declines in sales of our marketed products;
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

As previously disclosed, during the year ended December 31, 2022, a total of one million performance-based RSUs were granted to our executive officers under our 2014 Omnibus Incentive Plan, as amended. Upon vesting in the second quarter of 2023, our compensation committee may elect to settle all or a portion of the performance-based RSUs in cash based on their fair market value.

The following table reflects summarized cash flow activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2021
Net cash provided by operating activities	$22,717	$27,426
Net cash used in investing activities	(105)	(404)
Net cash used in financing activities	(18,950)	(2,443)
Net increase in cash and cash equivalents	$3,662	$24,579

Cash Flows from Operating Activities

Cash provided by operating activities was $22.7 million for the three months ended March 31, 2023 compared to $27.4 million in the same period in 2022, primarily due to unfavorable working capital cash flows compared to last year, partially offset by higher net income excluding non-cash items.

For the three months ended March 31, 2023, net loss was $3.5 million compared to net income of $9.1 million for the same period in 2022. For the three months ended March 31, 2023, adjustments for non-cash items contributed approximately $16.5 million more to operating cash flows compared to the same period in 2022, primarily due to debt-related expenses and higher expense for recurring fair value measurement of contingent consideration. For the three months ended March 31, 2023, net working capital cash used in operations of approximately $1.7 million was $8.6 million lower than net working capital cash generated by operations of approximately $7.0 million in the same period in 2022, primarily due to receipt of $8.3 million one-time tax refund in the first quarter of 2022, partially offset by increased cash used for inventory due to the timing of purchases and receipts.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended months ended March 31, 2023 was $0.1 million, which was entirely composed of cash paid for the transaction costs incurred with the acquisition of Sympazan. Cash used in investing activities for the three months ended March 31, 2022 was $0.4 million, which was entirely composed of cash paid for the transaction costs incurred with the acquisition of Otrexup.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2023 was $19.0 million, which primarily consisted of (i) $10.5 million in cash payments and $1.1 million of direct transaction cost payments made in connection with the Convertible Note Exchange, (ii) a $6.6 million payment for contingent consideration, and (iii) cash used for employees’ withholding tax liability on stock award releases. Cash used in financing activities for the three months ended March 31, 2022 was $2.4 million, which primarily consisted of a $1.8 million payment for contingent consideration and cash used for employees’ withholding tax liability on stock award releases.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligation, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and a non-cancelable lease for our office space. There were no material changes to our material cash requirements from contractual or other obligations outside the ordinary course of business or due to other factors since our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item 3.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 12. Commitments and Contingencies - Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to other information in this report, the following risk factor, together with the risks and uncertainties referenced above, should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above, including those set forth below, are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

Our ability to complete the pending merger with Spectrum Pharmaceuticals, Inc. (“Spectrum”) is subject to closing conditions, including approval by our and Spectrum’s stockholders and the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the merger to be delayed or not completed.

On April 24, 2023, we entered into an agreement and plan of merger (the “Merger Agreement”) with Spectrum, whereby we agreed to acquire Spectrum (the “Proposed Merger”). The Proposed Merger is subject to a number of closing conditions as specified in the Merger Agreement. These include, among others, issuing shares of our common stock to Spectrum stockholders, approval by our and Spectrum’s stockholders, the receipt of approvals under certain competition laws and the absence of governmental restraints or prohibitions preventing the consummation of the Proposed Merger. No assurance can be given that the required consents and approvals will be obtained or that the closing conditions will be satisfied in a timely manner or at all. Any delay in completing the Proposed Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve. In addition, we can provide no assurance that these conditions will not result in the delay or abandonment of the Proposed Merger. The occurrence of any of these events could have a material adverse effect on our results of operations and the trading price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	5,368	$4.13	N/A	N/A
February 1, 2023 - February 28, 2023	153,937	$4.44	N/A	N/A
March 1, 2023- March 31, 2023	2,893	$6.21	N/A	N/A
Total	162,198	$4.45
(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 3. EXHIBITS

10.1	Form of Convertible Notes Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2023)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________
(*)    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2023	ASSERTIO HOLDINGS, INC.

/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

/s/ Paul Schwichtenberg
Paul Schwichtenberg
Senior Vice President and Chief Financial Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Accounting Officer