Form 10-Q
period 2023-06-30
Assertio Holdings, Inc.
filed 2023-08-09
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2023 was 56,516,661. Amount excludes shares of the registrant’s Common Stock issued as a result of the acquisition of Spectrum Pharmaceuticals, Inc., which closed on July 31, 2023 (refer to Note 17 to the Condensed Consolidated Financial Statements included herein).

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$70,175	$64,941
Accounts receivable, net	41,608	45,357
Inventories, net	18,817	13,696
Prepaid and other current assets	2,949	8,268
Total current assets	133,549	132,262
Property and equipment, net	877	744
Intangible assets, net	185,428	197,996
Deferred tax asset	81,587	80,202
Other long-term assets	3,738	2,709
Total assets	$405,179	$413,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,182	$5,991
Accrued rebates, returns and discounts	42,857	49,426
Accrued liabilities	10,283	12,181
Long-term debt, current portion	—	470
Contingent consideration, current portion	14,900	26,300
Other current liabilities	256	948
Total current liabilities	79,478	95,316
Long-term debt	38,251	66,403
Contingent consideration	27,600	22,200
Other long-term liabilities	5,579	4,269
Total liabilities	150,908	188,188
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 56,512,962 and 48,319,838 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	5	5
Additional paid-in capital	568,881	545,321
Accumulated deficit	(314,615)	(319,601)
Total shareholders’ equity	254,271	225,725
Total liabilities and shareholders' equity	$405,179	$413,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$40,083	$35,430	$81,852	$70,977
Royalties and milestones	723	451	1,420	1,443
Other revenue	185	(750)	185	(750)
Total revenues	40,991	35,131	83,457	71,670
Costs and expenses:
Cost of sales	4,772	4,528	10,239	8,723
Research and development expenses	503	—	503	—
Selling, general and administrative expenses	16,771	10,543	33,675	21,184
Change in fair value of contingent consideration	241	1,300	9,408	2,945
Amortization of intangible assets	6,284	7,969	12,568	16,469
Total costs and expenses	28,571	24,340	66,393	49,321
Income from operations	12,420	10,791	17,064	22,349
Other (expense) income:
Debt-related expenses	—	—	(9,918)	—
Interest expense	(751)	(2,269)	(1,873)	(4,596)
Other gain (loss)	661	(95)	1,463	451
Total other expense	(90)	(2,364)	(10,328)	(4,145)
Net income before income taxes	12,330	8,427	6,736	18,204
Income tax expense	(3,860)	(593)	(1,750)	(1,306)
Net income and comprehensive income	$8,470	$7,834	$4,986	$16,898

Basic net income per share	$0.15	$0.17	$0.09	$0.37
Diluted net income per share	$0.13	$0.16	$0.09	$0.36
Shares used in computing basic net income per share	56,142	46,274	53,588	45,746
Shares used in computing diluted net income per share	70,144	47,579	58,010	46,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at March 31, 2023	55,662	$5	$573,744	$(323,085)	$250,664
Issuance of common stock upon exercise of options	110	—	157	—	157
Common stock issuance and other impacts of the vesting and settlement of equity awards	741	—	(7,225)	—	(7,225)
Stock-based compensation	—	—	2,205	—	2,205
Net income and comprehensive income	—	—	—	8,470	8,470
Balances at June 30, 2023	56,513	$5	$568,881	$(314,615)	$254,271

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at March 31, 2022	45,335	$4	$532,020	$(420,162)	$111,862
Issuance of common stock in connection with at-the-market program	2,464	1	7,019	—	7,020
Common stock issuance and other impacts of the vesting and settlement of equity awards	373	—	(81)	—	(81)
Stock-based compensation	—	—	1,734	—	1,734
Net income and comprehensive income	—	—	—	7,834	7,834
Balances at June 30, 2022	48,172	$5	$540,692	$(412,328)	$128,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2022	48,320	$5	$545,321	$(319,601)	$225,725
Issuance of common stock upon exercise of options	110	—	157	—	157
Induced exchange of convertible notes - (See Note 13)	6,990	—	26,699	—	26,699
Common stock issuance and other impacts of the vesting and settlement of equity awards	1,093	—	(7,947)	—	(7,947)
Stock-based compensation	—	—	4,651	—	4,651
Net income and comprehensive income	—	—	—	4,986	4,986
Balances at June 30, 2023	56,513	$5	$568,881	$(314,615)	$254,271

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2021	44,640	$4	$531,636	$(429,226)	$102,414
Common stock issuance and other impacts of the vesting and settlement of equity awards	680	—	(679)	—	(679)
Issuance of common stock in connection with at-the-market program	2,464	1	7,019	—	7,020
Issuance of common stock upon exercise of warrant	388	—	—	—	—
Stock-based compensation	—	—	2,716	—	2,716
Net income and comprehensive income	—	—	—	16,898	16,898
Balances at June 30, 2022	48,172	$5	$540,692	$(412,328)	$128,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$4,986	$16,898
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,964	16,863
Amortization of debt issuance costs and Royalty Rights	248	48
Recurring fair value measurements of assets and liabilities	9,408	2,945
Debt-related expenses	9,918	—
Provisions for inventory and other assets	1,390	259
Stock-based compensation	4,651	2,716
Deferred income taxes	(1,385)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	3,749	(4,176)
Inventories	(6,511)	(5,029)
Prepaid and other assets	4,289	12,108
Accounts payable and other accrued liabilities	4,906	(245)
Accrued rebates, returns and discounts	(6,569)	(331)
Interest payable	(726)	(200)
Net cash provided by operating activities	41,318	41,856
Investing Activities
Purchases of property and equipment	(528)	—
Purchase of Sympazan	(280)	—
Purchase of Otrexup	—	(16,518)
Net cash used in investing activities	(808)	(16,518)
Financing Activities
Payments in connection with 2027 Convertible Notes	(10,500)	—
Payment of direct transaction costs related to convertible debt inducement	(1,119)	—
Payment in connection with 2024 Senior Notes	—	(11,750)
Payment of contingent consideration	(15,408)	(3,845)
Payment of Royalty Rights	(459)	(630)
Proceeds from issuance of common stock	—	7,020
Proceeds from exercise of stock options	157	—
Payments related to the vesting and settlement of equity awards	(7,947)	(679)
Net cash used in financing activities	(35,276)	(9,884)
Net increase in cash and cash equivalents	5,234	15,454
Cash and cash equivalents at beginning of year	64,941	36,810
Cash and cash equivalents at end of period	$70,175	$52,264

Supplemental Disclosure of Cash Flow Information
Net cash paid (refunded) for income taxes	$2,295	$(8,360)
Cash paid for interest	$2,351	$4,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization

Assertio Holdings, Inc., or the Company, is a specialty pharmaceutical company offering differentiated products to patients utilizing a non-personal promotional model. The Company’s primary marketed products include INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, Otrexup® (methotrexate) injection for subcutaneous use, Sympazan® (clobazam) oral film, SPRIX® (ketorolac tromethamine) Nasal Spray, CAMBIA® (diclofenac potassium for oral solution), and Zipsor® (diclofenac potassium) Liquid filled capsules. Other commercially available products include OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries.

On April 24, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spectrum Pharmaceuticals, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products, to acquire Spectrum. On July 31, 2023 (the “Effective Date”), the Company completed the acquisition of Spectrum pursuant to the Merger Agreement (the “Spectrum Merger”). Refer to Note 17, Subsequent Events, for additional information.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023 or future operating periods.

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

NOTE 2. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales, net:
INDOCIN products	$28,075	$22,841	$58,421	$44,197
Otrexup	3,594	2,616	6,416	5,694
Sympazan	2,627	—	5,129	—
SPRIX	2,373	2,216	4,262	3,982
CAMBIA	1,805	6,183	4,069	11,656
Zipsor	1,004	216	2,154	2,445
Other products	605	1,358	1,401	3,003
Total product sales, net	40,083	35,430	81,852	70,977
Royalties and milestone revenue	723	451	1,420	1,443
Other revenue	185	(750)	185	(750)
Total revenues	$40,991	$35,131	$83,457	$71,670
Product Sales, net

For the three and six months ended June 30, 2023 and 2022, product sales primarily consisted of sales from INDOCIN products, Otrexup, Sympazan, SPRIX, and CAMBIA. The Company acquired Sympazan and began shipping and recognizing its product sales in October 2022.

Other product sales for the three and six months ended June 30, 2023 primarily include product sales for non-promoted products (OXAYDO). The Company ceased SOLUMATRIX sales beginning in July 2022.
Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement granting the counterparty the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $0.4 million and $1.0 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively.
The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers in Other current liabilities in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, contract liabilities were zero and $0.2 million, respectively. The Company recognized Milestone revenue associated with the completion of certain service milestones of $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.5 million for the six months ended June 30, 2022. The Company recognized no Milestone revenue for the three months ended June 30, 2022.
Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross to-net sales allowances) and can result in reductions or an increase to total revenue during the period.

NOTE 3. ACCOUNTS RECEIVABLES, NET

As of June 30, 2023 and December 31, 2022, accounts receivable, net, of $41.6 million and $45.4 million, respectively, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $0.8 million and $0.9 million, respectively.
NOTE 4.  INVENTORIES, NET

The following table reflects the components of inventory, net as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$717	$1,367
Work-in-process	1,843	2,735
Finished goods	16,257	9,594
Total Inventories, net	$18,817	$13,696

The Company writes down the value of inventory for potentially excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of June 30, 2023 and December 31, 2022, the Company recorded inventory write-downs of $2.2 million and $2.8 million, respectively.

NOTE 5. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Furniture and office equipment	$1,708	$1,712
Laboratory equipment	20	20
Leasehold improvements	2,945	2,945
Construction in progress	528	—
	5,201	4,677
Less: Accumulated depreciation	(4,324)	(3,933)
Property and equipment, net	$877	$744

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for three and six months ended June 30, 2022, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income.

NOTE 6.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		June 30, 2023			December 31, 2022
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Products rights:
INDOCIN	8.9	$154,100	$(39,916)	$114,184	$154,100	$(33,495)	$120,605
Otrexup	6.5	44,086	(8,266)	35,820	44,086	(5,511)	38,575
Sympazan	11.3	14,550	(808)	13,742	14,550	(202)	14,348
SPRIX	3.9	39,000	(17,318)	21,682	39,000	(14,532)	24,468
Total Intangible Assets		$251,736	$(66,308)	$185,428	$251,736	$(53,740)	$197,996

Amortization expense was $6.3 million and $12.6 million for the three and six months ended June 30, 2023, respectively, and $8.0 million and $16.5 million for three and six months ended June 30, 2022, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023 (remainder)	12,568
2024	25,136
2025	25,136
2026	25,136
2027	21,747
Thereafter	75,705
Total	$185,428
NOTE 7.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$1,329	$137
Prepaid asset and deposits	1,429	1,607
Other	980	965
Total other long-term assets	$3,738	$2,709

Other includes the Company’s investment in NES Therapeutic, Inc. (“NES”). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES. Pursuant the terms of the Note Agreement, the Company purchased a $3.0 million aggregate principal Convertible Secured Promissory Note (the “NES Note”) which accrues interest annually at a rate of 10% for total consideration of $3.0 million, with both the aggregate principal and accrued interest due at maturity on August 2, 2024. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) U.S. Food and Drug Administration (“FDA”) acceptance of the New Drug Application (“NDA”), (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES, as defined in the Note Agreement. The Company’s investment in the NES Note is accounted as a long-term loan receivable and is valued at amortized cost. As of both June 30, 2023 and December 31, 2022, the Company has assessed an estimated $3.5 million expected credit loss reserve on its investment based on its evaluation of probability of default that exists. The expected credit loss reserve recognized in each period represents the entire aggregate principal amount and outstanding interest incurred on the NES Note as of both June 30, 2023 and December 31, 2022.

NOTE 8.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$1,115	$3,117
Other accrued liabilities	7,609	6,561
Interest payable	867	1,593
Accrued royalties	692	910
Total accrued liabilities	$10,283	$12,181

NOTE 9.  DEBT

The following table reflects the Company’s debt as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
6.5% Convertible Senior Secured Notes due 2027	$40,000	$70,000
Royalty Rights obligation	—	470
Total principal amount	40,000	70,470
Plus: derivative liability for embedded conversion feature	252	252
Less: unamortized debt issuance costs	(2,001)	(3,849)
Carrying value	38,251	66,873
Less: current portion of long-term debt	—	(470)
Long-term debt, net	$38,251	$66,403

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

The Company used the net proceeds from the issuance of the 2027 Convertible Notes to repurchase $59.0 million aggregate principal amount of its outstanding 13% senior secured notes due 2024 (the “2024 Secured Notes”) assumed in accordance with the Company’s merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”) and $3.0 million in associated interest payments pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the offering of the 2027 Convertible Notes.

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued in a partial settlement of the 2027 Convertible Notes (the “Exchanged Notes”). As a result of the Convertible Note Exchange in the first quarter of 2023, the Company recorded an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million, the total of which is reported in Debt-related expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2023. The induced conversion expense represents the fair value of the consideration transferred in the Convertible Note Exchange in excess of the fair value of common stock issuable under the original terms of the 2027 Convertible Notes. Additionally, approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes were recognized as Additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets for the six months ended June 30, 2023.

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

Pursuant to the terms of the Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of June 30, 2023.

The following table reflects the carrying balance of the 2027 Convertible Notes as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Principal balance	$40,000	$70,000
Derivative liability for embedded conversion feature	252	252
Unamortized debt issuance costs	(2,001)	(3,849)
Carrying balance	$38,251	$66,403

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method with an effective interest rate determined to be 7.8%. During the three and six months ended June 30, 2023, the Company amortized $0.1 million and $0.2 million, respectively, of the debt discount on the 2027 Convertible Notes. During the six months ended June 30, 2023, $1.6 million of unamortized issuance costs related to the Exchanged Notes were recognized as Additional paid-in capital.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.3 million as of both June 30, 2023 and December 31, 2022, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. All of the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s financial statements.

Royalty Rights Obligation

In accordance with the Zyla Merger, the Company assumed a royalty rights agreement (the “Royalty Rights”) with each of the holders of its 2024 Secured Notes pursuant to which the Company agreed to pay an aggregate 1.5% royalty on Net Sales (as defined in the indenture governing the 2027 Secured Notes) through December 31, 2022. The Royalty Rights terminated on December 31, 2022, and the Company paid in cash its remaining Royalty Rights obligations during the second quarter of 2023.

Interest Expense

Royalty Rights and debt issuance cost are amortized as interest expense using the effective interest method. The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest on 2027 Convertible Notes	$650	$—	$1,625	$—
Interest on 2024 Secured Notes	—	2,248	—	4,548
Amortization of Royalty Rights(1)	—	21	—	48
Amortization of debt issuance costs	101	—	248	—
Total interest expense	$751	$2,269	$1,873	$4,596
(1)As a result of the extinguishment of the Royalty Rights obligation in the fourth quarter of 2022, there will be no additional amortization expense recognized in future periods.

NOTE 10.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and options, as well as performance-based RSUs and options.

Stock-based compensation of $2.2 million and $4.7 million, respectively, for the three and six months ending June 30, 2023, and $1.7 million and $2.7 million, respectively, for the three and six months ended June 30, 2022, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income.

During the six months ended June 30, 2023 the Company granted 0.7 million RSUs at a weighted-average fair market value of $5.64 per share, and 0.6 million options at a weighted-average fair market value of $4.49 per share.

As previously disclosed, in the three months ended June 30, 2022, the Company granted a total of 1.0 million market-based performance RSUs (“performance RSUs”) to executive officers under the Company’s Amended and Restated 2014 Omnibus Incentive Plan. At the grant date, the weighted-average fair value of the performance RSUs was determined using a Monte Carlo simulation model to be $2.24 per performance RSU. The market-based conditions of the performance RSUs were achieved in the first quarter of 2023. Then, upon vesting of the performance RSUs in the second quarter of 2023, the compensation committee of the Company’s board of directors elected, under the terms of the performance RSU grants, to settle approximately 0.3 million of the performance RSUs in cash based on their fair market value on the vesting date, and settle 0.2 million of the performance RSUs in shares of the Company’s common stock. Approximately 0.5 million of the performance RSUs were withheld to settle the employees’ tax liability.

Approximately $2.6 million was paid by the Company to cash settle the performance RSUs and $3.4 million was paid by the Company to settle the employee’s tax liability, which are included in both Common stock issuance and other impacts of the vesting and settlement of equity awards in the Company’s Condensed Consolidated Statements of Shareholders’ Equity, and Payments related to the vesting and settlement of equity awards in the Company’s Condensed Consolidated Statements of Cash Flows.

NOTE 11.  LEASES

As of June 30, 2023, the Company has a non-cancelable operating lease for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). On May 1, 2023, the Company amended the Lake Forest Lease to reduce the size of leased premises and extend the term of the lease through December 31, 2030. In conjunction with the amendment of the Lake Forest Lease on May 1, 2023, the Company recognized an increase to both operating right-of-use asset and noncurrent operating lease liability of approximately $1.3 million, calculated using a discount rate of 7.41%.

Prior to the Company’s corporate headquarters relocation in 2018, the Company had leased its previous corporate office in Newark, California (the “Newark Lease”), which terminated at the end of November 2022. The Newark lease was partially subleased through the lease term of November 2022. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain in the Company’s Condensed Consolidated Statements of Comprehensive Income.

Sublease income for the six months ended June 30, 2022 includes a gain of $0.6 million from the early termination and settlement of a Newark facility sublease during the first quarter of 2022.

The following table reflects lease expense and income for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2023	2022	2023	2022
Operating lease cost	Selling, general and administrative expenses	$57	$39	$96	$79
Operating lease cost	Other gain (loss)	—	148	—	296
Total lease cost		$57	$187	$96	$375

Sublease Income	Other gain (loss)	$—	$168	$—	$943
The following table reflects supplemental cash flow information related to leases for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$104	$530	$208	$1,060
The following table reflects supplemental balance sheet information related to leases as of June 30, 2023 and December 31, 2022 (in thousands):

	Financial Statement Classification	June 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other long-term assets	$1,329	$137
Liabilities
Current operating lease liabilities	Other current liabilities	$229	$401
Noncurrent operating lease liabilities	Other long-term liabilities	1,251	—
Total lease liabilities		$1,480	$401

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Jubilant HollisterStier Manufacturing and Supply Agreement

Pursuant to the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Jubilant HollisterStier Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Jubilant HollisterStier Agreement, JHS is responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX. The Company agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Jubilant HollisterStier Agreement. Total commitments to JHS through the remainder of 2023 are approximately $1.0 million.

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

General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with our involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of both June 30, 2023 and December 31, 2022, the Company had a legal contingency accrual of approximately $3.2 million. The Company continues to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Provisions for loss contingencies are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income and the related accruals are recorded in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

On July 31, 2023, the Company announced the completion of its acquisition of Spectrum (See Note 17, Subsequent Events). In connection with the purchase accounting process, the Company will be assessing the financial impact of Spectrum’s pending legal proceedings.

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

Glumetza Antitrust Litigation
Antitrust class actions and related direct antitrust actions were filed in the U.S. District Court for the Northern District of California against the Company and several other defendants relating to our former drug Glumetza®. The plaintiffs sought to represent a putative class of direct purchasers of Glumetza. In addition, several retailers, including CVS Pharmacy, Inc., Rite Aid Corporation, Walgreen Co., the Kroger Co., the Albertsons Companies, Inc., H-E-B, L.P., and Hy-Vee, Inc. (the “Retailer Plaintiffs”), filed substantially similar direct purchaser antitrust claims in the same District Court.

On July 30, 2020, Humana Inc. (“Humana”) also filed a complaint against the Company and several other defendants in the U.S. District court for the Northern District of California alleging similar claims related to Glumetza. The claims asserted by Humana in its federal case were ultimately withdrawn, and analogous claims were instead asserted by Humana in an action it filed in the California Superior Court of Alameda on February 8, 2021, and subsequently amended in September 2021. Additionally, on April 5, 2022, Health Care Service Corporation (“HCSC”) filed a complaint against the Company and the same other defendants in the California Superior Court of Alameda alleging similar claims related to Glumetza.

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

On September 14, 2021, the Retailer Plaintiffs voluntarily dismissed all claims against the Company pursuant to a settlement agreement with the Company in return for $3.15 million. On February 3, 2022, the District Court issued its final order approving a settlement of the direct purchaser class plaintiffs’ claims against the Company in return for $3.85 million.

With respect to the California state court lawsuits, on November 24, 2021, the state court granted in part and denied in part a demurrer by the defendants in the Humana action. That case was consolidated in November 2022 with the HCSC action for pre-trial and trial purposes. On July 5, 2023, the state court denied a motion for judgment on the pleadings filed by the defendants in the Humana action. These California state cases are now in the midst of discovery, and trial is scheduled for 2024.

The Company intends to defend itself vigorously in the consolidated California state court lawsuits. A liability for this matter has been recorded in the financial statements.

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, Assertio Therapeutics received a letter from then-Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Since 2017, Assertio Therapeutics has received and responded to subpoenas from the U.S. Department of Justice (“DOJ”) seeking documents and information regarding its historical sales and marketing of opioid products. Assertio Therapeutics has also received and responded to subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding Assertio Therapeutics’ historical sales and marketing of opioid products. In addition, Assertio Therapeutics received and responded to a subpoena from the State of California Department of Insurance (“CDI”) seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also seeks information on Gralise, a non-opioid product formerly in Assertio Therapeutics’ portfolio. In addition, Assertio Therapeutics received and responded to a subpoena from the New York Department of Financial Services seeking information relating to its historical sales and marketing of opioid products. The Company has also received a subpoena from the New York Attorney General, pursuant to which the New York Attorney General is seeking information concerning the sales and marketing of opioid products (Lazanda, NUCYNTA, NUCYNTA ER, and OXAYDO) by Assertio Therapeutics and Zyla. The Company also from time to time receives and responds to subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. The Company is cooperating with the foregoing governmental investigations and inquiries.

In July 2022, the Company became aware that the DOJ issued a press release stating that it had settled claims against a physician whom the DOJ alleged had received payments for paid speaking and consulting work from two pharmaceutical companies, including Depomed, Inc. (“Depomed,” now known as Assertio Therapeutics), in exchange for prescribing certain of the companies’ respective products. As part of the settlement, the physician did not admit liability for such claims and the press release stated that there has been no determination of any liability for such claims. The Company denies any wrongdoing and disputes DOJ’s characterization of the payments from Depomed.

Multidistrict and Other Federal Opioid Litigation
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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (“MDL Court”) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings has also been named in six such cases. In April 2022, the Judicial Panel on Multi-District Litigation issued an order stating that it would no longer transfer new opioid cases to the MDL Court. Since that time, Assertio Therapeutics has been named in lawsuits pending in federal courts outside of the MDL Court (in Georgia, Florida and New York). Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the pending federal cases involving Assertio Therapeutics or Assertio Holdings include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

State Opioid Litigation

Related to the federal cases noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Delaware, Missouri, Nevada, Pennsylvania, Texas and Utah. Assertio Holdings is named as a defendant in one of these cases in Pennsylvania. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving Assertio Therapeutics or Assertio Holdings, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. The state lawsuits in which Assertio Therapeutics or Assertio Holdings has been served are generally each at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

Insurance Litigation

On January 15, 2019, Assertio Therapeutics was named as a defendant in a declaratory judgment action filed by Navigators Specialty Insurance Company (“Navigators”) in the U.S. District Court for the Northern District of California (Case No. 3:19-cv-255). Navigators was Assertio Therapeutics’ primary product liability insurer. Navigators was seeking declaratory judgment that opioid litigation claims noticed by Assertio Therapeutics (as further described above under “Multidistrict and Other Federal Opioid Litigation” and “State Opioid Litigation”) are not covered by Assertio Therapeutics’ life sciences liability policies with Navigators. On February 3, 2021, Assertio Therapeutics entered into a Confidential Settlement Agreement and Mutual Release with Navigators to resolve the declaratory judgment action and Assertio Therapeutics’ counterclaims. Pursuant to the Settlement Agreement, the parties settled and the coverage action was dismissed without prejudice.

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

On April 1, 2022, Assertio Therapeutics filed a complaint for negligence and breach of fiduciary duty against its former insurance broker, Woodruff-Sawyer & Co. (“Woodruff”), in the Superior Court of the State of California for the County of Alameda (Case No. 22CV009380). Assertio Therapeutics is seeking to recover its damages caused by Woodruff’s negligence and breaches of its fiduciary duties in connection with negotiating and procuring products liability insurance coverage for Assertio Therapeutics. The parties are in discovery. Trial is scheduled for February 2024.

NOTE 13. SHAREHOLDERS EQUITY

Exchanged Convertible Notes

Related to the Convertible Note Exchange (See Note 9, Debt) in the first quarter of 2023, the Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in the transactions. The Company did not receive any cash proceeds from the issuance of the shares of its common stock but recognized additional paid-in capital of $28.3 million during the six months ended June 30, 2023 related to the common stock share issuance, net of approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes.

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

During the six months ended June 30, 2022, 0.4 million warrants were exercised, and 0.4 million of the Company’s common shares, were issued by the Company. Subsequent to these warrant exercises in the six months ended June 30, 2022, there were no outstanding warrants remaining.

NOTE 14.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and convertible debt. For purposes of this calculation, stock-based awards and convertible debt are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented when the effect is dilutive. As a result, interest expense, net of tax, and any other income statement impact associated with the 2027 Convertible Notes, net of tax, is added back to net income used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the potential dilution effect of the convertible debt if converted into the Company’s common stock. For the three months ended June 30, 2023, the Company’s potentially dilutive convertible debt was included in the computation of diluted net income per share. However, for the six months ended June 30, 2023, the Company’s potentially dilutive convertible debt was not included in the computation of diluted net income per share, because to do so would be anti-dilutive.

The following table reflects the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income per share
Net income	$8,470	$7,834	$4,986	$16,898
Weighted-average common shares outstanding	56,142	46,274	53,588	45,746
Basic net income per share	$0.15	$0.17	$0.09	$0.37

Diluted net income per share
Net income	$8,470	$7,834	$4,986	$16,898
Add: Convertible debt interest expense, net of tax	563	—	—	—
Adjusted net income	9,033	7,834	4,986	16,898
Weighted-average common shares and share equivalents outstanding	56,142	46,274	53,588	45,746
Add: effect of dilutive stock-based awards and equivalents	4,234	1,305	4,422	1,111
Add: effect of dilutive convertible debt under if-converted method	9,768	—	—	—
Denominator for diluted net income per share	70,144	47,579	58,010	46,857
Diluted net income per share	$0.13	$0.16	$0.09	$0.36

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income per share, because to do so would be anti-dilutive, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible notes	—	—	12,116	—
Stock-based awards and equivalents	721	2,124	548	1,614
Total potentially dilutive common shares	721	2,124	12,664	1,614

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
The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	Cash and cash equivalents	$—	$30,928	$—	$30,928
U.S. Government agencies	Cash and cash equivalents	—	15,699	—	15,699
Money market funds	Cash and cash equivalents	19,635	—	—	19,635
Total		$19,635	$46,627	$—	$66,262
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$14,900	$14,900
Long-term contingent consideration	Contingent consideration	—	—	27,600	27,600
Derivative liability	Long-term debt	—	—	252	252
Total		$—	$—	$42,752	$42,752

December 31, 2022	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	Cash and cash equivalents	$—	$4,983	$—	$4,983
U.S. Treasuries	Cash and cash equivalents	—	3,981	—	3,981
U.S. Government agencies	Cash and cash equivalents	—	10,937	—	10,937
Money market funds	Cash and cash equivalents	38,478	—	—	38,478
Total		$38,478	$19,901	$—	$58,379
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$26,300	$26,300
Long-term contingent consideration	Contingent consideration	—	—	22,200	22,200
Derivative liability	Long-term debt	—	—	252	252
Total		$—	$—	$48,752	$48,752

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

Contingent Consideration Obligation
Pursuant to the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of June 30, 2023 and December 31, 2022, INDOCIN product contingent consideration was $42.5 million and $48.5 million, respectively, with $14.9 million and $26.3 million classified as short-term and $27.6 million and $22.2 million classified as long-term contingent consideration, respectively, in the Company’s Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2023, the Company recognized an expense of $0.2 million and $9.4 million, respectively, for the change in fair value of contingent consideration, which was recognized in Fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Comprehensive Income. During the three and six months ended June 30, 2022, the Company recognized an expense of $1.3 million and $2.9 million, respectively, for the change in fair value of contingent consideration. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of June 30, 2023 included revenue volatility of 35%, discount rate of 9.0%, credit spread of 4.6% and updated projections of future INDOCIN product revenues.

The following table summarizes changes in fair value of the contingent consideration that is measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value, beginning of the period	$51,058	$37,459	$48,500	$37,659
Change in fair value of contingent consideration recorded within costs and expenses	241	1,300	9,408	2,945
Cash payment related to contingent consideration	(8,799)	(2,000)	(15,408)	(3,845)
Fair value, end of the period	$42,500	$36,759	$42,500	$36,759

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities, including trade accounts receivable and accounts payable, are not remeasured to fair value, as the carrying cost of each approximates its fair value. On August 22, 2022, the Company issued the 2027 Convertible Notes. As of June 30, 2023, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $64.6 million, compared to a par value of $40.0 million. As of December 31, 2022, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $92.5 million, compared to a par value of $70.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of June 30, 2023 and December 31, 2022 based on a market approach which represents a Level 2 valuation.

NOTE 16.  INCOME TAXES

During the year ended December 31, 2022, the Company reversed a majority of its previously recorded valuation allowances against the net deferred tax asset (“DTA”). The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods. The Company continues to assess the realizability of its deferred tax assets on a quarterly basis. As part of its valuation allowance assessment, the Company primarily relied on its projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences. As of June 30, 2023, the Company estimates to retain $11.8 million of valuation allowance for the year ending December 31, 2023, because realization of the future benefits for the associated deferred tax assets is uncertain.

For the three and six months ended June 30, 2023, the Company recorded an income tax expense of $3.9 million and $1.8 million, respectively. The difference between the income tax expense in each period and the tax at the federal statutory rate of 21.0% on current year operations is principally due to state taxes, disallowed officer’s compensation, and capital expenses, offset by a partial reversal of previously recorded valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and in various states. The statutes of limitations for the Company's tax returns filed for the years 2007 through 2021 have not expired. Because of net operating losses and unutilized research and development credits, substantially all of the Company’s tax years remain open to examination. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of June 30, 2023, the Company did not have significant accrued interest and penalties associated with unrecognized tax benefits.

NOTE 17. SUBSEQUENT EVENTS

On July 31, 2023, the Company completed the Spectrum Merger. Pursuant to the Merger Agreement, each share of the common stock of Spectrum (“Spectrum Common Stock”) issued and outstanding immediately prior to the Effective Date, as well as Spectrum restricted stock units, certain stock appreciation rights, certain options to purchase Spectrum Common Stock, and warrants to purchase Spectrum Common Stock, which, in each case, were outstanding immediately prior to the Effective Date and were either vested or became vested as a result of the Spectrum Merger on the Effective Date, were converted into the right to receive (i) 0.1783 (the “Exchange Ratio”) of a fully paid and non-assessable share of the Company’s common stock and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding, and (ii) one contingent value right (“CVR”) representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20 per share payable in cash, additional shares of the Company’s common stock, or a combination thereof, at the Company’s sole discretion. Subject to adjustments, each CVR shall represent the right to receive up to $0.10 payable upon ROLVEDON® net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON® net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025.

The Company expects the Spectrum Merger to be accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805. The results of operations of Spectrum will be included in the Company’s condensed consolidated financial statements as of the Effective Date. As a result of the Spectrum Merger, the Company expects to issue approximately 38 million shares of its common stock.

On August 3, 2023, a generic pharmaceutical company announced that it received approval from the FDA to manufacture and market 50 mg indomethacin suppositories, the generic version of INDOCIN Suppositories, and was granted a Competitive Generic Therapy (“CGT”) designation and 180-day CGT exclusivity to market the product, which it has now commenced. The Company is assessing the financial impact of this generic competition on its future results of operations, financial condition, and cash flows.

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

On April 24, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spectrum Pharmaceuticals, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products, to acquire Spectrum. On July 31, 2023 (the “Effective Date”), we completed the acquisition of Spectrum pursuant to the Merger Agreement (the “Spectrum Merger”).

Pursuant to the Merger Agreement, each share of the common stock of Spectrum (“Spectrum Common Stock”) issued and outstanding immediately prior to the Effective Date, as well as Spectrum restricted stock units, certain stock appreciation rights, certain options to purchase Spectrum Common Stock, and warrants to purchase Spectrum Common Stock, which, in each case, were outstanding immediately prior to the Effective Date and were either vested or became vested as a result of the Spectrum Merger on the Effective Date, were converted into the right to receive (i) 0.1783 (the “Exchange Ratio”) of a fully paid and non-assessable share of our common stock and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding, and (ii) one contingent value right (“CVR”) representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20 per share payable in cash, additional shares of the Company’s common stock, or a combination thereof, at our sole discretion. Subject to adjustments, each CVR shall represent the right to receive up to $0.10 payable upon ROLVEDON® net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON® net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025.

We expect the Spectrum Merger to be accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805. The results of operations of Spectrum will be included in our condensed consolidated financial statements as of the Effective Date.

On August 22, 2022, we issued $70.0 million aggregate principal amount of Convertible Senior Notes which mature on September 1, 2027 and bear interest at the rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023 (the “2027 Convertible Notes”). We used the net proceeds from the issuance of the 2027 Convertible Notes to repurchase the remaining $59.0 million aggregate principal amount of our outstanding 13.0% Senior Secured Notes due 2024 (the “2024 Secured Notes”) and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Notes. We expect to use the remaining net proceeds from the 2027 Convertible Notes for general corporate purposes.

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

On August 3, 2023, a generic pharmaceutical company announced that it received approval from the U.S. Food and Drug Administration (“FDA”) to manufacture and market a generic version of INDOCIN Suppositories. Refer to Note 17 of the accompanying Condensed Consolidated Financial Statements for additional information.

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

•the entry and sales of generics of our products (including the INDOCIN products which are not patent protected and now face generic competition as a result of the August 2023 approval and launch of generic indomethacin suppositories and potential additional generic competition at any time after the 180-day Competitive Generic Therapy (“CGT”) exclusivity expires) and/or other products competitive with any of our products (including indomethacin suppositories compounded by hospitals and other institutions including a 503B compounder that commenced sales of its competitive product in the second half of 2022, in what we believe to be violation of certain provisions of the Food, Drug and Cosmetic Act);

•the uncertainty around the potential impacts of the August 2023 approval and launch of generic indomethacin suppositories, as well as potential additional generic indomethacin suppositories after the 180-day CGT exclusivity expires, on our future results of operations, financial condition, and cash flows;

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

•the potential impacts of future outbreaks of epidemics, pandemics or other diseases, including volatility in prescriptions associated with elective procedures, on our liquidity, capital resources, operations and business and those of the third parties on which we rely, including suppliers and distributors;

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

•the potential impacts of adverse business and economic conditions including inflationary pressures, general economic slowdown or a recession, increasing interest rates, changes in monetary policy and financial institution instability; and
•our common stock maintaining compliance with The Nasdaq Capital Market’s minimum closing bid requirement of at least $1.00 per share.

This document also contains statements about the Spectrum Merger. Many factors could cause actual results to differ materially from these forward-looking statements with respect to the Spectrum Merger, including (1) the completion of the Spectrum Merger on anticipated terms, including anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations and other conditions to the completion of the Spectrum Merger; (2) the risk of litigation relating to the Spectrum Merger; (3) risks related to disruption of management time from ongoing business operations due to the Spectrum Merger; (4) unexpected costs, charges or expenses resulting from the Spectrum Merger; (5) our and Spectrum’s ability to retain and hire key personnel; (6) competitive responses to the Spectrum Merger and the impact of competitive services; (7) potential adverse changes to business relationships resulting from the announcement or completion of the Spectrum Merger; (8) the combined company’s ability to achieve the growth prospects and synergies expected from the Spectrum Merger, as well as delays, challenges and expenses associated with integrating the combined company’s existing businesses; (9) negative effects of the announcement or the consummation of the Spectrum Merger on the market price of our common stock, credit ratings and operating results; and (10) legislative, regulatory and economic developments, including changing business conditions in the industries in which the new combined company operates. These risks, as well as other risks associated with the Spectrum Merger, are more fully discussed in the Amended Registration Statement on Form S-4 that we filed with the U.S. Securities and Exchange Commission in connection with the Spectrum Merger on June 14, 2023. While the list of factors presented here and in the Amended Registration Statement on Form S-4 are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgements and estimates since we filed our 2022 Form 10-K. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Significant Estimates in our 2022 Form 10-K for further information.

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales, net:
INDOCIN products	$28,075	$22,841	$58,421	$44,197
Otrexup	3,594	2,616	6,416	5,694
Sympazan	2,627	—	5,129	—
SPRIX	2,373	2,216	4,262	3,982
CAMBIA	1,805	6,183	4,069	11,656
Zipsor	1,004	216	2,154	2,445
Other products	605	1,358	1,401	3,003
Total product sales, net	40,083	35,430	81,852	70,977
Royalties and milestone revenue	723	451	1,420	1,443
Other revenue	185	(750)	185	(750)
Total revenues	$40,991	$35,131	$83,457	$71,670
Product sales, net
For the three and six months ended June 30, 2023, product sales primarily consisted of sales from INDOCIN products, Otrexup, Sympazan, SPRIX, and CAMBIA. We acquired Sympazan and began shipping and recognizing its product sales in October 2022.
INDOCIN net product sales for the three and six months ended June 30, 2023 increased $5.2 million from $22.8 million to $28.1 million, and increased $14.2 million from $44.2 million to $58.4 million, respectively, as compared to the same periods in 2022 due to favorable net pricing as a result of a shift to more profitable channels. Partially offsetting the favorable net pricing is a decrease in volume. We expect this decrease in volume to continue due to the anticipated loss of former 340b customers and competition as a result of the August 2023 approval and launch of generic indomethacin suppositories.
Otrexup net product sales for the three and six months ended June 30, 2023 increased $1.0 million from $2.6 million to $3.6 million, and increased $0.7 million from $5.7 million to $6.4 million, respectively, as compared to the same periods in 2022, primarily due to higher volume, partially offset by unfavorable payor mix.
SPRIX net product sales for the three and six months ended June 30, 2023 increased $0.2 million from $2.2 million to $2.4 million, and increased $0.3 million from $4.0 million to $4.3 million, respectively, as compared to the same periods in 2022, primarily due to favorable payor mix, partially offset by lower volume.
CAMBIA net product sales for the three and six months ended June 30, 2023 decreased $4.4 million from $6.2 million to $1.8 million, and decreased $7.6 million from $11.7 million to $4.1 million, respectively, as compared to the same periods in 2022, primarily due to lower volume as certain parties who previously entered into settlement agreements with us began to market generic versions of CAMBIA in 2023.
Zipsor net product sales for the three months ended June 30, 2023 increased $0.8 million from $0.2 million to $1.0 million as compared to the same period in 2022, primarily due to favorable payor mix, partially offset by lower volume due to generic versions of Zipsor that came to market beginning in 2022. Zipsor net product sales for the six months ended June 30, 2023 decreased $0.3 million from $2.4 million to $2.2 million as compared to the same period in 2022, primarily due to lower volume.
Other net product sales include product sales for non-promoted products (OXAYDO). We plan to cease OXAYDO product sales in the second half of 2023. We ceased SOLUMATRIX product sales beginning in July 2022.

The increase in total product sales, net, for the three and six months ended June 30, 2023, also reflects a decrease year over year in the amounts charged as a reduction to revenue for sales and return allowances, discounts, chargebacks, and rebates, which is attributed to changes in product mix and, specifically, a higher concentration of INDOCIN products that typically require lower levels of product sales allowances relative to our other products.

Royalties & Milestone revenue

In November 2010, we entered into a license agreement granting the counterparty the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. We recognized revenue related to CAMBIA in Canada of $0.4 million and $1.0 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively.
We recognized Milestone revenue associated with the completion of certain service milestones of $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.5 million for the six months ended June 30, 2022. We recognized no Milestone revenue for the three months ended June 30, 2022.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in reductions or an increase to total revenue during the period.

Cost of Sales (excluding amortization of intangible assets)
Cost of sales for the three months ended June 30, 2023 increased $0.2 million from $4.5 million to $4.8 million as compared to the same period in 2022, primarily due to approximately $0.6 million of cost of sales attributable to Sympazan, which began shipping in October 2022, partially offset by the impact of product mix.

Cost of sales for the six months ended June 30, 2023 increased $1.5 million from $8.7 million to $10.2 million as compared to the same period in 2022, primarily due to approximately $1.3 million of cost of sales attributable to Sympazan, and the impact of product mix.

Research and Development Expenses
Research and development expenses include salaries, costs for planned clinical trials, consultant fees, supplies, and allocations of corporate costs. It is difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is difficult to determine the nature, timing and extent of planned clinical trials and studies and the FDA’s requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval.

Research and development expenses were $0.5 million during both the three and six months ended June 30, 2023, representing primarily costs directly associated with the proposed clinical trial for INDOCIN® (indomethacin) suppositories. We did not have research and development expenses during the three and six months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $6.2 million from $10.5 million for the three months ended June 30, 2022 to $16.8 million for the three months ended June 30, 2023, primarily due to: (i) an increase of $3.4 million related to costs, primarily legal and professional fees, associated with the Spectrum Merger, (ii) a gain of $2.0 million in the second quarter of 2022 for insurance reimbursement for previous opioid-related spend not repeating in 2023, (iii) $1.2 million of higher selling and marketing expenses related to Sympazan and Otrexup, and (iv) an increase of $0.5 million in stock-based compensation expense, partially offset by a $0.9 million decrease in other general operating expenses.

Selling, general, and administrative expenses increased $12.5 million from $21.2 million for the six months ended June 30, 2022 to $33.7 million for the six months ended June 30, 2023, primarily due to: (i) an increase of $5.8 million related to costs, primarily legal and professional fees, associated with the Spectrum Merger, (ii) $2.4 million of higher selling and marketing expenses for Sympazan and Otrexup, (iii) a gain of $2.0 million in the second quarter of 2022 for insurance reimbursement for previous opioid-related spend not repeating in 2023, (iv) an increase of $1.9 million in stock-based compensation expense, and (v) a $0.5 million increase in other general operating expenses.

Change in fair value of contingent consideration

The change in the fair value of contingent consideration included in costs and expenses for the three and six months ended June 30, 2023 decreased $1.1 million from a loss of $1.3 million to a loss of $0.2 million, and increased $6.5 million from a loss of $2.9 million to loss of $9.4 million, respectively, as compared to the same periods in 2022. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value resulting from changes in the underlying inputs being recognized in operating expenses until the contingent consideration arrangement is settled. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029, and discounted to present value. The significant assumptions used in the calculation of the fair value as of June 30, 2023 included revenue volatility of 35%, discount rate of 9.0%, credit spread of 4.6% and updated projections of future INDOCIN product revenues.

Intangible Assets

The following table reflects amortization of intangible assets for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of intangible assets—INDOCIN	$3,211	$3,210	$6,421	$6,421
Amortization of intangible assets—Otrexup	1,378	1,393	2,755	2,755
Amortization of intangible assets—Sympazan	303	—	606	—
Amortization of intangible assets—SPRIX	1,392	1,988	2,786	2,786
Amortization of intangible assets—CAMBIA	—	1,378	—	3,975
Amortization of intangible assets—Zipsor	—	—	—	532
Total	$6,284	$7,969	$12,568	$16,469

Amortization expense for the three and six months ended June 30, 2023 decreased $1.7 million from $8.0 million to $6.3 million, and decreased $3.9 million from $16.5 million to $12.6 million, respectively, as compared to the same periods in 2022, primarily due to the full amortization of CAMBIA intangible assets in the fourth quarter of 2022 and the full amortization of Zipsor intangible assets in the first quarter of 2022, partially offset by additional amortization of the Sympazan product rights acquired in October 2022.

Other (Expense) Income

The following table reflects other expense (income) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Debt-related expenses	$—	$—	$(9,918)	$—
Interest expense	(751)	(2,269)	(1,873)	(4,596)
Other gain (loss)	661	(95)	1,463	451
Total other expense	$(90)	$(2,364)	$(10,328)	$(4,145)

Other expense decreased from expense of $2.4 million to expense of $0.1 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to a lower interest expense, partially offset by an increase in other gain, as further described below. Other expense increased from $4.1 million to $10.3 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to debt-related expenses incurred in the current year, partially offset by lower interest expense and increase in other gain, as further described below.

Debt-related expenses for the six months ended June 30, 2023 consist of an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million incurred as a result of the $30.0 million

Convertible Note Exchange in the first quarter of 2023, as described in Note 9 of the accompanying Condensed Consolidated Financial Statements.

The following table reflects interest expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest payable on 2027 Convertible Notes	$650	$—	$1,625	$—
Interest paid on 2024 Secured Notes	—	2,248	—	4,548
Amortization of Royalty Rights(1)	—	21	—	48
Amortization of debt issuance costs	101	—	248	—
Total interest expense	$751	$2,269	$1,873	$4,596
(1)As a result of the extinguishment of the Royalty Rights obligation during the fourth quarter of 2022, there will be no additional amortization expense recognized in future periods. Refer to Note 9 of the accompanying Condensed Consolidated Financial Statements for additional information on the Royalty Rights obligation.

For the three and six months ended June 30, 2023, total interest expense decreased $1.5 million and $2.7 million, respectively, as compared to the same period in 2022, primarily due to lower amounts of interest incurred on debt outstanding. On August 22, 2022, we issued $70.0 million in aggregate principal amount of 2027 Convertible Notes. We used the net proceeds from the 2027 Convertible Notes issuance to repurchase the remaining $59.0 million aggregate principal amount of our 2024 Secured Notes, which were outstanding during the three months ended March 31, 2022, and carried a higher interest rate.

For the three and six months ended June 30, 2023, other gain (loss) increased $0.8 million from a loss of $0.1 million for the three months ended June 30, 2022 to a gain $0.7 million for the three months ended June 30, 2023, and increased $1.0 million from a gain $0.5 million for the six months ended June 30, 2022 to a gain of $1.5 million for the six months ended June 30, 2023, primarily due to higher interest income, partially offset by a gain of $0.6 million from the early termination and settlement of a Newark facility sublease in 2022 that did not repeat in subsequent periods.

Income Tax Provision

For the three and six months ended June 30, 2023, we recorded an income tax expense of $3.9 million and $1.8 million, respectively, which represents an effective tax rate of 31.3% and 26.0%, respectively. The difference between income tax expense of $3.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively, and tax at the federal statutory rate of 21.0% is principally due to state taxes, disallowed officer’s compensation, and capital expenses, offset by a partial reversal of previously recorded valuation allowance.

For the three and six months ended June 30, 2022, we recorded an income tax expense of $0.6 million and $1.3 million, respectively, which represents an effective tax rate of 7.0% and 7.2%, respectively. The difference between income tax expense of $0.6 million and $1.3 million for the three and six months ended June 30, 2022, and tax at the federal statutory rate of 21.0% was principally due to the partial release of valuation allowance related to the movement in deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically and through June 30, 2023, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

As previously disclosed, in the three months ended June 30, 2022, we granted a total of 1.0 million market-based performance RSUs (“performance RSUs”) to executive officers under our Amended and Restated 2014 Omnibus Incentive Plan. The market-based conditions of the performance RSUs were achieved in the first quarter of 2023. Then, upon vesting of the performance RSUs in the second quarter of 2023, our compensation committee of our board of directors elected, under the terms of the performance RSU grants, to settle approximately 0.3 million of the outstanding performance RSUs in cash based on their fair market value on the vesting date, resulting in a cash payment approximately $2.6 million, with the remaining performance RSUs and the employee’s tax withholding liabilities settled in shares of our common stock. The total cash payment of taxes related to net share settlement of the performance RSUs was approximately $3.4 million.

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

On February 27, 2023, we completed the Convertible Note Exchange pursuant to which we exchanged $30.0 million principal amount of our 2027 Convertible Notes for 6,990,000 shares of our common stock, plus an additional $10.5 million in cash. As a result of the Convertible Note Exchange in the first quarter of 2023, we recorded a non-cash induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million. As a result of the Convertible Note Exchange, we expect our cash interest expense in future periods to decrease in accordance with the decrease in the aggregate principal amount of the 2027 Convertible Notes outstanding.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of June 30, 2023.

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
•declines in sales of our marketed products, including those resulting from the entry and sales of generics and/or other products competitive with any of our products;
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
•potential expenses relating to any litigation matters, including relating to Assertio Therapeutics’ prior opioid product franchise for which we have not accrued any reserves due to an inability to estimate the magnitude and/or probability of such expenses, and former drug Glumetza; and
•expenditures related to future clinical trial costs.

The inability to raise any additional capital that may be required to fund our future operations, payments due under our debt agreements, or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on the Company.

The following table reflects summarized cash flow activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$41,318	$41,856
Net cash used in investing activities	(808)	(16,518)
Net cash used in financing activities	(35,276)	(9,884)
Net increase in cash and cash equivalents	$5,234	$15,454

Cash Flows from Operating Activities

Cash provided by operating activities was $41.3 million for the six months ended June 30, 2023 compared to $41.9 million in the same period in 2022, primarily due to unfavorable working capital cash flows compared to the prior year, partially offset by higher net income excluding non-cash items.

For the six months ended June 30, 2023, net income was $5.0 million compared to net income of $16.9 million for the same period in 2022. For the six months ended June 30, 2023, adjustments for non-cash items contributed approximately $14.4 million more to operating cash flows compared to the same period in 2022, primarily due to debt-related expenses and higher expense for recurring fair value measurements of assets and liabilities. For the six months ended June 30, 2023, net working capital cash used in operations of approximately $0.9 million was $3.0 million lower than net working capital cash generated by operations of approximately $2.1 million in the same period in 2022, primarily due to: (i) the receipt of an $8.3 million one-time tax refund in the first quarter of 2022, (ii) increased cash used in the settlement of accrued rebates, returns and discounts due to impact of sales product mix as well as timing of settlement, and (iii) increased cash used for inventory due to the timing of purchases and receipts, partially offset by: (i) increased cash from accounts receivable payments on higher period over period net product sales, and (ii) less cash used in the payment of accounts payable and accrued liabilities due to timing.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 was $0.8 million, which was composed of cash paid for the transaction costs incurred with the acquisition of Sympazan and cash paid for purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2022 was $16.5 million, which was entirely composed of cash paid for the transaction costs incurred with the acquisition of Otrexup.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2023 was $35.3 million, which primarily consisted of (i) a $15.4 million payment for contingent consideration, (ii) $10.5 million in cash payments and $1.1 million of direct transaction cost payments made in connection with the Convertible Note Exchange, and (iii) cash payments related to the vesting and settlement of equity awards of which $2.6 million related to the cash settlement of the vested performance RSUs, $3.4 million related to the total cash payment of taxes for the net share settlement of the vested performance RSUs, and $1.9 million related to cash used for employees’ withholding tax liability on stock award releases. Cash used in financing activities for the six months ended June 30, 2022 was $9.9 million, which primarily consisted of $11.8 million in principal payments on the 13% Senior Secured Notes due 2024 and $3.8 million payment for contingent consideration, partially offset by $7.0 million in cash proceeds from the Company’s ATM offering program.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligation, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and a non-cancelable lease for our office space. There were no material changes to our material cash requirements from contractual or other obligations outside the ordinary course of business or due to other factors since our Annual Report on Form 10-K for the year ended December 31, 2022. For a description of our material contractual or other obligations, see “Note 12. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 12. Commitments and Contingencies - Legal Matters” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On July 31, 2023, we announced the completion of our acquisition of Spectrum Pharmaceuticals, Inc. (“Spectrum”). For a description of Spectrum’s material pending legal proceedings, see Part II, Item 1 of the Quarterly Report on Form 10-Q filed by Spectrum on May 11, 2023.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to other information in this report, the following information and risk factors, together with the risks and uncertainties referenced above, should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above, including those set forth below, are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

On July 31, 2023, we announced the completion of our acquisition of Spectrum. Additional material risks related to Spectrum could have a material impact on our business. For more information on the risks associated with the Spectrum business, see the “Risk Factors” section in the Annual Report on Form 10-K filed by Spectrum on March 31, 2023, as amended on May 1, 2023, and for more information on the risks associated with the combined company, see the “Risks Relating to the Combined Company” section in the Amended Registration Statement on Form S-4 that we filed on June 14, 2023.

Cambia, Zipsor and INDOCIN suppositories recently began facing competition from generics, which adversely affects our business. Approval of additional generic versions of our products would have an adverse effect on our business.

Under the Food, Drug and Cosmetic Act (the “FDCA”), the FDA can approve an abbreviated new drug application (“ANDA”) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

There are no patents covering the INDOCIN products (which accounted for 64% of our revenue in 2022 and 70% of our revenue during the first half of 2023), which means that a generic drug company could introduce a generic for these drugs at any time. In August 2023, a generic pharmaceutical company received approval from the FDA, and has started to manufacture and market 50mg indomethacin suppositories, the generic version of INDOCIN Suppositories. As a result, INDOCIN Suppositories now face competition from generic indomethacin suppositories. We are assessing the financial impact of this generic competition on our future results of operations, financial condition, and cash flows. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including FDA relating to indomethacin, which could indicate the development of one or more additional INDOCIN product generics or other formulations of indomethacin. Accordingly, we could face competition from other generic versions of the INDOCIN products at any time after the 180-day Competitive Generic Therapy (“CGT”) exclusivity expires. In addition, we also face competition for INDOCIN suppositories from hospitals and other institutions, including a 503B outsourcing facility (commonly referred to as a 503B compounder), which began compounding 100 mg indomethacin suppositories in the second half of 2022 in what we believe to be violation of certain provisions of the FDCA. Although we are vigorously pursuing remedies against this compounder, we cannot guarantee that we will be successful in causing it to discontinue sales of its unapproved indomethacin suppository product.

With respect to Cambia and Zipsor (which accounted for 16% and 2% of our revenue in 2022, respectively), we have entered into settlement agreements with generic drug companies, under which generic versions of these products can be marketed beginning in January 2023 and March 2022, respectively. As a result, we face generic competition for Cambia and Zipsor.

The introduction of known and potential additional generic versions of our products, as well as sales of indomethacin suppositories by compounders, or disclosure of ANDA filings and/or similar applications in respect to any of our products, have and in the future could adversely impact our business, financial condition, results of operations and stock price. Moreover, if the orange book patents covering Otrexup (which expire in 2031) and/or Sympazan (which expire in 2040) are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition for Otrexup and/or Sympazan would have a further adverse effect on our business, financial condition and results of operations.

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
•the entry and sales of generics of our products (including the INDOCIN products which are not patent protected, now face generic competition, and may face additional generic competition at any time after the 180-day CGT exclusivity expires) and/or other products competitive with any of our products (including indomethacin suppositories compounded by hospitals and other institutions, including a 503B compounder that commenced sales of its competitive product in the second half of 2022, in what we believe to be violation of certain provisions of the FDCA);
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

As a result of these and other such factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Any significant drops in our stock price, including as a result of the August 2023 announcement of FDA-approved generic indomethacin suppositories, could give rise to shareholder lawsuits, which are costly and time-consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.

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

Our consolidated balance sheet contains significant amounts of long-lived assets, including intangible assets representing the product rights which we have acquired. We review the carrying value of our long-lived assets when indicators of impairment are present, as was the case in the third quarter of 2022 and the fourth quarter of 2021. Conditions that could indicate impairment of long-lived assets include, but are not limited to, a significant adverse change in market conditions, significant competing product launches by our competitors such as the generic competition as a result of the August 2023 approval and launch of generic indomethacin suppositories, significant adverse change in the manner in which the long-lived asset is being used, and adverse legal or regulatory outcomes. In performing our impairment tests, which assess the recoverability of our assets, we utilize our future projections of cash flows. Projections of future cash flows are inherently subjective and reflect assumptions that may or may not ultimately be realized. Significant assumptions utilized in our projections include, but are not limited to, grouping long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, our evaluation of the market opportunity for our products, the current and future competitive landscape and resulting impacts to product pricing, future regulatory actions, planned strategic initiatives and the realization of benefits associated with our existing patents. Given the inherent subjectivity and uncertainty in projections, we could experience significant unfavorable variances in future periods or revise our projections downward. This would result in an increased risk that our long-lived assets may be impaired.

Changes in fair value of contingent consideration obligation assumed as part of our merger with Zyla Life Sciences in May 2020 can adversely affect our results of operations.

Contingent consideration obligations arise from the INDOCIN product and relate to the potential future contingent milestone payments and royalties payable under the respective agreements. The contingent consideration is initially recognized at its fair value on the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The significant assumptions used in the calculation of the fair value included projections of future INDOCIN product revenues, revenue volatility, discount rate, and credit spread. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions such as to the projections of future INDOCIN product revenue as a result of the August 2023 approval and launch of generic indomethacin suppositories could have a significant impact on our results of operations in any given period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	1,251	$6.13	N/A	N/A
May 1, 2023 - May 31, 2023(2)	945,979	$7.63	N/A	N/A
June 1, 2023- June 30, 2023	—	$—	N/A	N/A
Total	947,230	$7.63

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.
(2) Includes approximately 0.3 million performance RSUs which were settled in cash at the election of the compensation committee of our board of directors under the terms of the performance RSU grants, and approximately 0.5 million performance RSUs which were withheld to pay the employees’ tax liability associated with the vesting of the performance RSUs. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6. EXHIBITS

2.1†
Agreement and Plan of Merger, dated April 24, 2023, among Assertio Holdings, Inc., Spade Merger Sub 1, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 25, 2023)

3.1	Amended and Restated Bylaws of Assertio Holdings, Inc., dated November 2, 2022, as amended June 12, 2023

10.1*	Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________
†    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S K. The undersigned registrant hereby undertakes to provide a copy of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.
*    Compensatory Plan or Arrangement
**    Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023	ASSERTIO HOLDINGS, INC.

/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

/s/ Paul Schwichtenberg
Paul Schwichtenberg
Senior Vice President and Chief Financial Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Accounting Officer