Form 10-Q
period 2023-09-30
Assertio Holdings, Inc.
filed 2023-11-08
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 6, 2023 was 94,668,523.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$76,888	$64,941
Accounts receivable, net	62,467	45,357
Inventories, net	42,710	13,696
Prepaid and other current assets	2,895	8,268
Total current assets	184,960	132,262
Property and equipment, net	804	744
Intangible assets, net	170,413	197,996
Goodwill	19,856	—
Deferred tax asset	—	80,202
Other long-term assets	3,995	2,709
Total assets	$380,028	$413,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,004	$5,991
Accrued rebates, returns and discounts	59,424	49,426
Accrued liabilities	22,065	12,181
Long-term debt, current portion	—	470
Contingent consideration, current portion	12,800	26,300
Other current liabilities	996	948
Total current liabilities	114,289	95,316
Long-term debt	38,866	66,403
Contingent consideration	16,100	22,200
Other long-term liabilities	17,900	4,269
Total liabilities	187,155	188,188
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 94,553,009 and 48,319,838 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	9	5
Additional paid-in capital	787,023	545,321
Accumulated deficit	(594,159)	(319,601)
Total shareholders’ equity	192,873	225,725
Total liabilities and shareholders' equity	$380,028	$413,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$35,137	$34,279	$116,989	$105,258
Royalties and milestones	490	473	1,910	1,916
Other revenue	—	(540)	185	(1,290)
Total revenues	35,627	34,212	119,084	105,884
Costs and expenses:
Cost of sales	7,060	4,009	17,299	12,734
Research and development expenses	1,316	—	1,819	—
Selling, general and administrative expenses	21,005	11,900	54,680	33,084
Change in fair value of contingent consideration	(17,532)	3,900	(8,124)	6,845
Amortization of intangible assets	10,184	7,969	22,752	24,438
Loss on impairment of intangible assets	238,831	—	238,831	—
Restructuring charges	3,034	—	3,034	—
Total costs and expenses	263,898	27,778	330,291	77,101
(Loss) income from operations	(228,271)	6,434	(211,207)	28,783
Other (expense) income:
Debt-related expenses	—	—	(9,918)	—
Interest expense	(752)	(2,052)	(2,625)	(6,648)
Other gain	138	2	1,601	453
Total other expense	(614)	(2,050)	(10,942)	(6,195)
Net (loss) income before income taxes	(228,885)	4,384	(222,149)	22,588
Income tax expense	(50,659)	(210)	(52,409)	(1,516)
Net (loss) income and comprehensive income	$(279,544)	$4,174	$(274,558)	$21,072

Basic net (loss) income per share	$(3.42)	$0.09	$(4.35)	$0.45
Diluted net (loss) income per share	$(3.42)	$0.08	$(4.35)	$0.42
Shares used in computing basic net (loss) income per share	81,713	48,180	63,066	46,566
Shares used in computing diluted net (loss) income per share	81,713	57,386	63,066	50,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at June 30, 2023	56,513	$5	$568,881	$(314,615)	$254,271
Issuance of common stock upon exercise of options	23	—	54	—	54
Common stock issuance and other impacts of the vesting and settlement of equity awards	9	—	(33)	—	(33)
Issuance of common stock in connection with the Spectrum Merger, net of fractional share settlement	38,008	4	216,257	—	216,261
Stock-based compensation	—	—	1,864	—	1,864
Net loss and comprehensive loss	—	—	—	(279,544)	(279,544)
Balances at September 30, 2023	94,553	$9	$787,023	$(594,159)	$192,873

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at June 30, 2022	48,172	$5	$540,692	$(412,328)	$128,369
Common stock issuance and other impacts of the vesting and settlement of equity awards	25	—	(28)	—	(28)
Stock-based compensation	—	—	2,400	—	2,400
Net income and comprehensive income	—	—	—	4,174	4,174
Balances at September 30, 2022	48,197	$5	$543,064	$(408,154)	$134,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2022	48,320	$5	$545,321	$(319,601)	$225,725
Issuance of common stock upon exercise of options	133	—	210	—	210
Common stock issuance and other impacts of the vesting and settlement of equity awards	1,102	—	(7,980)	—	(7,980)
Induced exchange of convertible notes - (See Note 15)	6,990	—	26,699	—	26,699
Issuance of common stock in connection with the Spectrum Merger, net of fractional share settlement	38,008	4	216,257	—	216,261
Stock-based compensation	—	—	6,516	—	6,516
Net loss and comprehensive loss	—	—	—	(274,558)	(274,558)
Balances at September 30, 2023	94,553	$9	$787,023	$(594,159)	$192,873

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2021	44,640	$4	$531,636	$(429,226)	$102,414
Common stock issuance and other impacts of the vesting and settlement of equity awards	705	—	(707)	—	(707)
Issuance of common stock in connection with at-the-market program	2,464	1	7,019	—	7,020
Issuance of common stock upon exercise of warrant	388	—	—	—	—
Stock-based compensation	—	—	5,116	—	5,116
Net income and comprehensive income	—	—	—	21,072	21,072
Balances at September 30, 2022	48,197	$5	$543,064	$(408,154)	$134,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net (loss) income	$(274,558)	$21,072
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	23,321	25,033
Amortization of debt issuance costs and Royalty Rights	350	128
Loss on impairment of intangible assets	238,831	—
Recurring fair value measurements of assets and liabilities	(7,612)	6,845
Debt-related expenses	9,918	—
Provisions for inventory and other assets	2,129	828
Stock-based compensation	6,516	5,116
Deferred income taxes	47,192	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	33,865	(319)
Inventories	(8,898)	(7,607)
Prepaid and other assets	6,769	13,288
Accounts payable and other accrued liabilities	(21,523)	(7,193)
Accrued rebates, returns and discounts	(11,027)	(4,058)
Interest payable	(1,376)	(1,232)
Net cash provided by operating activities	43,897	51,901
Investing Activities
Purchases of property and equipment	(528)	—
Purchase of Sympazan	(280)	—
Net cash acquired in Spectrum Merger	1,950	—
Purchase of Otrexup	—	(16,889)
Proceeds from sale of investments	2,194	—
Net cash provided by (used in) investing activities	3,336	(16,889)
Financing Activities
Proceeds from issuance of 2027 Convertible Notes	—	65,916
Payments in connection with 2027 Convertible Notes	(10,500)	—
Payment of direct transaction costs related to convertible debt inducement	(1,119)	—
Payment in connection with 2024 Senior Notes	—	(70,750)
Payment of contingent consideration	(15,408)	(7,845)
Proceeds from the issuance of common stock	—	7,020
Payments related to the vesting and settlement of equity awards, net	(7,770)	(707)
Other financing activities	(489)	(630)
Net cash used in financing activities	(35,286)	(6,996)
Net increase in cash and cash equivalents	11,947	28,016
Cash and cash equivalents at beginning of year	64,941	36,810
Cash and cash equivalents at end of period	$76,888	$64,826

Supplemental Disclosure of Cash Flow Information
Net cash paid (refunded) for income taxes	$3,424	$(7,822)
Cash paid for interest	$3,651	$7,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization

Assertio Holdings, Inc., or the Company, is a commercial pharmaceutical company offering differentiated products to patients. The Company has built its commercial portfolio through a combination of increased opportunities with existing products, as well as through the acquisition or licensing of additional approved products. The Company’s primary marketed products include INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, ROLVEDONTM (elflapegrastim-xnst) injection for subcutaneous use, Otrexup® (methotrexate) injection for subcutaneous use, Sympazan® (clobazam) oral film, SPRIX® (ketorolac tromethamine) Nasal Spray, CAMBIA® (diclofenac potassium for oral solution), and Zipsor® (diclofenac potassium) Liquid filled capsules. Other commercially available products include OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries.

On July 31, 2023 (the “Effective Date”), the Company completed the acquisition of Spectrum Pharmaceuticals, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products, (the “Spectrum Merger”). Refer to Note 2, Acquisitions, for additional information.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023 or future operating periods.

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
NOTE 2. ACQUISITIONS
Spectrum Pharmaceuticals

On the Effective Date, the Company completed the Spectrum Merger pursuant to an Agreement and Plan of Merger (“the Merger Agreement”), dated as of April 24, 2023, with Spectrum surviving the Merger as a wholly-owned subsidiary of the Company. The Company accounted for the Spectrum Merger using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805 and is considered the accounting acquirer.

Pursuant to the Merger Agreement, each issued and outstanding share of Spectrum common stock as of the Effective Date was converted into the right to receive (i) 0.1783 shares of the Company’s common stock and (ii) one contingent value right (“CVR”) representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20, settleable in cash, additional shares of Assertio common stock or a combination of cash and additional shares of Assertio common stock at the Company’s sole discretion, upon the achievement of certain sales milestones related to Spectrum’s product ROLVEDON. Subject to adjustments, each CVR represents the right to receive up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025. In addition, upon consummation of the Spectrum Merger, Spectrum’s outstanding employee stock awards and other warrants that were outstanding immediately as of the Effective Date automatically vested (if unvested) and/or cancelled, as applicable, which generally resulted in the issuance of shares of the Company’s common stock and/or CVRs to the holders of such stock awards or other warrants, in each case as dictated by the terms of the Merger Agreement. These shares and CVRs issued are considered part of the consideration transferred, and no compensation expense was recognized because the settlement was a condition of the Merger Agreement and other existing individual agreements, no future performance is required by the holders, and the fair value of the shares and CVRs is equivalent to the fair value of the existing employee stock awards and other warrants.

The following table reflects the components of the consideration transferred in the Spectrum Merger (in thousands, except exchange ratio and per share data):

Assertio shares issued	38,013
Assertio closing price per share as of the Effective Date	$5.69
Fair value of Assertio shares issued	$216,294
Repayment of Spectrum's long-term debt (1)	32,647
CVRs(2)	3,932
Total fair value of consideration transferred	$252,873

(1)Represents settlement of Spectrum’s existing long-term debt in connection with the close of the transaction. The Company concluded it did not assume the debt, therefore the amount paid to settle the debt has been accounted for and disclosed as part of the consideration transferred.
(2)Represents the fair value of 223,397 CVRs at $0.0176 per CVR issued to holders of Spectrum common stock, employee stock awards and warrants as of the Effective Date.

The CVRs represent a contingent consideration obligation measured at fair value and classified as liabilities on the Company’s Condensed Consolidated Balance Sheets. The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach and is based on Level 3 inputs. Refer to Note 17, Fair Value, for additional information. Fair value is based on the probability of achievement of 2024 and 2025 annual ROLVEDON net sales milestones. Significant assumptions include the discount rate and the probability assigned to the achievement of the net sales milestones. Achievement of both the 2024 and 2025 annual ROLVEDON net sales milestones would obligate the Company to transfer a maximum of approximately $44.7 million of additional consideration. No additional consideration would be paid by the Company if neither the 2024 nor 2025 annual ROLVEDON net sales milestones are achieved.

The following table reflects the preliminary fair value of the assets acquired and liabilities assumed at the Effective Date (in thousands). Goodwill is primarily attributable to expected synergies between the Company and Spectrum and is not expected to be deductible for tax purposes. The Company continues to assess the fair value of the assets acquired and liabilities assumed at the Effective Date, including any which may be impacted by Spectrum’s pending legal proceedings. Accordingly, the provisional fair value estimates of net assets acquired could potentially change, and the Company expects to finalize these values as soon as practical and no later than one year from the Effective Date.

Consideration transferred		$252,873

Assets:
Cash and cash equivalents	$34,600
Marketable securities	2,194
Accounts receivable	50,975
Inventories	22,244
Prepaid and other current assets	1,287
Property and equipment	100
Intangible assets	234,000
Other long-term assets	1,396
Total	$346,796

Liabilities:
Accounts payable	$10,108
Accrued rebates, returns and discounts	21,025
Accrued liabilities	36,509
Other current liabilities	784
Deferred taxes	34,250
Other long-term liabilities	11,103
Total	$113,779

Total Spectrum net assets acquired (1)		$233,017
Goodwill		$19,856

(1)Application of the acquisition method required the Company to adjust Spectrum assets and liabilities as of the Effective Date, including certain liabilities for variable consideration associated with ROLVEDON, to reflect conformity of Spectrum’s accounting policies to those of Assertio. Liabilities assumed include certain bonuses owed to former Spectrum executives under the terms of existing employment agreements triggered by the consummation of the Spectrum Merger.

The income approach was primarily used to value the acquired intangible assets, representing rights to Spectrum’s product ROLVEDON. Significant assumptions include the amount and timing of projected future cash flows; the discount rate selected to measure the inherent risk of future cash flows; and the assessment of the product’s life cycle and the competitive trends impacting the product. The ROLVEDON product rights will be amortized on a straight-line basis over its estimated useful life of 10 years.

Acquisition costs related to the Spectrum Merger were approximately $2.7 million and $8.5 million for the three and nine months ended September 30, 2023, respectively. These costs are included within Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive (Loss) Income.

The following unaudited pro forma information represents the Company’s results of operations as if the Spectrum Merger had been completed as of January 1, 2022 (in thousands) and includes nonrecurring adjustments for additional costs of sales from the fair value step-up of inventories and transaction costs. The disclosure of pro forma net sales and net loss does not purport to indicate the results that would actually have been obtained had the Spectrum Merger been completed on the assumed date for the periods presented, or which may be realized in the future. The unaudited pro forma information does not reflect any operating efficiencies or cost savings that may be realized from the integration of the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$35,629	$34,212	$159,528	$42,466
Net loss	(285,658)	(22,073)	(326,769)	(98,616)

See Note 3, Revenue, for net sales of ROLVEDON from the Effective Date to September 30, 2023.

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects total revenue, net for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales, net:
INDOCIN products	$17,948	$21,869	$76,369	$66,067
ROLVEDON	7,132	—	7,132	—
Otrexup	2,807	3,004	9,222	8,699
Sympazan	2,103	—	7,232	—
SPRIX	2,545	2,455	6,807	6,437
CAMBIA	1,993	5,808	6,062	17,464
Zipsor	597	259	2,751	2,704
Other products	12	884	1,414	3,887
Total product sales, net	35,137	34,279	116,989	105,258
Royalties and milestone revenue	490	473	1,910	1,916
Other revenue	—	(540)	185	(1,290)
Total revenues	$35,627	$34,212	$119,084	$105,884
Product Sales, net

Product sales consists of sales of the Company’s products as listed above. As a result of the Spectrum Merger, the Company began recognizing ROLVEDON sales in August 2023. The Company acquired Sympazan and began shipping and recognizing its product sales in October 2022.

Other product sales include product sales for OXAYDO and SOLUMATRIX product.. The Company ceased OXAYDO product sales beginning in September 2023, and ceased SOLUMATRIX sales beginning in July 2022.

Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement granting the counterparty the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company receives royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. The Company recognized revenue related to CAMBIA in Canada of $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.
The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers in Other current liabilities in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, contract liabilities were zero and $0.2 million, respectively. The Company recognized Milestone revenue associated with the completion of certain service milestones of $0.5 million for both the nine months ended September 30, 2023 and 2022.

The Company recognized no Milestone revenue associated with the completion of certain service milestones for both the three months ended September 30, 2023 and 2022.
Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in a reduction to or an increase to total revenue during the period.
NOTE 4. ACCOUNTS RECEIVABLES, NET

As of September 30, 2023 and December 31, 2022, accounts receivable, net, of $62.5 million and $45.4 million, respectively, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $1.5 million and $0.9 million, respectively.
NOTE 5.  INVENTORIES, NET

The following table reflects the components of inventory, net as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$15,355	$1,367
Work-in-process	1,330	2,735
Finished goods	26,025	9,594
Total inventories, net	$42,710	$13,696

The Company writes down the value of inventory for potentially excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of September 30, 2023 and December 31, 2022, the Company recorded inventory write-downs of $5.7 million and $2.8 million, respectively.

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

The following table reflects prepaid and other current as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Prepaid assets and deposits	$2,614	$8,268
Other current assets	281	—
Total prepaid and other current assets	$2,895	$8,268

Other current assets includes the Company’s investment in NES Therapeutic, Inc. (“NES”). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES. Pursuant the terms of the Note Agreement, the Company purchased a $3.0 million aggregate principal Convertible Secured Promissory Note (the “NES Note”) which accrues interest annually at a rate of 10% for total consideration of $3.0 million, with both the aggregate principal and accrued interest due at maturity on August 2, 2024. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) U.S. Food and Drug Administration (“FDA”) acceptance of the New Drug Application (“NDA”), (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES, as defined in the Note Agreement. The Company’s investment in the NES Note is accounted as a loan receivable and is valued at amortized cost. As of both September 30, 2023 and December 31, 2022, the Company has assessed an estimated $3.5 million expected credit loss reserve on its investment based on its evaluation of probability of default that exists. The expected credit loss reserve recognized in each period represents the entire aggregate principal amount and outstanding interest incurred on the NES Note as of both September 30, 2023 and December 31, 2022. The Company’s investment in NES has been reclassified to Other current assets as of September 30, 2023 as it will mature within one year of the balance sheet date.

NOTE 7. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Furniture and office equipment	$1,808	$1,712
Laboratory equipment	20	20
Leasehold improvements	2,945	2,945
Construction in progress	528	—
	5,301	4,677
Less: Accumulated depreciation	(4,497)	(3,933)
Property and equipment, net	$804	$744

Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2023 and 2022, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income.

NOTE 8.  INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following table reflects the gross carrying amounts and net book values of intangible assets as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		September 30, 2023				December 31, 2022
	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Products rights:
INDOCIN	8.6	$154,100	$(43,126)	$(52,463)	$58,511	$154,100	$(33,495)	$120,605
ROLVEDON	9.8	234,000	(3,900)	(157,095)	73,005	—	—	—
Otrexup	6.2	44,086	(9,644)	(22,946)	11,496	44,086	(5,511)	38,575
Sympazan	11.1	14,550	(1,111)	—	13,439	14,550	(202)	14,348
SPRIX	3.6	39,000	(18,711)	(6,327)	13,962	39,000	(14,532)	24,468
Total intangible assets		$485,736	$(76,492)	$(238,831)	$170,413	$251,736	$(53,740)	$197,996

During the three months ended September 30, 2023, the Company’s market capitalization declined to below the book value of the Company’s equity. Management determined that the Company’s book value of equity exceeding its market capitalization represented an indicator of impairment with respect to its long-lived assets.

Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets. In performing this assessment, management concluded it was appropriate to group its assets at the entity level, most notably attributed to the significant shared operating cost structure which characterizes Assertio. The Company determined the carrying value of this asset group was not recoverable. Management then assessed and concluded that the fair value of the asset group was less than its carrying value and so recognized an impairment loss of approximately $238.8 million, which was allocated to the individual intangible assets of the group and is classified within Loss on impairment of intangible assets in the Condensed Consolidated Statement of Comprehensive (Loss) Income. The fair value of the asset group was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows and the selection of comparable revenue and earnings multiples utilizing guideline companies.

Amortization expense was $10.2 million and $22.8 million for the three and nine months ended September 30, 2023, respectively, and $8.0 million and $24.4 million for three and nine months ended September 30, 2022, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023 (remainder)	5,259
2024	21,035
2025	21,035
2026	21,035
2027	18,814
Thereafter	83,235
Total	$170,413

Goodwill

During the three months ended September 30, 2023, the Company recorded $19.9 million of goodwill from the Spectrum Merger. Refer to Note 2, Acquisitions, for additional details. Following the Company’s long-lived asset impairment discussed above, which was determined to be an indicator of impairment with respect to the Company’s goodwill, management tested goodwill for impairment by determining and comparing the fair value of its reporting unit to its carrying value, with the carrying value reflecting the allocated long-lived asset impairment loss. The fair value of the reporting unit was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows, a discount rate to reflect the risk inherent in the forecasted cash flows, and the selection of comparable revenue and earnings multiples utilizing guideline companies. Management concluded that the fair value of the reporting unit exceeded its carrying value and, accordingly, goodwill was not impaired as of September 30, 2023.
NOTE 9.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$1,806	$137
Prepaid asset and deposits	1,493	1,607
Other	696	965
Total other long-term assets	$3,995	$2,709

NOTE 10.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$2,468	$3,117
Accrued restructuring costs (See Note 19)	4,420	—
Other accrued liabilities	12,778	6,561
Taxes payable	1,353	—
Interest payable	217	1,593
Accrued royalties	829	910
Total accrued liabilities	$22,065	$12,181

NOTE 11.  DEBT

The following table reflects the Company’s debt as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
6.5% Convertible Senior Secured Notes due 2027	$40,000	$70,000
Royalty Rights obligation	—	470
Total principal amount	40,000	70,470
Plus: derivative liability for embedded conversion feature	764	252
Less: unamortized debt issuance costs	(1,898)	(3,849)
Carrying value	38,866	66,873
Less: current portion of long-term debt	—	(470)
Long-term debt, net	$38,866	$66,403

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

The Company used the net proceeds from the issuance of the 2027 Convertible Notes to repurchase $59.0 million aggregate principal amount of its then outstanding 13% senior secured notes due 2024 (the “2024 Secured Notes”) assumed in accordance with the Company’s merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”) and $3.0 million in associated interest payments pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the offering of the 2027 Convertible Notes.

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued in a partial settlement of the 2027 Convertible Notes (the “Exchanged Notes”). As a result of the Convertible Note Exchange in the first quarter of 2023, the Company recorded an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million, the total of which is reported in Debt-related expenses in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the nine months ended September 30, 2023. The induced conversion expense represents the fair value of the consideration transferred in the Convertible Note Exchange in excess of the fair value of common stock issuable under the original terms of the 2027 Convertible Notes. Additionally, approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes were recognized as Additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets for the nine months ended September 30, 2023.

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

Pursuant to the terms of the Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of September 30, 2023.

The following table reflects the carrying balance of the 2027 Convertible Notes as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Principal balance	$40,000	$70,000
Derivative liability for embedded conversion feature	764	252
Unamortized debt issuance costs	(1,898)	(3,849)
Carrying balance	$38,866	$66,403

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method, with an effective interest rate determined to be 7.8%. During the three and nine months ended September 30, 2023, the Company amortized $0.1 million and $0.4 million, respectively, of the debt discount on the 2027 Convertible Notes. During the nine months ended September 30, 2023, $1.6 million of unamortized issuance costs related to the Exchanged Notes were recognized as Additional paid-in capital.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. See Note 17, Fair Value, for further details around the estimated fair value of the derivative liability. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.8 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. Accordingly, the Company has recognized a loss on the fair value adjustment of the derivative liability in the amount of $0.5 million in Other (loss) gain in the Consolidated Statements of Comprehensive Loss (Income) for both the three and nine months ended September 30, 2023. There was no gain or loss on the fair value adjustment of the derivative liability for the three and nine months ended September 30, 2022. All of the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s financial statements.

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

Interest Expense

Royalty Rights and debt issuance costs are amortized as interest expense using the effective interest method. The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on 2027 Convertible Notes	$650	$456	$2,275	$456
Interest on 2024 Secured Notes	—	1,516	—	6,064
Amortization of Royalty Rights(1)	—	80	—	128
Amortization of debt issuance costs	102	—	350	—
Total interest expense	$752	$2,052	$2,625	$6,648
(1)As a result of the extinguishment of the Royalty Rights obligation in the fourth quarter of 2022, there will be no additional amortization expense recognized in future periods.

NOTE 12.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and options, as well as performance-based RSUs and options.

Stock-based compensation of $1.9 million and $6.5 million, respectively, for the three and nine months ending September 30, 2023, and $2.4 million and $5.1 million, respectively, for the three and nine months ended September 30, 2022, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income.

During the nine months ended September 30, 2023 the Company granted 0.8 million RSUs at a weighted-average fair market value of $5.61 per share, and 0.7 million options at a weighted-average fair market value of $4.51 per share.

As previously disclosed, during the three months ended June 30, 2022, the Company granted a total of 1.0 million market-based performance RSUs (“performance RSUs”) to executive officers under the Company’s Amended and Restated 2014 Omnibus Incentive Plan. At the grant date, the weighted-average fair value of the performance RSUs was determined using a Monte Carlo simulation model to be $2.24 per performance RSU. The market-based conditions of the performance RSUs were achieved in the first quarter of 2023. Then, upon vesting of the performance RSUs in the second quarter of 2023, the compensation committee of the Company’s board of directors elected, under the terms of the performance RSU grants, to settle approximately 0.3 million of the performance RSUs in cash based on their fair market value on the vesting date, and settle 0.2 million of the performance RSUs in shares of the Company’s common stock. Approximately 0.5 million of the performance RSUs were withheld to settle the employees’ tax liability.

During the second quarter of 2023, approximately $2.6 million was paid by the Company to cash settle the performance RSUs and $3.4 million was paid by the Company to settle the employee’s tax liability, which are included in both Common stock issuance and other impacts of the vesting and settlement of equity awards in the Company’s Condensed Consolidated Statements of Shareholders’ Equity, and Payments related to the vesting and settlement of equity awards in the Company’s Condensed Consolidated Statements of Cash Flows.

NOTE 13.  LEASES

As of September 30, 2023, the Company has a non-cancelable operating lease for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). On May 1, 2023, the Company amended the Lake Forest Lease to reduce the size of leased premises and extend the term of the lease through December 31, 2030. In conjunction with the amendment of the Lake Forest Lease on May 1, 2023, the Company recognized an increase to both operating right-of-use asset and noncurrent operating lease liability of approximately $1.3 million, calculated using a discount rate of 7.41%.

Prior to the Company’s corporate headquarters relocation in 2018, the Company had leased its previous corporate office in Newark, California (the “Newark Lease”), which terminated at the end of November 2022. The Newark lease was partially subleased through the lease term of November 2022. Operating lease costs and sublease income related to the Newark facility are accounted for in Other gain in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income. Sublease income for the nine months ended September 30, 2022 includes a gain of $0.6 million from the early termination and settlement of a Newark facility sublease during the first quarter of 2022.

In connection with the Spectrum Merger, the Company assumed leases for two facilities and certain office equipment which Spectrum had previously been the lessee. As of September 30, 2023, the Company has recognized an operating right-of-use asset associated with these leases of $0.4 million, and a current and noncurrent lease liability associated with these leases of $0.7 million and $0.3 million, respectively. Refer to Note 19, Restructuring Charges, for further detail on the accounting for the leases assumed in the Spectrum Merger.

The following table reflects lease expense and income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2023	2022	2023	2022
Operating lease cost	Selling, general and administrative expenses	$65	$39	$161	$118
Operating lease cost	Other gain	—	148	—	444
Total lease cost		$65	$187	$161	$562

Sublease Income	Other gain	$—	$168	$—	$1,111
The following table reflects supplemental cash flow information related to leases for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$225	$533	$433	$1,593
The following table reflects supplemental balance sheet information related to leases as of September 30, 2023 and December 31, 2022 (in thousands):

	Financial Statement Classification	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other long-term assets	$1,806	$137
Liabilities
Current operating lease liabilities	Other current liabilities	$970	$401
Noncurrent operating lease liabilities	Other long-term liabilities	1,679	—
Total lease liabilities		$2,649	$401

NOTE 14.  COMMITMENTS AND CONTINGENCIES

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

General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of both September 30, 2023 and December 31, 2022, the Company had a legal contingency accrual of approximately $3.2 million. The Company continues to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20-25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Provisions for loss contingencies are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income and the related accruals are recorded in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

Other than matters disclosed below, the Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. The Company may also become party to further litigation in federal and state courts relating to opioid drugs. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth below, the Company is not currently involved in any matters that the Company believes may have a material adverse effect on its business, results of operations, cash flows or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

Glumetza Antitrust Litigation
Antitrust class actions and related direct antitrust actions were filed in the U.S. District Court for the Northern District of California against the Company and several other defendants relating to its former drug Glumetza®. The plaintiffs sought to represent a putative class of direct purchasers of Glumetza. In addition, several retailers, including CVS Pharmacy, Inc., Rite Aid Corporation, Walgreen Co., the Kroger Co., the Albertsons Companies, Inc., H-E-B, L.P., and Hy-Vee, Inc. (the “Retailer Plaintiffs”), filed substantially similar direct purchaser antitrust claims in the same District Court.

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

In July 2022, the Company became aware that the DOJ issued a press release stating that it had settled claims against a physician whom the DOJ alleged had received payments for paid speaking and consulting work from two pharmaceutical companies, including Depomed, Inc. (“Depomed,” now known as Assertio Therapeutics), in exchange for prescribing certain of the companies’ respective products. As part of the settlement, the physician did not admit liability for such claims and the press release stated that there has been no determination of any liability for such claims. The Company denies any wrongdoing and disputes the DOJ’s characterization of the payments from Depomed.

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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (“MDL Court”) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings has also been named in six such cases. In April 2022, the Judicial Panel on Multi-District Litigation issued an order stating that it would no longer transfer new opioid cases to the MDL Court. Since that time, Assertio Therapeutics has been named in lawsuits pending in federal courts outside of the MDL Court (in Georgia and New York). Plaintiffs may file additional lawsuits in which the Company may be named. Plaintiffs in the pending federal cases involving Assertio Therapeutics or Assertio Holdings include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

State Opioid Litigation

Related to the federal cases noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Delaware, Missouri, Pennsylvania, Texas and Utah. Assertio Holdings is named as a defendant in one of these cases in Pennsylvania. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving Assertio Therapeutics or Assertio Holdings, plaintiffs are asserting state common law and statutory claims against the defendants similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. The state lawsuits in which Assertio Therapeutics or Assertio Holdings has been served are generally each at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

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

Stockholder Actions

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for eflapegrastim (ROLVEDON) in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for Poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On November 30, 2022, the defendants filed a motion to dismiss the amended complaint, which was fully briefed as of February 27, 2023 and remains pending. Discovery is stayed pending resolution of the motion to dismiss. There is no hearing date presently scheduled. The Company intends to vigorously defend itself in this matter.

Christiansen v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292 (filed December 5, 2022 in the U.S. District Court for the Southern District of New York) (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for Poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On February 15, 2023, the Court consolidated the three New York lawsuits. On March 21, 2023, the Court entered an order designating Steven Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. The defendants filed a motion to dismiss the consolidated New York Action on July 25, 2023, which was fully briefed as of October 19, 2023 and remains pending. Discovery is stayed pending resolution of the motion to dismiss. There is no hearing date presently scheduled. The Company intends to vigorously defend itself in this matter.

Csaba v. Turgeon, et. al, (filed December 15, 2021 in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al, (filed March 15, 2022 in the U.S. District Court District of Nevada); Johnson v. Turgeon, et. al, (filed March 29, 2022 in the U.S. District Court District of Nevada); Raul v. Turgeon, et. al, (filed April 28, 2022 in the U.S. District Court District of Delaware); and Albayrak v. Turgeon, et. al, (filed June 9, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against Spectrum (as a nominal defendant), certain of Spectrum’s former executive officers and directors. The stockholder derivative complaints allege, inter alia, that certain of Spectrum’s former executive officers are liable to Spectrum, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for eflapegrastim. The complaints generally but not uniformly further allege that certain of Spectrum’s former officers and directors breached their fiduciary duties, and certain of Spectrum’s former directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for eflapegrastim. The allegations state that as a result of the violations, certain of Spectrum’s former executive officers and directors committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief.

The parties have agreed to stay all derivative actions until there is a decision on a motion to dismiss in the Luo Nevada securities class action.

NOTE 15. SHAREHOLDERS EQUITY

Issuance of Common Stock in the Spectrum Merger

Pursuant to the Merger Agreement, shares of Spectrum common stock issued and outstanding immediately prior to the Effective Date, as well as Spectrum restricted stock units, certain stock appreciation rights, certain options to purchase Spectrum common stock, and warrants to purchase Spectrum common stock, which, in each case, were outstanding immediately prior to the Effective Date and were either vested or became vested as a result of the Spectrum Merger on the Effective Date, were converted into the right to receive fully paid and non-assessable shares of the Company’s common stock based on the exchange ratio as set forth in the Merger Agreement (see Note 2, Acquisitions). Accordingly, on the Effective Date the Company issued approximately 38.0 million shares of its common stock to the previous holders of Spectrum common stock, net of a fractional share settlement.

Exchanged Convertible Notes

Related to the Convertible Note Exchange (See Note 11, Debt) in the first quarter of 2023, the Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in the transactions. The Company did not receive any cash proceeds from the issuance of the shares of its common stock but recognized additional paid-in capital of $28.3 million during the nine months ended September 30, 2023 related to the common stock share issuance, net of approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes.

At-The-Market Program

The Company is party to a sales agreement with Roth Capital Partners, LLC (“Roth”) as sales agent to sell shares of the Company’s common stock, from time to time, through an at-the-market (“ATM”) offering program having an aggregate offering price of up to $25.0 million. As a result of the issuance of the 2027 Convertible Notes (See Note 11, Debt), the Company has determined to suspend use of its ATM offering program. Prior to suspending the ATM offering program, 2,463,637 shares had been issued and settled at an average price of $3.02, through which the Company received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million.

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

During the nine months ended September 30, 2022, 0.4 million warrants were exercised, and 0.4 million of the Company’s common shares, were issued by the Company. Subsequent to these warrant exercises in the nine months ended September 30, 2022, there were no outstanding warrants remaining.

NOTE 16.  NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period.

Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and convertible debt. For purposes of this calculation, stock-based awards and convertible debt are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented when the effect is dilutive. As a result, interest expense, net of tax, and any other income statement impact associated with the 2027 Convertible Notes, net of tax, is added back to net (loss) income used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the potential dilution effect of the convertible debt if converted into the Company’s common stock. For the three and nine months ended September 30, 2022, the Company’s potentially dilutive stock-based awards and convertible debt were included in the computation of diluted net income per share. However, as the Company was in a net loss position for the three and nine months ended September 30, 2023, the Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share, because to do so would be anti-dilutive.

The following table reflects the calculation of basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net (loss) income per share
Net (loss) income	$(279,544)	$4,174	$(274,558)	$21,072
Weighted-average common shares outstanding	81,713	48,180	63,066	46,566
Basic net (loss) income per share	$(3.42)	$0.09	$(4.35)	$0.45

Diluted net (loss) income per share
Net (loss) income	$(279,544)	$4,174	$(274,558)	$21,072
Add: Convertible debt interest expense, net of tax	—	497	—	487
Adjusted net (loss) income	(279,544)	4,671	(274,558)	21,559
Weighted-average common shares and share equivalents outstanding	81,713	48,180	63,066	46,566
Add: effect of dilutive stock-based awards and equivalents	—	1,960	—	1,462
Add: effect of dilutive convertible debt under if-converted method	—	7,246	—	2,442
Denominator for diluted net (loss) income per share	81,713	57,386	63,066	50,470
Diluted net (loss) income per share	$(3.42)	$0.08	$(4.35)	$0.42

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net (loss) income per share, because to do so would be anti-dilutive, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible notes	9,768	—	11,324	—
Stock-based awards and equivalents	7,016	2,983	7,641	1,329
Total potentially dilutive common shares	16,784	2,983	18,965	1,329

NOTE 17.  FAIR VALUE

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

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	Cash and cash equivalents	$—	$38,204	$—	$38,204
Money market funds	Cash and cash equivalents	22,797	—	—	22,797
Total		$22,797	$38,204	$—	$61,001
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$12,800	$12,800
Long-term contingent consideration	Contingent consideration	—	—	16,100	16,100
Derivative liability	Long-term debt	—	—	764	764
Total		$—	$—	$29,664	$29,664

December 31, 2022	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper	Cash and cash equivalents	$—	$4,983	$—	$4,983
U.S. Treasuries	Cash and cash equivalents	—	3,981	—	3,981
U.S. Government agencies	Cash and cash equivalents	—	10,937	—	10,937
Money market funds	Cash and cash equivalents	38,478	—	—	38,478
Total		$38,478	$19,901	$—	$58,379
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$26,300	$26,300
Long-term contingent consideration	Contingent consideration	—	—	22,200	22,200
Derivative liability	Long-term debt	—	—	252	252
Total		$—	$—	$48,752	$48,752

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

Contingent Consideration Obligations

Spectrum Merger Contingent Variable Right

Pursuant to the Spectrum Merger, the Company issued CVRs (See Note 2, Acquisitions) that represent a contingent consideration obligation which is measured at fair value. The Company has a contingent obligation to make payments to the holders of the CVRs representing a contractual right to receive consideration worth up to an aggregate maximum amount of $0.20 per CVR, contingent on the achievement of annual sales milestones in 2024 and 2025 of Spectrum’s product ROLVEDON. The Company classified the acquisition-related contingent consideration liabilities as a Level 3 measurement, due to the lack of relevant observable inputs and market activity.

The initial fair value of the CVR determined as of the Effective Date of the Spectrum Merger was $3.9 million. As of September 30, 2023, the fair value of the Company’s CVR liability related to the Spectrum Merger was determined by the

Company to be zero. During both the three and nine months ended September 30, 2023, the Company recognized a benefit of $3.9 million for the change in fair value of the CVR contingent consideration, which was recognized in Change in fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income. The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2023 included the discount rate of 18.0% and updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

Zyla Merger Contingent Consideration Obligation
Pursuant to the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as a Level 3 measurement, due to the lack of relevant observable inputs and market activity. As of September 30, 2023 and December 31, 2022, INDOCIN product contingent consideration was $28.9 million and $48.5 million, respectively, with $12.8 million and $26.3 million classified as current and $16.1 million and $22.2 million classified as long-term contingent consideration, respectively, in the Company’s Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2023, the Company recognized a benefit of $17.5 million and $8.1 million, respectively, for the change in fair value of contingent consideration, which was recognized in Change in fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income. During the three and nine months ended September 30, 2022, the Company recognized an expense of $3.9 million and $6.8 million, respectively, for the change in fair value of contingent consideration. The fair value of the contingent consideration is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2023 included revenue volatility of 30%, discount rate of 8.5%, credit spread of 3.8% and updated projections of future INDOCIN product revenues.

The following table summarizes changes in fair value of the Company’s contingent consideration obligations that are measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value, beginning of the period	$42,500	$36,759	$48,500	$37,659
Fair value of contingent consideration incurred in Spectrum Merger	3,932	—	3,932	—
Change in fair value of contingent consideration recorded within costs and expenses	(17,532)	3,900	(8,124)	6,845
Cash payment related to contingent consideration	—	(4,000)	(15,408)	(7,845)
Fair value, end of the period	$28,900	$36,659	$28,900	$36,659

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.8 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. Accordingly, the Company has recognized a loss on the fair value adjustment of the derivative liability in the amount of $0.5 million in Other (loss) gain in the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023. There was no gain or loss on the fair value adjustment of the derivative liability for the three and nine months ended September 30, 2022.

The following table summarizes changes in fair value of the derivative liability that is measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Fair value, beginning of the period	$252	$252
Change in fair value of derivative liability recorded within Other (loss) gain	512	512
Fair value, end of the period	$764	$764

There was no change in the fair value of the derivative liability for the three and nine months ended September 30, 2022.

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities, including trade accounts receivable and accounts payable, are not remeasured to fair value, as the carrying cost of each approximates its fair value. As of September 30, 2023, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $41.8 million, compared to a par value of $40.0 million. As of December 31, 2022, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $92.5 million, compared to a par value of $70.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of September 30, 2023 and December 31, 2022 based on a market approach which represents a Level 2 valuation.

NOTE 18.  INCOME TAXES

As of September 30, 2023, the Company’s net deferred tax assets are expected to be fully offset by a valuation allowance for the year ending December 31, 2023. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods. The Company continues to assess the realizability of its deferred tax assets on a quarterly basis. As part of its valuation allowance assessment as of September 30, 2023, the Company was no longer able to rely on its projected availability of future taxable income from pre-tax income forecasts. As such, the Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in the recording of the full valuation allowance during the three months ended September 30, 2023. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the three and nine months ended September 30, 2023, the Company recorded an income tax expense of $50.7 million and $52.4 million, respectively. The difference between the income tax expense in each period and the tax at the federal statutory rate of 21.0% on current year operations is principally due to the impact of the valuation allowance, offset by state taxes, disallowed officer’s compensation, and capital expenses.

The Company files income tax returns in the United States federal jurisdiction and in various states. The statutes of limitations for the Company's tax returns filed for the years 2007 through 2021 have not expired. Because of net operating losses and unutilized research and development credits, substantially all of the Company’s tax years remain open to examination. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense by the Company. As of September 30, 2023, the Company did not have significant accrued interest and penalties associated with unrecognized tax benefits.

NOTE 19.  RESTRUCTURING CHARGES

In August 2023, the Company implemented a reorganization plan of its workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at the Company’s headquarters office and the exit of certain leased facilities and office equipment. The Company will continue to implement additional measures under the Spectrum Reorganization Plan as needed and expects the recognition of any costs and cash payments under the Spectrum Reorganization Plan to be completed by the end of the third quarter of 2024.

The staff reductions under the Spectrum Reorganization Plan are the result of a distinct severance plan approved by the Company’s board of directors and are not being executed as part of established Company policies or plans. Accordingly, the related employee compensation costs were primarily recognized in the third quarter of 2023, which is when the plan and underlying terms were finalized, approved by the Company’s board of directors, and communicated to the impacted staff, and since the reductions were effective immediately. Total employee compensation costs recognized under the Spectrum Reorganization Plan through September 30, 2023 were approximately $2.3 million. In addition, the leased facilities and office equipment referenced above are not expected to be in use for any business purpose by the end of 2023, and the Company will not sublease the facilities and office equipment due to the short remaining lease terms. Accordingly, the criteria for abandonment accounting to be applied to the leased facilities and office equipment were met in the third quarter of 2023. The facility exit costs represent the acceleration of the underlying right-of-use asset amortization to align with the cease use date for the abandoned facilities and office equipment. Total facility exit costs under the Spectrum Reorganization Plan are expected to be $1.3 million.

The following table reflects total expenses related to the Spectrum Reorganization Plan recognized within the Condensed Consolidated Statement of Comprehensive (Loss) Income as Restructuring charges for three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Employee compensation costs	$2,257	$2,257
Facility exit costs	777	777
Total restructuring charges	$3,034	$3,034

The following table summarizes the changes in the Company’s accrued restructuring liability under the Spectrum Reorganization Plan, which is classified within Accrued liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2023 (in thousands):

Employee compensation costs
Balance as of December 31, 2022	$—
Restructuring accrual assumed in Spectrum Merger (See Note 2)	7,508
Net accrual additions	2,257
Cash paid	(5,345)
Balance as of September 30, 2023	$4,420

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

We are a commercial pharmaceutical company offering differentiated products to patients. We have built our commercial portfolio through a combination of increased opportunities with existing products, as well as through the acquisition or licensing of additional approved products. Our primary marketed products are:

INDOCIN® (indomethacin) Suppositories	A suppository and oral solution of indomethacin used both in hospitals and out-patient settings. Both products are nonsteroidal anti-inflammatory drug (NSAID), indicated for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
ROLVEDONTM (eflapegrastim-xnst) injection for subcutaneous use	A novel long-acting granulocyte colony-stimulating factor for the treatment of chemotherapy-induced neutropenia.
Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing a prescription medicine, methotrexate. Otrexup is a folate analog metabolic inhibitor indicated for the:

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

On July 31, 2023 (the “Effective Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 24, 2023, we completed the acquisition of Spectrum Pharmaceutical, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products (the “Spectrum Merger”). We accounted for the Spectrum Merger using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805 and are considered the accounting acquirer. The results of operations of Spectrum are included in our condensed consolidated financial statements as of the Effective Date.

Pursuant to the Merger Agreement, each issued and outstanding share of Spectrum common stock as of the Effective Date was converted into the right to receive (i) 0.1783 shares of our common stock and (ii) one contingent value right (“CVR”)

representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20, settleable in cash, additional shares of Assertio common stock or a combination of cash and additional shares of Assertio common stock at our sole discretion, upon the achievement of certain sales milestones related to Spectrum’s product ROLVEDON. Subject to adjustments, each CVR represents the right to receive up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025. In addition, upon consummation of the Spectrum Merger, Spectrum’s outstanding employee stock awards and other warrants that were outstanding immediately as of the Effective Date automatically vested (if unvested) and/or cancelled, as applicable, which generally resulted in the issuance of shares of Assertio common stock and/or CVRs to the holders of such stock awards or other warrants, in each case as dictated by the terms of the Merger Agreement. These shares and CVRs issued are considered part of the consideration transferred, and no compensation expense was recognized because the settlement was a condition of the Merger Agreement and other existing individual agreements, no future performance is required by the holders, and the fair value of the shares and CVRs is equivalent to the fair value of the existing employee stock awards and other warrants.

On August 22, 2022, we issued $70.0 million aggregate principal amount of Convertible Senior Notes which mature on September 1, 2027 and bear interest at the rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023 (the “2027 Convertible Notes”). We used the net proceeds from the issuance of the 2027 Convertible Notes to repurchase the remaining $59.0 million aggregate principal amount of our then outstanding 13.0% Senior Secured Notes due 2024 (the “2024 Secured Notes”) and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Notes. We expect to use the remaining net proceeds from the 2027 Convertible Notes for general corporate purposes.

On February 27, 2023, we completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued in a partial settlement of the 2027 Convertible Notes (the “Exchanged Notes”). Refer to Note 11, Debt, of the accompanying Condensed Consolidated Financial Statements for additional information on the 2027 Convertible Notes.

Segment Information

We manage our business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. To date, substantially all of our revenues from product sales are related to sales in the U.S.

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek,” “estimate,” “could,” “might,” “should,” “goal,” “target,” “project,” “approximate”, “potential,” “opportunity,” “pursue,” “strategy,” “prospective” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

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

•our ability to achieve the expected financial performance from products we acquire, as well as delays, challenges and expenses, and unexpected costs associated with integrating and operating newly-acquired products, including our expectations around the sales and growth prospect of ROLVEDON;

•our expectations regarding industry trends, including pricing pressures and managed healthcare practices;

•our ability to execute on and realize anticipated benefits from our reorganization plan in connection with the Spectrum Merger;

•our ability to attract and retain key executive leadership;

•the potential impacts of future outbreaks of epidemics, pandemics or other diseases, including volatility in prescriptions associated with elective procedures, on our liquidity, capital resources, operations and business and those of the third parties on which we rely, including suppliers and distributors;

•the ability of our third-party manufacturers to manufacture adequate quantities of commercially salable inventory and active pharmaceutical ingredients for each of our products on commercially reasonable terms and in compliance with their contractual obligations to us, and our ability to maintain our supply chain, which relies on single-source suppliers;

•the outcome of, and our intentions with respect to, any litigation or investigations, including antitrust litigation, opioid-related investigations, opioid-related litigation and related claims for negligence and breach of fiduciary duty against our former insurance broker, as well as Spectrum’s legacy shareholder litigation, and other disputes and litigation, and the costs and expenses associated therewith;

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

This document also contains statements about the Spectrum Merger. Many factors could cause actual results to differ materially from these forward-looking statements with respect to the Spectrum Merger, including (1) the tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the new combined company’s operations resulting from the Spectrum Merger; (2) the impact of pending Spectrum litigation and potential litigation relating to the Spectrum Merger; (3) the impact of disruption of management time from ongoing business operations due to the Spectrum Merger; (4) unexpected costs, charges or expenses resulting from the Spectrum Merger; (5) our and Spectrum’s ability to retain and hire key personnel; (6) competitive responses to the Spectrum Merger and the impact of competitive services; (7) potential adverse changes to business relationships resulting from the announcement or completion of the Spectrum Merger; (8) the combined company’s ability to achieve the growth prospects and synergies expected from the Spectrum Merger, as well as delays, challenges and expenses associated with integrating the combined company’s existing businesses; (9) negative effects of the announcement or the consummation of the Spectrum Merger on the market price of our common stock, credit ratings and operating results; and (10) legislative, regulatory and economic developments, including changing business conditions in the industries in which the new combined company operates. These risks, as well as other risks associated with the Spectrum Merger, are more fully discussed in the Amended Registration Statement on Form S-4 that we filed with the U.S. Securities and Exchange Commission in connection with the Spectrum Merger on June 14, 2023. While the list of factors presented here and in the Amended Registration Statement on Form S-4 are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, acquisitions, contingent consideration obligations, impairment of long-lived assets, goodwill, and income taxes to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. Except for critical accounting policies related to the accounting for goodwill discussed below, we believe there have been no significant changes in our critical accounting policies and significant judgements and estimates since we filed our 2022 Form 10-K. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Significant Estimates in our 2022 Form 10-K for further information.

Goodwill

Under the purchase method of accounting pursuant to Accounting Standards Codification (“ASC”) 805, goodwill is calculated as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Goodwill is recognized within other long-term assets, and is not amortized but subject to an annual review for impairment. Goodwill is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single reporting unit.

During the three months ended September 30, 2023, we recorded $19.9 million of goodwill from the Spectrum Merger. Also, during the three months ended September 30, 2023, we recognized a long-lived asset impairment, which was determined to be an indicator of impairment with respect to our goodwill, and as a result management tested goodwill for impairment by determining and comparing the fair value of its reporting unit to its carrying value, with the carrying value reflecting the allocated long-lived asset impairment loss. The fair value of the reporting unit was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows, a discount rate to reflect the risk inherent in the forecasted cash flows, and the selection of comparable revenue and earnings multiples utilizing guideline companies. Management concluded that the fair value of the reporting unit exceeded its carrying value and, accordingly, goodwill was not impaired as of September 30, 2023.

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales, net:
INDOCIN products	$17,948	$21,869	$76,369	$66,067
ROLVEDON	7,132	—	7,132	—
Otrexup	2,807	3,004	9,222	8,699
Sympazan	2,103	—	7,232	—
SPRIX	2,545	2,455	6,807	6,437
CAMBIA	1,993	5,808	6,062	17,464
Zipsor	597	259	2,751	2,704
Other products	12	884	1,414	3,887
Total product sales, net	35,137	34,279	116,989	105,258
Royalties and milestone revenue	490	473	1,910	1,916
Other revenue	—	(540)	185	(1,290)
Total revenues	$35,627	$34,212	$119,084	$105,884
Product sales, net
INDOCIN net product sales for the three months ended September 30, 2023 decreased $3.9 million from $21.9 million to $17.9 million, as compared to the same period in 2022 due to lower volume as a result of the August 2023 approval and launch of generic indomethacin suppositories and the sales by a 503B compounder of its competitive products. INDOCIN net product sales for the nine months ended September 30, 2023 increased $10.3 million from $66.1 million to $76.4 million, as compared to the same period in 2022 due to favorable net pricing as a result of a shift to more profitable channels, partially offset by a decrease in volume as a result of the August 2023 approval and launch of generic indomethacin suppositories and the sales by a 503B compounder of its competitive products. We expect INDOCIN volumes to continue to be impacted unfavorably by increasing competition as a result of the August 2023 approval and launch of generic indomethacin suppositories and the sales by a 503B compounder of its competitive products.
We acquired ROLVEDON on July 31, 2023 and began shipping and recognizing product sales for ROLVEDON immediately. ROLVEDON net product sales were $7.1 million during both the three and nine months ended September 30, 2023. Our initial assessment indicates there were several dynamics that impacted net product sales of ROLVEDON during the third quarter. While the early phase of the launch benefited from favorable reimbursement; expectations for an incremental demand increase from a permanent J-code issued by Centers for Medicare & Medicaid Services, effective April 1, 2023, have not been achieved, and there were high levels of inventory in the channel at the end of the second quarter of 2023.

ROLVEDON net product sales are impacted by the dynamic reimbursement environment and competitive market, changes in which will have an impact on sales recognized by us in future periods.
Otrexup net product sales for the three months ended September 30, 2023 decreased $0.2 million from $3.0 million to $2.8 million, as compared to the same period in 2022, primarily due to unfavorable payor mix, partially offset by higher volume. Otrexup net product sales for the nine months ended September 30, 2023 increased $0.5 million from $8.7 million to $9.2 million, as compared to the same period in 2022, primarily due to higher volume, partially offset by unfavorable payor mix.
We acquired Sympazan and began shipping and recognizing its product sales in October 2022. Sympazan net product sales totaled $2.1 million and $7.2 million for the three and nine months ended September 30, 2023.
SPRIX net product sales totaled $2.5 million for both the three months ended September 30, 2023 and 2022. SPRIX net product sales for the nine months ended September 30, 2023 increased $0.4 million from $6.4 million to $6.8 million, as compared to the same period in 2022, primarily due to favorable payor mix, partially offset by lower volume.
CAMBIA net product sales for the three and nine months ended September 30, 2023 decreased $3.8 million from $5.8 million to $2.0 million, and decreased $11.4 million from $17.5 million to $6.1 million, respectively, as compared to the same periods in 2022, primarily due to lower volume caused by generic entrants in 2023.
Zipsor net product sales for the three and nine months ended September 30, 2023 increased $0.3 million from $0.3 million to $0.6 million, and increased $0.1 million from $2.7 million to $2.8 million, respectively, as compared to the same periods in 2022, primarily due to favorable payor mix.
Other net product sales include sales for OXAYDO and SOLUMATRIX products. We ceased OXAYDO product sales beginning in September 2023, and ceased SOLUMATRIX product sales beginning in July 2022.
The increase in total product sales, net, for the three and nine months ended September 30, 2023, also reflects a decrease year over year in the amounts charged as a reduction to revenue for sales and return allowances, discounts, chargebacks, and rebates, which is attributed to changes in product mix and, specifically, a higher concentration of products that require lower levels of product sales allowances relative to our other products.

Royalties & Milestone revenue

In November 2010, we entered into a license agreement granting the counterparty the rights to commercially market CAMBIA in Canada. We receive royalties on net sales as well as certain one-time contingent milestone payments. We recognized revenue related to CAMBIA in Canada of $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.
We recognized Milestone revenue associated with the completion of certain service milestones of $0.5 million for both the nine months ended September 30, 2023 and 2022. We recognized no Milestone revenue for both the three months ended September 30, 2023 and 2022.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in reductions or an increase to total revenue during the period.

Cost of Sales (excluding amortization of intangible assets)
Cost of sales for the three months ended September 30, 2023 increased $3.1 million from $4.0 million to $7.1 million as compared to the same period in 2022, primarily due to (i) $2.6 million of cost of sales, including inventory step-up amortization, attributable to ROLVEDON, which began shipping in August 2023, and (ii) a $1.0 million increase in cost of sales attributable to Otrexup and SPRIX for the three months ended September 30, 2023 compared to the same period last year, partially offset by the impact of product mix.

Cost of sales for the nine months ended September 30, 2023 increased $4.6 million from $12.7 million to $17.3 million as compared to the same period in 2022, primarily due to: (i) $2.6 million of cost of sales, including inventory step-up amortization, attributable to ROLVEDON, (ii) a $3.4 million increase in cost of sales attributable to Otrexup and

SPRIX, and (iii) $1.8 million of cost of sales attributable to Sympazan, which began shipping in October 2022, partially offset by the impact of product mix.

Cost of sales are impacted by both product volume and mix, changes in which will have an impact on Cost of sales recognized by us in future periods.

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

Research and development expenses were $1.3 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, representing primarily costs directly associated with ongoing clinical trial activity for ROLVEDON. We did not have research and development expenses during the three and nine months ended September 30, 2022.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $9.1 million from $11.9 million for the three months ended September 30, 2022 to $21.0 million for the three months ended September 30, 2023, primarily due to: (i) $2.7 million of transaction-related expenses, primarily legal and professional fees, associated with the Spectrum Merger, (ii) $4.9 million of higher operating expenses as a result of the Spectrum Merger, (iii) $1.0 million of higher selling and marketing expenses related to Sympazan, and (iv) a net increase of $0.5 million in other general operating expenses.

Selling, general, and administrative expenses increased $21.6 million from $33.1 million for the nine months ended September 30, 2022 to $54.7 million for the nine months ended September 30, 2023, primarily due to: (i) $8.5 million of transaction-related expenses, primarily legal and professional fees, associated with the Spectrum Merger, (ii) $5.6 million of higher operating expenses as a result of the Spectrum Merger, (iii) $4.3 million of higher selling and marketing expenses for Sympazan and Otrexup, (iv) a gain of $2.0 million in the second quarter of 2022 for insurance reimbursement for previous opioid-related spend not repeating in 2023, and (v) an increase of $1.4 million in stock-based compensation expense.

Change in fair value of contingent consideration

Pursuant to the Spectrum Merger, we issued contingent value rights (“CVRs”) that represent a contingent consideration obligation which is measured at fair value. Pursuant to our merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), we assumed a contingent consideration obligation for future royalties on annual INDOCIN product net sales which is measured at fair value. The fair value of both contingent considerations are remeasured each reporting period, with changes in the fair values resulting from changes in the respective underlying inputs being recognized in operating expenses until both the contingent considerations arrangements are settled. Changes in the fair values of the contingent considerations are recognized in Change in fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Comprehensive Loss (Income).

During the three and nine months ended September 30, 2023, we recognized a benefit of $17.5 million and $8.1 million, respectively, for the change in fair value of contingent consideration, compared to an expense of $3.9 million and $6.8 million recognized for the three and nine months ended September 30, 2022, respectively.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. The initial fair value of the CVR determined as of the Effective Date of the Spectrum Merger was $3.9 million. As of September 30, 2023, the fair value of the CVR liability was determined to be zero. Accordingly, during both the three and nine months ended September 30, 2023, the Company recognized a benefit of $3.9 million for the change in fair value of the CVR contingent consideration. The significant assumptions used in the calculation of the fair value as of September 30, 2023 included the discount rate of 18.0% and updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

The fair value of the contingent consideration obligation incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029, and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2023 included revenue volatility of 30%, discount rate of 8.5%, credit spread of 3.8% and updated projections of future INDOCIN product revenues. Accordingly, during the three and nine months ended September 30, 2023, we recognized a benefit in costs and expenses of $13.6 million and $4.2 million, respectively, attributable to a decrease in the fair value of the contingent consideration incurred in the Zyla Merger in each of the periods, compared to an expense of $3.9 million and $6.8 million recognized for the three and nine months ended September 30, 2022, respectively

Intangible Assets

The following table reflects amortization of intangible assets for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of intangible assets—INDOCIN	$3,210	$3,210	$9,631	$9,631
Amortization of intangible assets—ROLVEDON	3,900	—	3,900	—
Amortization of intangible assets—Otrexup	1,378	1,378	4,133	4,133
Amortization of intangible assets—Sympazan	303	—	909	—
Amortization of intangible assets—SPRIX	1,393	1,393	4,179	4,179
Amortization of intangible assets—CAMBIA	—	1,988	—	5,963
Amortization of intangible assets—Zipsor	—	—	—	532
Total	$10,184	$7,969	$22,752	$24,438

Amortization expense for the three months ended September 30, 2023 increased $2.2 million from $8.0 million to $10.2 million, as compared to the same period in 2022, primarily due to the additional amortization of the ROLVEDON and Sympazan product rights acquired in July 2023 and October 2022, respectively, offset by the full amortization of CAMBIA intangible assets in the fourth quarter of 2022.

Amortization expense for the nine months ended September 30, 2023 decreased $1.7 million from $24.4 million to $22.8 million, respectively, as compared to the same period in 2022, primarily due to the full amortization of CAMBIA intangible assets in the fourth quarter of 2022 and the full amortization of Zipsor intangible assets in the first quarter of 2022, partially offset by additional amortization of the ROLVEDON and Sympazan product rights acquired in July 2023 and October 2022, respectively.

Loss on Impairment of Long-Lived Assets

During the three months ended September 30, 2023, our market capitalization declined to below the book value of our equity. Management determined that the Company’s book value of equity exceeding its market capitalization represented an indicator of impairment with respect to its long-lived assets.

Applying the relevant accounting literature, we first assessed the recoverability of our long-lived assets. In performing this assessment, management concluded it was appropriate to group its assets at the entity level, most notably attributed to the significant shared operating cost structure which characterizes Assertio. We determined the carrying value of this asset group was not recoverable. Management then assessed and concluded that the fair value of the asset group was less than its carrying value and so recognized an impairment loss of approximately $238.8 million, which was allocated to the intangible assets of the group and is classified within Loss on impairment of intangible assets in the Condensed Consolidated Statement of Comprehensive (Loss) Income. The fair value of the asset group was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows and the selection of comparable revenue and earnings multiples utilizing guideline companies.

Restructuring Charges

Restructuring charges were $3.0 million during both the three and nine months ended September 30, 2023. In August 2023, we implemented a reorganization plan of our workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at our headquarters office and the exit of certain leased facilities. We will continue to implement additional measures under the Spectrum Reorganization Plan as needed and expect the recognition of any costs and cash payments under the Spectrum Reorganization Plan to be completed by the end of the third quarter of 2024.

The staff reductions under the Spectrum Reorganization Plan are the result of a distinct severance plan approved by our board of directors and are not being executed as part of established Company policies or plans. Accordingly, the related employee compensation costs were primarily recognized in the third quarter of 2023, which is when the plan and underlying terms were finalized, approved by our board of directors, and communicated to the impacted staff, and since the reductions were effective immediately. Total employee compensation costs recognized under the Spectrum Reorganization Plan through September 30, 2023 were approximately $2.3 million. In addition, the leased facilities referenced above are not expected to be in use for any business purpose by the end of 2023, and we will not sublease the facilities due to the short remaining lease terms. Accordingly, the criteria for abandonment accounting to be applied to the leased facilities were met in the third quarter of 2023. We recognized facility exit costs of $0.7 million for the three months ended September 30, 2023, representing the acceleration of the underlying right-of-use asset amortization to align with the cease use date for the abandoned facilities. Total facility exit costs under the Spectrum Reorganization Plan are expected to be $1.3 million.

For the three and nine months ended September 30, 2022, there were no restructuring charges.

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

Other (Expense) Income

The following table reflects other expense (income) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Debt-related expenses	$—	$—	$(9,918)	$—
Interest expense	(752)	(2,052)	(2,625)	(6,648)
Other gain	138	2	1,601	453
Total other expense	$(614)	$(2,050)	$(10,942)	$(6,195)

Other expense decreased from $2.1 million to $0.6 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to lower interest expense and an increase in other gain, as further described below. Other expense increased from $6.2 million to $10.9 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to debt-related expenses incurred in the current year, partially offset by lower interest expense and increase in other gain, as further described below.

Debt-related expenses for the nine months ended September 30, 2023 consist of an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million incurred as a result of the $30.0 million Convertible Note Exchange in the first quarter of 2023, as described in Note 11, Debt, of the accompanying Condensed Consolidated Financial Statements.

The following table reflects interest expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest payable on 2027 Convertible Notes	$650	$522	$2,275	$522
Interest paid on 2024 Secured Notes	—	1,516	—	6,064
Amortization of Royalty Rights(1)	—	14	—	62
Amortization of debt issuance costs	102	—	350	—
Total interest expense	$752	$2,052	$2,625	$6,648
(1)As a result of the extinguishment of the Royalty Rights obligation during the fourth quarter of 2022, there will be no additional amortization expense recognized in future periods. Refer to Note 11 of the accompanying Condensed Consolidated Financial Statements for additional information on the Royalty Rights obligation.

For the three and nine months ended September 30, 2023, total interest expense decreased $1.3 million and $4.0 million, respectively, as compared to the same periods in 2022, primarily due to lower amounts of interest incurred on debt outstanding. On August 22, 2022, we issued $70.0 million in aggregate principal amount of 2027 Convertible Notes. We used the net proceeds from the 2027 Convertible Notes issuance to repurchase the remaining $59.0 million aggregate principal amount of our 2024 Secured Notes, which were outstanding during the three months ended September 30, 2022, and carried a higher interest rate.

For the three and nine months ended September 30, 2023, other gain increased $0.1 million and $1.1 million, respectively, as compared to the same periods in 2022, primarily due to higher interest income, partially offset by a loss of $0.5 million recognized in both the three and nine months ended September 30, 2023 for the change in the fair value of a derivative liability associated with an embedded derivative feature of our 2027 Convertible Notes, and a gain of $0.6 million from the early termination and settlement of a Newark facility sublease in 2022 that did not repeat in subsequent periods.

Income Tax Provision

For the three and nine months ended September 30, 2023, we recorded an income tax expense of $50.7 million and $52.4 million, respectively. The difference between the income tax expense in each period and the tax at the federal statutory rate of 21.0% on current year operations is principally due to the impact of the valuation allowance, offset by state taxes, disallowed officer’s compensation, and capital expenses. As part of our valuation allowance assessment as of September 30, 2023, we were no longer able to rely on our projected availability of future taxable income from pre-tax income forecasts. As such, we primarily relied on our reversing taxable temporary differences to assess our valuation allowance, which resulted in recording of the full valuation allowance during the three months ended September 30, 2023.

For the three and nine months ended September 30, 2022, we recorded an income tax expense of $0.2 million and $1.5 million, respectively, which represents an effective tax rate of 4.8% and 6.7%, respectively. The difference between income tax expense of $0.2 million and $1.5 million for the three and nine months ended September 30, 2022, and tax at the federal statutory rate of 21.0% was principally due to the partial release of the valuation allowance related to the movement in deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically and through September 30, 2023, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

As previously disclosed, in the three months ended June 30, 2022, we granted a total of 1.0 million market-based performance RSUs (“performance RSUs”) to executive officers under our Amended and Restated 2014 Omnibus Incentive Plan. The market-based conditions of the performance RSUs were achieved in the first quarter of 2023. Then, upon vesting of the performance RSUs in the second quarter of 2023, the compensation committee of our board of directors elected, under the terms of the performance RSU grants, to settle approximately 0.3 million of the outstanding performance RSUs in cash based on their fair market value on the vesting date, resulting in a cash payment of approximately $2.6 million, with the remaining performance RSUs and the employee’s tax withholding liabilities settled in shares of our common stock. The total cash payment of taxes related to net share settlement of the performance RSUs was approximately $3.4 million.

On August 22, 2022, we issued $70.0 million aggregate principal amount of 2027 Convertible Notes which mature on September 1, 2027 and bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023. We used the net proceeds from the 2027 Convertible Notes to repurchase the remaining $59.0 million aggregate principal amount of our then outstanding 2024 Secured Notes and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Notes. We expect to use the remaining net proceeds from the 2027 Convertible Notes for general corporate purposes.

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

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of September 30, 2023.

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
•expenditures related to our commercialization of our products, including our efforts to enhance the long-term prospects of ROLVEDON product sales;
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
•potential additional expenses relating to the Spectrum Reorganization Plan; and
•expenditures related to future clinical trial costs.

The inability to raise any additional capital that may be required to fund our future operations, payments due under our debt agreements, or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on the Company.

The following table reflects summarized cash flow activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$43,897	$51,901
Net cash provided by (used in) investing activities	3,336	(16,889)
Net cash used in financing activities	(35,286)	(6,996)
Net increase in cash and cash equivalents	$11,947	$28,016

Cash Flows from Operating Activities

Cash provided by operating activities was $43.9 million for the nine months ended September 30, 2023 compared to $51.9 million in the same period in 2022, primarily due to lower net income excluding non-cash items, partially offset by lower net working capital cash used in operations compared to last year.

For the nine months ended September 30, 2023, net loss was $274.6 million compared to net income of $21.1 million for the same period in 2022. For the nine months ended September 30, 2023, adjustments for non-cash items contributed approximately $282.7 million more to operating cash flows compared to the same period in 2022, primarily due to a $238.8 million loss on impairment of intangible assets, deferred income taxes, and debt-related expenses, of which there were none in the prior year period. For the nine months ended September 30, 2023, net working capital cash used in operations of approximately $2.2 million was $4.9 million lower than net working capital cash used in operations of approximately $7.1 million in the same period in 2022, primarily due to increased cash from accounts receivable payments, partially offset by (i) increased cash used in the payment of accounts payable and accrued liabilities due to timing, (ii) increased cash used in the settlement of accrued rebates, returns and discounts due to impact of sales product mix as well as timing of settlement, and (iii) the receipt of an $8.3 million one-time tax refund in the first quarter of 2022 not repeating.

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $3.3 million, which consisted of $2.2 million of proceeds from the sale of investments, and $2.0 million of net cash acquired in the Spectrum Merger, partially offset by cash paid for the transaction costs incurred with the acquisition of Sympazan and cash paid for purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2022 was $16.9 million, which consisted entirely of cash paid for the transaction costs incurred with the acquisition of Otrexup.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2023 was $35.3 million, which primarily consisted of (i) a $15.4 million payment for contingent consideration, (ii) $10.5 million in cash payments related to the Company’s 2027 Convertible Notes, (iii) $1.1 million of direct transaction cost payments made in connection with the Convertible Note Exchange, and (iv) cash payments related to the vesting and settlement of equity awards, of which $2.6 million related to the cash settlement of the vested performance RSUs, $3.4 million related to the total cash payment of taxes for the net share settlement of the vested performance RSUs, and $1.8 million related to cash used for employees’ withholding tax liability on stock award releases, net of cash received from stock option exercises. Cash used in financing activities for the nine months ended September 30, 2022 was $7.0 million, which primarily consisted of $70.8 million in principal payments on the 2024 Secured Notes and $7.8 million payment for contingent consideration, partially offset by $65.9 million in cash proceeds from the issuance of the 2027 Convertible Notes and $7.0 million in cash proceeds from the Company’s ATM offering program.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligations, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, remaining compensation and other potential cash payments under the Spectrum Reorganization Plan, and a non-cancelable lease for our office space. There were no material changes to our material cash requirements from contractual or other obligations outside the ordinary course of business or due to other factors since our Annual Report on Form 10-K for the year ended December 31, 2022. For a description of our material contractual or other obligations, see “Note 14. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Controls over Financial Reporting

We are finalizing the process of integrating our acquisition of Spectrum, including evaluating our internal controls, and designing and implementing an internal control structure over Spectrum’s operations, which we expect to complete in the first quarter of 2024.

There were no other changes in our internal controls over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 14. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the three months ended June 30, 2023. Except as set forth below and in our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, there have been no material changes since our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to other information in this report, the following information and risk factors, and the risks and uncertainties referenced above, should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above, including that set forth below, are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

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

There are no patents covering the INDOCIN products (which accounted for 64% of our revenue in 2022 and the first nine months of 2023), which means that a generic drug company could introduce a generic for these drugs at any time. In August 2023, a generic pharmaceutical company received approval from the FDA, and has started to manufacture and market 50mg indomethacin suppositories, the generic version of INDOCIN Suppositories. As a result, INDOCIN Suppositories now face competition from generic indomethacin suppositories. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including the FDA relating to indomethacin, which could indicate the development of one or more additional INDOCIN product generics or other formulations of indomethacin. Accordingly, we could face competition from other generic versions of the INDOCIN products at any time after the 180-day Competitive Generic Therapy (“CGT”) exclusivity expires. In addition, we also face competition for INDOCIN Suppositories from hospitals and other institutions, including a 503B outsourcing facility (commonly referred to as a 503B compounder), which began compounding 100 mg indomethacin suppositories in the second half of 2022 in what we believe to be violation of state and federal requirements for new drugs and labeling requirements related to adequate directions for use. For a 503B compounder to qualify for exemptions from these state and federal requirements, the 503B compounder must meet certain conditions set forth in Section 503B of the FDCA, including (1) using only bulk drug substances (i.e., indomethacin) that appear on a list identifying the bulk substances for which the FDA has determined that there is clinical need to use in compounding or that the drug product compounded from a bulk drug substance appears on the FDA’s drug shortage list; and (2) compounding a drug product that is not “essentially a copy” of an FDA-approved product. We believe that the 503B compounder compounding 100 mg indomethacin suppositories does not meet these conditions as indomethacin, while it is included on the FDA’s Category 1 list of bulk substances it is evaluating, is not on the FDA’s list of bulk substances for which there is a clinical need and INDOCIN Suppositories are not on the FDA’s drug shortage list; and we believe that the 100 mg indomethacin suppositories being compounded are “essentially a copy” of our FDA-approved INDOCIN Suppositories. Although we are vigorously pursuing remedies against this compounder, we cannot guarantee that we will be successful in causing it to discontinue sales of its unapproved indomethacin suppository product. We filed an unfair competition lawsuit in the United States District Court (S.D. Tex.) against this 503B compounder, which was dismissed on September 27, 2023; we have filed a notice of appeal.

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

We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products, and we depend on third parties that are single source suppliers to manufacture our products. Insufficient availability of our products or the active pharmaceutical ingredients and other raw materials necessary to manufacture our products, or the inability of our suppliers to manufacture and supply our products on commercially reasonable terms, will adversely impact our sales and/or margins upon depletion of the active ingredient and product inventories.

We have one qualified supplier for the active pharmaceutical ingredient in each of our products. We do not have, and we do not intend to establish in the foreseeable future, internal commercial-scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and any future product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, quality concern or failure to obtain sufficient supplies of our products, or the necessary active pharmaceutical ingredients, excipients or components, from our suppliers, including as a result of disruptions to supplier operations resulting from factors such as supply chain delays, public health emergencies, climate events or political unrest, or failures by us to satisfy minimum order requirements due to declines in product demand or otherwise, would adversely affect our business, results of operations and financial condition. In particular, our suppliers may be impacted by ongoing supply chain disruptions and inflationary pressures related to the COVID-19 pandemic and general macroeconomic conditions, which may result in supply delays and cost increases.

The manufacturing process for pharmaceutical products is highly regulated, and regulators may from time to time shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis and on commercially reasonable terms, or to conduct clinical trials, could be adversely affected. For example, in October 2023, Spectrum’s drug product manufacturer for ROLVEDON demanded a significant price increase despite fixed pricing provisions in Spectrum’s supply agreement through the latter half of 2025. Additionally, although we have fixed pricing with our contract manufacturer for INDOCIN Suppositories through July 2028, we understand the active pharmaceutical ingredient (API) provider to our INDOCIN contract manufacturer has demanded a significant price increase to continue supplying API to our contract manufacturer on a purchase order basis. We are assessing the legal and business implications of these circumstances and cannot predict how they may ultimately be resolved. The manufacturing processes of our third-party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ and/or suppliers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operations and financial condition could be adversely affected.

We have significant amounts of long-lived assets and goodwill which depend upon future positive cash flows to support the values recorded in our balance sheet. We are subject to increased risk of future impairment charges should actual financial results differ materially from our projections.

Our consolidated balance sheet contains significant amounts of long-lived assets, including intangible assets representing the product rights which we have acquired, and goodwill recorded from the Spectrum Merger. We review the carrying value of our long-lived assets and goodwill when indicators of impairment are present, as was the case in the three months ended September 30, 2023. Conditions that could indicate impairment of long-lived assets and/or goodwill include, but are not limited to, our market capitalization declining below the book value of our equity, a significant adverse change in market conditions, significant competing product launches by our competitors, significant adverse change in the manner in which the long-lived asset is being used, and adverse legal or regulatory outcomes.

During the three months ended September 30, 2023, we determined that our book value of equity exceeding its market capitalization represented an indicator of impairment with respect to our long-lived assets. Applying the relevant accounting literature, management first assessed the recoverability of our long-lived assets. In performing this assessment, management concluded it was appropriate to group its assets at the entity level, most notably attributed to the significant shared operating cost structure which characterizes Assertio. We determined the carrying value of this asset group was not recoverable.

Management then assessed and concluded that the fair value of the asset group was less than its carrying value and so recognized an impairment loss of approximately $238.8 million, which was allocated to the intangible assets of the group and is classified within Loss on impairment of intangible assets in the Condensed Consolidated Statement of Comprehensive (Loss) Income. The fair value of the asset group was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows and the selection of comparable revenue and earnings multiples utilizing guideline companies.

Following our long-lived asset impairment, which was determined to be an indicator of impairment with respect to our goodwill, management tested goodwill for impairment in the three months ended September 30, 2023 by determining and comparing the fair value of its reporting unit to its carrying value, with the carrying value reflecting the allocated long-lived asset impairment loss. The fair value of the reporting unit was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows, a discount rate to reflect the risk inherent in the forecasted cash flows, and the selection of comparable revenue and earnings multiples utilizing guideline companies. Management concluded that the fair value of the reporting unit exceeded its carrying value and, accordingly, goodwill was not impaired as of September 30, 2023.

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

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	2,226	$5.42	N/A	N/A
August 1, 2023 - August 30, 2023	3,787	$2.91	N/A	N/A
September 1, 2023- September 30, 2023	—	$—	N/A	N/A
Total	6,013	$3.84

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6. EXHIBITS

10.1
Contingent Value Rights Agreement, dated as of July 31, 2023, entered into by and between the Company and Computershare Inc. and its affiliate Computershare Trust Company, N.A., collectively, as Rights Agent.

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

Date: November 8, 2023	ASSERTIO HOLDINGS, INC.

/s/ Daniel A. Peisert
Daniel A. Peisert
President and Chief Executive Officer

/s/ Paul Schwichtenberg
Paul Schwichtenberg
Senior Vice President and Chief Financial Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Accounting Officer