Form 10-K
period 2023-12-31
Assertio Holdings, Inc.
filed 2024-03-11
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non‑affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Capital Market as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $296.2 million.
The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 5, 2024 was 94,995,823.

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2023 fiscal year.

ASSERTIO HOLDINGS, INC.
FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings, Inc. and/or its applicable subsidiary or subsidiaries.

Assertio®, Spectrum®, Zyla® INDOCIN®, ROLVEDON®, Otrexup®, Sympazan®, SPRIX®, CAMBIA®, and Zipsor® are trademarks owned by or licensed to Assertio. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners. We have assumed that the reader understands that all such terms are source indicating. Accordingly, such terms, when first mentioned in this Annual Report on Form 10-K, appear with the trade name, trademark or service mark notices and then throughout the remainder of this Annual Report on Form 10-K without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of December 31, 2023.

NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Statements made in this Annual Report on Form 10‑K that are not statements of historical fact are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements can in some cases be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek,” “estimate,” “could,” “might,” “should,” “goal,” “target,” “project,” “approximate”, “potential,” “opportunity,” “pursue,” “strategy,” “prospective” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on economic or other circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

Examples of forward-looking statements in this Annual Report include, but are not necessarily limited to, those relating to:

•our ability to grow sales of ROLVEDON and the commercial success and market acceptance of ROLVEDON and our other products, including the coverage of our products by payors and pharmacy benefit managers;

•our ability to successfully develop and execute our sales, marketing and promotion strategies using our sales force and non-personal promotion model capabilities, including developing and maintaining relationships with customers, physicians, payors and other constituencies;

•the entry and sales of generics of our products and/or other products competitive with any of our products (including indomethacin suppositories compounded by hospitals and other institutions including a 503B compounder which we believe is violating certain provisions of the Food, Drug and Cosmetic Act);

•the timing and impact of additional generic approvals and uncertainty around the recent approvals and launches of generic INDOCIN products (which are not patent protected and now face generic competition as a result of the August 2023 approval and launch of generic indomethacin suppositories and January 2024 approval of a generic indomethacin oral suspension product) on our future results of operations, financial condition, and cash flows;

•our ability to successfully execute our business strategy, business development, strategic partnerships, and investment opportunities to build and grow for the future, including through product acquisitions, commercialization agreements, licensing or technology agreements, equity investments, and business combinations;

•our ability to achieve the expected financial performance from products we acquire, as well as delays, challenges and expenses, and unexpected liabilities and costs associated with integrating and operating newly-acquired products, including our expectations around the sales and growth prospect of ROLVEDON;

•our expectations regarding industry trends, including pricing pressures and managed healthcare practices;

•our ability to execute on and realize anticipated benefits from our reorganization plan in connection with our acquisition of Spectrum Pharmaceuticals, Inc. (“Spectrum”) in July 2023 (the “Spectrum Merger”);

•our ability to attract and retain executive leadership and key employees, including in connection with our ongoing search for a permanent Chief Executive Officer (“CEO”);

•the ability of our third-party manufacturers to manufacture adequate quantities of commercially salable inventory and active pharmaceutical ingredients for each of our products on commercially reasonable terms and in compliance with their contractual obligations to us, and our ability to maintain our supply chain which relies on single-source suppliers;

•the outcome of, and our intentions with respect to, any litigation or government investigations, including pending and potential future shareholder litigation relating to the Spectrum Merger and/or the recent approval and launch of generic indomethacin suppositories, antitrust litigation, opioid-related government investigations, opioid-related litigation and related claims for negligence and breach of fiduciary duty against our former insurance broker, as well as Spectrum’s legacy shareholder and other litigation, and other disputes and litigation, and the costs and expenses associated therewith;

•the timing, cost and results of our clinical studies and other research and development efforts, including the extent to which data from the ROLVEDON same-day dosing trial, if and when completed, may support our ongoing commercialization efforts;

•our compliance or non-compliance with, or being subject to, legal and regulatory requirements related to the development or promotion of pharmaceutical products in the United States (“U.S.”);

•the potential impacts of future outbreaks of epidemics, pandemics or other diseases on our liquidity, capital resources, operations and business and those of the third parties on which we rely, including suppliers and distributors;

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

•the potential impacts of adverse business and economic conditions including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes in monetary policy, potential U.S. federal government shutdowns, geopolitical conflicts and financial institution instability; and
•our common stock regaining and maintaining compliance with The Nasdaq Capital Market’s minimum closing bid requirement of at least $1.00 per share.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward‑looking statements include those more fully described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10‑K.

While the list of factors presented in this Annual Report on Form 10‑K are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Forward-looking statements are made as of the date of this report. Except as required by law, we assume no obligation to update or revise any forward-looking statement after the date of this Annual Report on Form 10‑K, whether as a result of new information, future events, changes in assumptions or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

PART I

ITEM 1.  BUSINESS

Our Company

We are a commercial pharmaceutical company offering differentiated products to patients. We have built our commercial portfolio through acquisition or licensing of approved products. Our comprehensive commercial capabilities include marketing through both a sales force and a non-personal promotion model, market access through payor contracting, and trade and distribution. Our primary marketed products are:

ROLVEDONTM (eflapegrastim-xnst) injection for subcutaneous use
A long-acting granulocyte colony-stimulating factor (G-CSF) with a novel formulation that is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia.

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
Sympazan® (clobazam) oral film
A benzodiazepine indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome (LGS) in patients aged two years of age or older. Sympazan is the only product to offer clobazam in a convenient film with PharmFilm® technology. Sympazan is taken without water or liquid, adheres to the tongue, and dissolves to deliver clobazam.

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

On July 31, 2023 (the “Effective Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 24, 2023, we completed the acquisition of Spectrum Pharmaceutical, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products (the “Spectrum Merger”), through a merger of a wholly-owned subsidiary of the Company with and into Spectrum, with Spectrum surviving the merger as a wholly-owned subsidiary of the Company. We accounted for the Spectrum Merger using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805 and are considered the accounting acquirer. The results of operations of Spectrum are included in our consolidated financial statements as of the Effective Date.

Pursuant to the Merger Agreement, each issued and outstanding share of Spectrum common stock as of the Effective Date was converted into the right to receive (i) 0.1783 shares of our common stock and (ii) one CVR representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20, to be settled in cash, additional shares of Assertio common stock or a combination of cash and additional shares of Assertio common stock at our sole discretion, upon the achievement of certain sales milestones related to Spectrum’s product ROLVEDON. Subject to adjustments, each CVR represents the right to receive up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025. In addition, upon consummation of the Spectrum Merger, Spectrum’s outstanding employee stock awards and other warrants that were outstanding immediately as of the Effective Date automatically vested (if unvested) and/or cancelled, as applicable, which generally resulted in the issuance of shares of Assertio common stock and/or CVRs to the holders of such stock awards or other warrants, in each case as dictated by the terms of the Merger Agreement. These shares and CVRs issued are considered part of the consideration transferred, and no compensation expense was recognized because the settlement was a condition of the Merger Agreement and other existing individual agreements, no future performance is required by the holders, and the fair value of the shares and CVRs is equivalent to the fair value of the existing employee stock awards and other warrants.

As part of the Spectrum Merger, we also acquired the rights to Spectrum’s de-prioritized development asset poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer tumors with various mutations. On November 25, 2022, Spectrum announced that it had received a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding the poziotinib new drug application (“NDA”). The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission, including generating additional data from a randomized controlled study prior to approval. We are continuing to evaluate these recommendations but have de-prioritized further poziotinib development activities. If a decision is made to cease development of poziotinib, we would be responsible for certain related termination expenses.

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

On February 27, 2023, we completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued to settle a portion of the 2027 Convertible Notes (the “Exchanged Notes”). Refer to Note 11, Debt, of the accompanying Consolidated Financial Statements for additional information on the 2027 Convertible Notes.

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

Business Strategy

Our success depends on our people, our commercial capabilities and the financial position we have created, and the opportunities that exist in the marketplace. We believe the following key elements enable us to be commercially successful:

•significant experience in completing business development transactions in the healthcare industry such as mergers, asset acquisitions, asset divestitures, and commercialization/licensing arrangements;
•proven ability to sell products through both a sales force and a non-personal promotion model supported by analytics, along with a differentiated market access program through payor contracting; and
•access programs for physicians and patients that reduces hassle and increases accessibility.

Our strategy is to focus on sales growth of our current products while expanding our product portfolio through product acquisitions, commercialization agreements, licensing or technology agreements, equity investments, and business combinations. Our products have been acquired or licensed through business development activities. We continue to seek to acquire or license additional assets and products, with a preference for accretive, on-market products that have patent life or exclusivity remaining that we can add to our portfolio of medicines. We also remain open to acquiring or licensing late-stage assets or other investments into medical devices, informatics, or technology. We are seeking products that are a fit with our commercial platforms.

Promotion of Products

Our commercial organization is comprised of multiple capabilities, including marketing through both a sales force and a non-personal promotion model, market access program through payor contracting, and trade and distribution.

Our sales force directly markets ROLVEDON. The promotion of the remainder of our products is currently executed by a non-personal promotion model. Market access through payor contracting is utilized for all of our products.

Segment and Customer Information

    We manage our business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. To date, substantially all of our revenues are related to product sales in the U.S.

Three large, national wholesale distributors represent the vast majority of our revenues from net product sales. The following table reflects the percentage of consolidated revenue by customer and the percentage of accounts receivable by customer related to product shipments for the years ended December 31, 2023 and 2022.

	Consolidated Revenue		Accounts Receivable related to product shipments
	For the years ended December 31,		For the years ended December 31,
	2023	2022	2023	2022
AmerisourceBergen Corporation	35%	28%	57%	21%
McKesson Corporation	21%	28%	12%	25%
Cardinal Health	18%	23%	14%	42%
Other significant customer	10%	4%	10%	4%
All others	16%	17%	7%	8%
Total	100%	100%	100%	100%

The change in the percentage of consolidated revenue by customer and the percentage of accounts receivable by customer related to product shipments for the year ended December 31, 2022 to December 31, 2023 was primarily driven by the impact of change in product mix, including the addition of ROLVEDON from the Spectrum Merger and the decrease in INDOCIN net product sales. Each wholesale distributor purchases a different amount of each product, therefore the change in product mix impacts the percentage of consolidated revenue by customer and the percentage of accounts receivable by customer related to product shipments.

Manufacturing

Our facilities are used for office purposes only and no commercial manufacturing takes place at our facilities.

We are responsible for the supply and distribution of our marketed products. Our approved products are manufactured at contract manufacturing facilities in the U.S., Canada, Italy, and South Korea. We have manufacturing, packaging, and supply agreements with sole commercial suppliers for each of our marketed products, as follows:

•ROLVEDON - Hanmi Pharmaceutical Co. Ltd., Ajinomoto Bio-Pharma Services, and PCI Pharma Services
•INDOCIN products - Patheon Pharmaceuticals, Inc. and Cosette Pharmaceuticals, Inc.
•Sympazan - Aquestive Therapeutics, Inc.
•Otrexup - Antares Pharma, Inc. and Pharmascience Inc.
•SPRIX - Jubilant HollisterStier LLC and Sharp Packaging Solutions
•CAMBIA - MiPharm, S.p.A. and Tioapack (formerly Pharma Packaging Solutions)
•Zipsor - Catalent Ontario Limited and Mikart Inc.

Drug Substances

The active pharmaceutical ingredient (“API”) used in ROLVEDON is eflapegrastim-xnst, which is sourced by our supplier in South Korea. Both INDOCIN oral suspension and suppositories use indomethacin as the API. We currently procure these APIs on a purchase order basis, some of which are pursuant to an agreement with one of our suppliers. Sympazan uses Clobazam as the API, which is procured on a purchase order basis by our supplier from a manufacturer based in Italy. OTREXUP uses Methotrexate as the API, which is sourced by our supplier from a manufacturer based in Germany. The API used in SPRIX is ketorolac tromethamine, which we acquire from European-based manufacturers. Both CAMBIA and Zipsor use diclofenac potassium as the API, which we source from suppliers in Italy and Taiwan.

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

Our Trademarks

    Assertio™, Zyla™, ROLVEDONTM, INDOCIN®, Sympazan® Otrexup®, SPRIX®, CAMBIA®, and Zipsor® are trademarks owned by or licensed to Assertio. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

Our Patents and Proprietary Rights

As of December 31, 2023, the U.S. patents we own or have in-licensed, and their expiration dates and the marketed products they cover, are as follows:

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
(3) Certain parties who have entered into settlement agreements with us are able to and have begun marketing generic versions of CAMBIA starting January 2023.
(4) Certain parties who have entered into settlement agreements with us are able to and have begun marketing generic versions of Zipsor starting in March 2022.

In addition, we are either a licensee or owner of U.S. and foreign patents and applications covering ROLVEDON, including patents and applications drawn to its composition of matter, method of manufacture, method of treatment, dosing, and formulation. If not otherwise invalidated, those patents expire between 2031 and 2042. We continue to prosecute and pursue patent protection to obtain additional patent coverage on ROLVEDON and its uses. Additionally, we have a biologic exclusivity in the U.S. covering ROLVEDON that will expire in 2034.

Our success depends in part on our ability to obtain and maintain patent protection for our products and technologies. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. Our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or may not provide us with competitive advantages against competing products. We also rely on trade secrets and proprietary know how, which are difficult to protect. We seek to protect such information, in part, through entering into confidentiality agreements with employees, consultants, collaborative partners and others before such persons or entities have access to our proprietary trade secrets and know how. These confidentiality agreements may not be effective in certain cases. In addition, our trade secrets may otherwise become known or be independently developed by competitors. For further information regarding risks associated with the protection of our intellectual property rights, please also refer to “Item 1A. Risk Factors - We are not always able to protect our intellectual property and are subject to risks from liability for infringing the intellectual property of others.”

Competition

We face competition and potential competition from several sources, including pharmaceutical and biotechnology companies, generic drug companies, and medical devices and drug delivery companies.

ROLVEDON is a novel long-acting G-CSF that employs a proprietary technology that is designed to prolong the duration of biologics, reducing the frequency of administration. There are currently one other novel long-acting G-CSF and six biosimilar G-CSFs marketed in the U.S. including, Neulasta® (pegfilgrastim), UDENYCA™ (pegfilgrastim-cbqv), FULPHILA® (pegfilgrastim-jmdb), ZIEXTENZO® (pegfilgrastim-jmdb), NYVEPRIA® (pegfilgrastim-apgf), STIMUFEND® (pegfilgrastim-fpgk), and FYLNETRA® (pegfilgrastim-pbbk). In November 2023, the FDA approved the 3rd novel LA-GCSF, RYZNEUTA® (efbemalenograstim alfa-vuxw), with a market launch anticipated in mid-2024. In addition, there are two new molecular entities: one currently on the market and one in development which may compete with ROLVEDON.

INDOCIN and SPRIX products compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics. There are no patents covering the INDOCIN products. In August 2023, a generic pharmaceutical company received approval from the FDA for, and began to market, 50 mg indomethacin suppositories, the generic version of INDOCIN Suppositories. In January 2024, a pharmaceutical company received FDA approval for a generic version of INDOCIN oral suspension. As a result, the INDOCIN products now face generic competition. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including the FDA relating to indomethacin, which could indicate the development of one or more additional INDOCIN product generics or other formulations of indomethacin. Accordingly, we could face competition from other generic versions of INDOCIN Suppositories at any time now that the 180-day Competitive Generic Therapy (“CGT”) exclusivity expired in January 2024, and we could face competition from other generic versions of INDOCIN oral suspension at any time after the CGT exclusivity expires in July 2024. In addition, we also face competition for INDOCIN Suppositories from hospitals and other institutions, including a 503B outsourcing facility (commonly referred to as a 503B compounder), which began compounding 100 mg indomethacin suppositories in 2022 in what we believe to be violation of state and federal requirements for new drugs and labeling requirements related to adequate directions for use. For further discussion of the risks related to the development of INDOCIN Product generics and those related to 503B compounders, please refer to “Item 1A. Risk Factors - Cambia, Zipsor and the INDOCIN products recently began facing competition from generics, which adversely affects our business. Approval of additional generic versions of our products would have an adverse effect on our business.”

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

Government Regulation

FDA Approval Process

In the U.S., pharmaceutical and biological products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act and, for biological products, the Public Health Service Act, as well as other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA delay or refusal to approve pending NDAs or, for biological products, biologics license applications (“BLAs”), or other marketing applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA approval process can be time consuming and cost intensive and companies may, and often do, re-evaluate the path of a particular product or product candidate at different points in the approval and post-approval process, even deciding, in some cases, to discontinue development of a product candidate or take a product off the market.

Preclinical and Clinical Studies

Governmental approval is required of all potential pharmaceutical and biological products prior to the commercial use of those products. The regulatory process takes several years and requires substantial funds. Pharmaceutical product development in the U.S. for a new product or changes to an approved product typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or concerns about subjects, or may impose other conditions. Sponsors have ongoing submission and reporting obligations to the FDA and IRBs, and the FDA and IRBs may exercise continuing oversight of a clinical trial.

Marketing Approval

FDA approval of an NDA or BLA is required before a product may be marketed in the U.S. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA requesting approval to market the product for one or more indications. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA or BLA to determine, among other things, whether the drug is safe and effective, or for BLAs, whether the biological product is safe, pure, and potent, and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. During the review process, the FDA also reviews the drug’s product labeling to ensure that appropriate information is communicated to healthcare professionals and consumers.

As part of an application, the FDA may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. In addition, under the Pediatric Research Equity Act of 2003, certain NDAs, or BLAs, or supplements to an NDA or BLA must contain adequate data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or partial or full waivers from the pediatric data requirements.

Before an NDA or BLA is approved, the FDA generally inspects one or more clinical sites and facilities at which the drug is manufactured to ensure they are in compliance with the FDA’s cGCPs and Current Good Manufacturing Practices (“cGMP”). If the FDA determines the application, data or manufacturing facilities are not acceptable, the FDA may note the deficiencies in the submission and request additional testing or information.

After evaluating the NDA or BLA, including all related information and clinical and manufacturing inspection reports, the FDA may issue an approval letter, or, in some cases, a complete response letter (“CRL”). A CRL generally contains a statement of specific conditions that must be met in order to obtain final approval of the NDA or BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

The review and approval process for an NDA or BLA requires substantial time, effort and financial resources. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA or BLA on a timely basis, or at all. FDA performance goals generally provide for action on a standard NDA or an original BLA submission within 10 months of the 60-day filing date, but that goal may be extended in certain circumstances. Moreover, the review process is often significantly extended by FDA requests for additional information or clarification. A product is eligible for priority review if there is evidence that it would be a significant improvement in the treatment, diagnosis, or prevention of a serious disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to 10 months for review of original BLAs and new molecular entity NDAs under its standard review goals.

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

Post-Approval Requirements

Ongoing adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug or biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs and NDA or BLA specifications after approval. Drug and biological product manufacturers and certain of their subcontractors are required to register their establishments with the FDA and obtain licenses from certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting. Accordingly, manufacturers must continue to expend time, money, and training and compliance effort in the areas of production and quality control to maintain compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting requirements. Regulatory authorities may require remediation, withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems or new concerns are subsequently discovered. In addition, other regulatory action, including, among other things, warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, civil penalties, and criminal prosecution may be pursued.

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

Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984 (the“Hatch-Waxman Act”) establishes two abbreviated approval pathways for pharmaceutical products that are in some way follow-on or bioequivalent versions of drugs approved through the NDA process.

Orange Book Listing and Generic Drugs

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product, active ingredient, or method of use. Upon approval of a drug, each of the listed patents covering the approved drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book”. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredient(s) in the same strengths and dosage form, with essentially the same labeling as the listed drug, and that has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA Suitability Petition. The FDA will approve the generic product as suitable for an ANDA if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. Drugs approved under an ANDA are commonly referred to as “generic equivalents” to the listed drug and often can or are required to be substituted by pharmacists fulfilling prescriptions written for the original listed drug.

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

505(b)(2) NDAs

Section 505(b)(2) of the Federal Food, Drug & Cosmetic Act provides an alternate regulatory pathway to obtain FDA approval for product candidates that represent modifications to formulations or uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference listed drug (“RLD”) and submit its own product-specific data—which may include data from preclinical studies or clinical trials conducted by or on behalf of the applicant—to address differences between the product candidate and the RLD. Unlike an ANDA, this does not excuse the sponsor from demonstrating the proposed product candidate’s safety and effectiveness. Rather, the sponsor is permitted to rely to some degree on the FDA’s finding that the RLD is safe and effective, and must submit its own product candidate-specific data of safety and effectiveness to an extent necessary because of the differences between the products. An NDA approved under Section 505(b)(2) may in turn serve as an RLD for subsequent applications from other sponsors.

Regulatory Exclusivities

The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for an ANDA or 505(b)(2) application. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity (“NCE”)—a drug that contains no active moiety that has been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During this five-year exclusivity period, the FDA may not accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a paragraph IV certification.

A product that is not an NCE, including a product approved through a 505(b)(2) NDA, may qualify for a three-year period of exclusivity if the NDA contains new clinical data, derived from studies conducted by or for the sponsor (other than bioavailability or bioequivalence studies), that were essential for approval. In that instance, the exclusivity period does not preclude filing or review of the ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data. For example, if an NDA is submitted for a product candidate that is not an NCE, but that seeks approval for a new indication, and clinical data were required to demonstrate the safety or effectiveness of the product candidate for that new application, the FDA could not approve an ANDA or 505(b)(2) application for another product candidate with that active moiety for that use.

The Biologics Price Competition and Innovation Act

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, (collectively, the“ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act (“BPCIA”), which authorizes the FDA to license a biological product candidate that is biosimilar to or interchangeable with an FDA-licensed biologic through an abbreviated pathway. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being addressed by the FDA.

The BPCIA establishes criteria for determining that a product candidate is biosimilar to an already-licensed biologic, or reference product, and establishes a process by which a BLA for a biosimilar product candidate is submitted, reviewed, and licensed. The BPCIA provides periods of exclusivity that protect a reference product from biosimilars competition. Under the BPCIA, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar may not be licensed until at least 12 years after the reference product’s approval. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product.

Additionally, the BPCIA establishes procedures by which the biosimilar applicant provides information about its application and product candidate to the reference product sponsor, and by which information about potentially relevant patents may be shared and litigation over patents may proceed in advance of approval. The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the reference product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any product candidates that are biosimilar to the branded product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant's favor of a lawsuit challenging the biologics’patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, as these substitution practices are governed by state pharmacy law.

The contours of the BPCIA continue to be defined as the statute is implemented over a period of years. This likely will be accomplished by a variety of means, including decisions related to the statute by the relevant federal courts. The FDA has to date issued various guidance documents and other materials indicating the agency’s thinking regarding a number of issues implicated by the BPCIA. Additionally, the FDA’s approval of a number of biosimilar applications in recent years has helped define the agency’s approach to certain issues. However, the ultimate impact, implementation, and meaning of the BPCIA remains subject to significant uncertainty.

Manufacturing Requirements

We, our suppliers, contract manufacturers, and other entities involved in the manufacturing and distribution of approved drugs and biological products are required to comply with certain post-approval requirements and are subject to periodic unannounced inspections by the FDA and state agencies to assess compliance with cGMP requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Failure to achieve or maintain cGMP standards for our products would adversely impact their marketability.

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

Federal statutes that apply to us include the federal Anti‑Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration in exchange for, or to generate business, including the purchase or prescription of a drug, that is reimbursable by a federal healthcare program such as Medicare and Medicaid, and the Federal False Claims Act (“FCA”), which generally prohibits knowingly and willingly presenting, or causing to be presented, for payment by the federal government any false, fraudulent or medically unnecessary claims for reimbursed drugs or services. Government enforcement agencies and private whistleblowers have asserted liability under the FCA for claims submitted involving kickbacks, improper promotion of off‑label uses, material product manufacturing or contamination issues, and misreporting of drug prices to federal agencies.

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

Impact of Public Pressure on Drug Pricing, Healthcare Reform and Legislation Impacting Payor Coverage

The pricing and reimbursement of our pharmaceutical products is partially dependent on government regulation. We offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including: (i) Centers for Medicare & Medicaid Services’ (“CMS”) Medicaid Drug Rebate Program, (ii) Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs, (iii) the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program, and (iv) the Health Resources and Services Administration’s 340B Drug Pricing Program. These rebates are subject to our active participation in the respective programs. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B Program. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may in the future expose us to penalties.

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

The U.S. pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug medicines. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, and, from time to time, our business has been affected by the ACA and certain of these provisions. Since its enactment, there have been judicial and congressional challenges to numerous provisions of the ACA. We continue to face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify, or invalidate some or all of the provisions of the ACA.

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

Other Healthcare Laws and Compliance Requirements

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the U.S. Department of Health and Human Services (“HHS”) (e.g., the Office of Inspector General, “OIG”), the U.S. Department of Justice (“DOJ”), state Attorneys General, and other state and local government agencies. For example, pharmaceutical manufacturers’ activities (including sales and marketing activities, as well as scientific/educational grant programs, among other activities) are subject to fraud and abuse laws, such as the federal Anti‑Kickback Statute, the federal False Claims Act, as amended, and similar state laws. Typically, pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. These activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability based on alleged kickbacks and other improper referrals, improperly reported government pricing metrics, such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off‑label uses not expressly approved by FDA in a drug’s label, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws.

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

Employees

As of March 6, 2024 we had 53 full‑time employees, all employed in the U.S. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

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

Our Employee Handbook and Code of Business Conduct and Ethics outline our commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, sex, gender, identity, religion, disability, or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also a proud equal opportunity employer and cultivate a highly collaborative, fast paced, and entrepreneurial culture.

Corporate Information

The address of our website is http://www.assertiotx.com. We make available, free of charge through our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and other periodic Securities and Exchange Commission (“SEC”) reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

ITEM 1A.  RISK FACTORS

In addition to other information in this report, please consider the following discussion of factors that make an investment in our securities risky. The risks or uncertainties described in this Form 10‑K can materially and adversely affect our business, reputation, stock price, results of operations, cash flows or financial condition. The risks and uncertainties described below have been grouped under general risk categories, one or more of which categories may be applicable to the risk factors described. The risks and uncertainties described in this Form 10‑K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that can harm our business, reputation, stock price, results of operations, cash flows, or financial condition.

Summary of Risk Factors

The following is a summary of the risks more fully described below and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to Commercial, Regulatory and Other Business Matters
•We may not be successful in driving the growth in sales and profitability of ROLVEDON and/or commercializing our products using our sales force and non-personal promotion model capabilities.
•We may be unable to maintain attractive reimbursement of ROLVEDON through government programs such as Medicare and Medicaid.
•The INDOCIN products, Cambia and Zipsor recently began facing competition from generics, which adversely affects our business. Approval of additional generic versions of our other products would have a further adverse effect on our business.
•We may not succeed in executing business development strategies, strategic partnerships, acquisitions of businesses, products or technologies, and investment opportunities, which will limit our business growth and prospects.

•Strategic transactions that fail to achieve the anticipated levels of revenue, synergies and profit growth will cause our business to suffer.
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
•We may be unable to compete successfully in the pharmaceutical and biological product industry.
•We may be unable to negotiate acceptable pricing or obtain adequate reimbursement for our products.
•Business interruptions can adversely impact our ability to operate our business.
•Data breaches and cyber-attacks can cause damage to our business.
•Our corporate structure may not prevent veil piercing.
•We incur significant costs and devote significant management focus on governmental investigations, regulatory actions and lawsuits regarding Assertio Therapeutics’ historical commercialization of opioids.
•We may not be able to adequately protect ourselves from product liability losses and other litigation liability.

Risks Related to Our Industry
•We are impacted by changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical and biological product industry.
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

Risks Related to Our Financial Position
•We may not be able to obtain future debt or equity financing necessary to fund our future operations or execute attractive product acquisitions and strategic transactions.
•We may be unable to generate sufficient cash flow from our business to make interest payments on and repay our 2027 Convertible Notes.
•We have incurred operating losses in the past and may incur operating losses in the future.
•We have significant amounts of long-lived assets which depend upon future positive cash flows to support the values recorded in our balance sheet.
•We may be impacted by our customer concentration.
•The fair value of contingent consideration obligation incurred as part of our merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”) may change.
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
•We are subject to risks associated with NDAs submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act (the “FDCA”).

Risks Related to Share Ownership and Other Stockholder Matters
•Our common stock may be delisted from the Nasdaq Capital Market if we are unable to regain and maintain compliance with Nasdaq's continued listing standards.
•The price of our common stock historically has been volatile.
•As of December 31, 2023, we are no longer a “smaller reporting company,” but in accordance with the SEC’s transition rules, we continue to take advantage of reduced disclosure and governance requirements applicable to such companies.
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

Risks Related to Commercial, Regulatory and Other Business Matters

If we are not successful in driving the growth in sales and profitability of ROLVEDON and/or do not successfully commercialize our products, our business, financial condition and results of operations will be materially and adversely affected.

In light of substantial reductions in sales, profits and cash flows arising from launch of generic alternatives to the INDOCIN products, our operating results and cash flows are expected to be materially lower thus placing greater risk and higher concentration on ROLVEDON results. Any failure to successfully commercialize ROLVEDON may result in us not realizing the full anticipated advantages of the Spectrum Merger, which could have a material and adverse impact on our business. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant growth in revenues from sales of ROLVEDON. The commercial success of ROLVEDON will depend on a number of factors, including the following:

•our partners’ ability to consistently manufacture ROLVEDON on a timely basis and supply product to us on commercially acceptable terms;
•the prevalence, duration and severity of potential side effects or other safety issues that patients may experience with ROLVEDON;
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to ROLVEDON;
•the differentiation of ROLVEDON from other available approved or investigational drugs and treatments for patients with chemotherapy-induced neutropenia, and the willingness of physicians, operators of hospitals and clinics and patients to adopt and utilize ROLVEDON;
•our ability to successfully develop and execute a commercial strategy focusing on clinics and hospitals;
•the availability of coverage and adequate and timely reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid and similar foreign authorities) and other third-party payors for ROLVEDON;
•patients’ ability and willingness to pay out-of-pocket for ROLVEDON in the absence of coverage and/or adequate reimbursement from third-party payors;
•patient demand for ROLVEDON;
•the extent to which data from the ROLVEDON same-day dosing trial, if and when completed, may support our ongoing commercialization efforts;
•our ability to establish and enforce intellectual property rights in and to ROLVEDON; and
•our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from our products depends on a number of factors, including, but not limited to, our ability to:

•develop and execute our sales, marketing and promotion strategies for our products using our capability to market products through both a sales force and a non-personal promotion model;
•achieve, maintain and grow market acceptance of, and demand for, our products;

•obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payors;
•adapt our commercial strategies while minimizing disruption of relationships with prescribers and other decision-makers;
•maintain, manage or scale the necessary sales, marketing, manufacturing, managed markets and other capabilities and infrastructure that are required to successfully integrate and commercialize our products;
•obtain adequate supply of our products;
•maintain and extend intellectual property protection for our products; and
•comply with applicable legal and regulatory requirements.

In December 2020, we eliminated our in-person sales force and have since moved to a digital sales and product promotion model. In connection with the consummation of the Spectrum Merger in July 2023, we acquired Spectrum’s oncology sales force which is currently focused on ROLVEDON. Our reliance on our non-personal promotion model to promote certain other products may be less successful than in-person promotion. If we are unable to successfully achieve or perform these functions, including our capabilities to market products through both a sales force and a non-personal promotion model, we will not be able to maintain or increase our revenues and our business, financial condition and results of operations will be materially and adversely affected.

Sales of ROLVEDON depend on coverage and reimbursement from third-party payors and a failure to obtain or a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.

Sales of ROLVEDON are dependent on the availability and extent of coverage and reimbursement, or level of reimbursement, from third-party payors, including government programs and private insurance plans. Governments and private payors may regulate prices, reimbursement levels and/or access to our products to contain costs or to affect levels of use. We rely in large part on the reimbursement of ROLVEDON through government programs such as Medicare and Medicaid in the U.S., and a failure to obtain or a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.

A substantial portion of our ROLVEDON business relies on reimbursement from the U.S. federal government under Medicare Part B coverage. Most of our products furnished to Medicare beneficiaries in both a physician office setting and hospital outpatient setting will be reimbursed under the Medicare Part B Average Sales Price (“ASP”) payment methodology. ASP-based reimbursement of ROLVEDON under Medicare may be below or could fall below the cost that some medical providers pay for such products, which could materially and adversely affect sales of ROLVEDON. We also face risks relating to the reporting of pricing data that affect the U.S. reimbursement of and discounts for our products. ASP data are calculated by the manufacturer based on a formula defined by statute and regulation and are then submitted to the CMS, the agency responsible for administering the Medicare program, on a quarterly basis.

CMS uses those ASP data to determine the applicable reimbursement rates for ROLVEDON under Medicare Part B. However, the statute, regulations and CMS guidance do not define specific methodologies for all aspects of the reporting of ASP data. As a result, we are required to apply our reasonable judgment to certain aspects of calculating ASP data. If our submitted ASP data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse impact on our business and results of operations.

The Indocin products, Cambia, and Zipsor recently began facing competition from generics, which adversely affects our business. Approval of additional generic versions of our products would have a further adverse effect on our business.

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

There are no patents covering the INDOCIN products (which accounted for 57% of our revenue in 2023), which means that a generic drug company could introduce a generic for these drugs at any time. For example, in August 2023, a generic pharmaceutical company received approval from the FDA for, and began to market, 50mg indomethacin suppositories, the generic version of INDOCIN Suppositories. The launch of that generic version had and is expected to continue to have a material and adverse impact on our sales of INDOCIN Suppositories. In January 2024, a pharmaceutical company received FDA approval for a generic version of INDOCIN oral suspension. As a result, the INDOCIN products now face generic competition. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including the FDA relating to indomethacin, which could indicate the development of one or more additional INDOCIN product generics or other formulations of indomethacin. Accordingly, we could face competition from other generic versions of the INDOCIN Suppositories at any time now that the 180-day CGT exclusivity expired in January 2024 and we could face competition from other generic versions of INDOCIN oral suspension any time after the CGT exclusivity expires in July 2024. As a result of the generic competition, we have lost significant market share and have had to provide pricing concessions to certain customers of INDOCIN Suppositories. In addition, we also face competition for INDOCIN Suppositories from hospitals and other institutions, including a 503B outsourcing facility (commonly referred to as a 503B compounder), which began compounding 100 mg indomethacin suppositories in 2022 in what we believe to be violation of state and federal requirements for new drugs and labeling requirements related to adequate directions for use. For a 503B compounder to qualify for exemptions from these state and federal requirements, the 503B compounder must meet certain conditions set forth in Section 503B of the FDCA, including (1) using only bulk drug substances (i.e., indomethacin) that appear on a list identifying the bulk substances for which the FDA has determined that there is clinical need to use in compounding or that the drug product compounded from a bulk drug substance appears on the FDA’s drug shortage list; and (2) compounding a drug product that is not “essentially a copy” of an FDA-approved product. We believe that the 503B compounder compounding 100 mg indomethacin suppositories does not meet these conditions as indomethacin, while it is included on the FDA’s Category 1 list of bulk substances it is evaluating, is not on the FDA’s list of bulk substances for which there is a clinical need and INDOCIN Suppositories are not on the FDA’s drug shortage list; and we believe that the 100 mg indomethacin suppositories being compounded are “essentially a copy” of our FDA-approved INDOCIN Suppositories. We cannot guarantee that we will be successful in causing it to discontinue sales of its unapproved indomethacin suppository product. We filed an unfair competition lawsuit in the U.S. District Court (S.D. Tex.) against this 503B compounder, which was dismissed on September 27, 2023; we have filed a notice of appeal and the appeal is pending.

With respect to Cambia and Zipsor (which accounted for 5% and 2% of our revenue in 2023, respectively), we entered into settlement agreements with generic drug companies, under which generic versions of these products were launched beginning in January 2023 and March 2022, respectively. As a result, we face generic competition for Cambia and Zipsor. On February 22, 2024, our partner Miravo, which commercializes a specific formulation of Cambia in Canada, commenced a patent infringement action in Canadian federal court against a generic company seeking approval of a generic version of Cambia in Canada. Under our license agreement with Miravo, we are obligated to reimburse Miravo for a portion of its litigation expenses, which we expect will reduce our quarterly royalties during the pendency of the litigation. Our royalties from Miravo's net sales of Cambia in Canada will be further adversely impacted if Miravo's patent infringement litigation fails to keep the generic from launching before the relevant patents expire.

The introduction of known and potential additional generic versions of our products, as well as sales of indomethacin suppositories by compounders, or disclosure of ANDA filings and/or similar applications in respect to any of our products, have and in the future could adversely impact our business, financial condition, results of operations and stock price. Moreover, if the patents covering ROLVEDON (which expire in 2042), Sympazan (which expire in 2040) and/or Otrexup (which expire in 2031) are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition for ROLVEDON, Sympazan and/or Otrexup would have a further adverse effect on our business, financial condition and results of operations.

Our success is dependent on our ability to successfully execute business development strategies, strategic partnerships, acquisitions of businesses, products or technologies, and investment opportunities to build and grow for the future. Failure to do so will limit our business growth and prospects.

Over the past several years, we have been in the process of transforming into a leading diversified, specialty pharmaceutical company and have actively pursued and executed several opportunistic business development and strategic transactions designed to grow our revenues and profits and improve our balance sheet, with varying levels of success. Successfully identifying and executing on such business development and strategic transactions is not easily achievable and depends on several factors, including, but not limited to, the availability and willingness of other parties to transact on terms we find attractive and our ability to fund such transactions from our existing cash flows or raise funds from third parties. If we are unable to find attractive opportunities, finance them and successfully execute and integrate such acquisitions, our business growth and prospects will be adversely impacted.

An important element of our business strategy is to actively seek to acquire products, technologies or companies and to in-license or seek co-promotion rights to additional products. In the past, we have acquired ROLVEDON, Otrexup, Sympazan, NUCYNTA, NUCYNTA ER (both of which were subsequently divested to Collegium in February 2020), CAMBIA, Zipsor, as well as the INDOCIN products and SPRIX. We cannot be certain that we will be able to successfully identify, pursue, finance and complete any future acquisitions or whether we would be able to successfully integrate or develop any acquired business, product or technology, successfully commercialize and realize the anticipated benefits from acquired products or retain any key employees. For example, the anticipated growth and cost savings from the Spectrum Merger, if achieved, may be lower than expected and may take longer to achieve than anticipated. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

In addition, if our executive management team is not able, in a timely manner, to develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected, and the existing business may be required to take further steps to reduce its costs at some point in time. It may take time for our executive management team, despite their significant industry-related experience, to develop, implement and execute our business strategies and plans.

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

Strategic transactions that fail to achieve the anticipated levels of revenue, synergies and profit growth will cause our business to suffer.

We seek to engage in strategic transactions with third parties, such as product or company acquisitions, strategic partnerships, joint ventures, divestitures or business combinations. We face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as acquisitions of companies and product rights, divestitures and commercialization arrangements, have in the past and may in the future require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.
As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct business, legal and financial due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. Despite our efforts, it is not possible to ascertain, evaluate and accurately assess all possible risks, which may impact our ability to realize the intended advantages of the transaction. We also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such as those described above, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, independent actions of or financial position of our collaborative partners, litigation or other events, could adversely affect our business, results of operations and financial condition.

These factors, many of which are beyond our control, could delay or prevent the achievement of our business objectives and cause our business, financial condition and results of operations to be materially and adversely affected.

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

Integrating any business, product or technology we acquire is expensive and time-consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

•combine our and the acquired business’ operations and corporate functions, if any;
•meet the capital requirements of the acquired business in a manner that permits us to achieve any cost savings or other synergies anticipated to result from the acquisition;
•minimize the disruption and distraction of our management and other employees in connection with the integration of any acquired business, product or technology;

•maintain and increase sales of our existing products;
•establish or manage the transition of the manufacture and supply of any acquired product, including the necessary active pharmaceutical ingredients, excipients and components;
•integrate personnel from the acquired business;
•integrate the technologies and technologies licensed from third parties;
•integrate and unify the offerings and services available to customers;
•identify and eliminate redundant and underperforming functions and assets;
•harmonize our and the acquired business’ operating practices, compensation programs, internal controls and other policies, procedures and processes;
•maintain existing agreements with customers, suppliers, distributors and vendors, avoid delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leverage relationships with such third parties;
•address possible differences in business backgrounds, corporate cultures and management philosophies, if any;
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

Our success is dependent in large part upon the continued services of members of our executive management team, and on our ability to attract and retain key management and operating personnel. We do not have agreements with any of our executive officers that provide for their continued employment with us. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. Changes in our management team may disrupt our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives, strategies and plans. During such transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance. For example, Dan A. Peisert separated from his service as our CEO effective as of January 2, 2024. Heather L. Mason, an existing member of our Board of Directors, was appointed to serve as our Interim CEO while the Board conducts a search for a permanent CEO. In addition, effective as of November 8, 2023, Ajay Patel was appointed as our CFO to replace Paul Schwichtenberg, who now serves as our Chief Commercial Officer. As with any significant leadership change, these transitions involve inherent risks and any failure to timely identify and appoint a suitable permanent CEO and execute a smooth transition could hinder employee retention and recruitment and our strategic planning, business execution, and future performance, which could have an adverse effect on our business, financial condition and results of operations. We cannot provide assurances that any current or future changes of management personnel, including the appointment of a permanent CEO, will not cause disruption to operations or customer relationships, a decline in our operating results or a delay in the execution of our business strategies and plans. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates, or otherwise adversely impact our business.

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

We have one qualified supplier for the active pharmaceutical ingredient (“API”) in each of our products. We do not have, and we do not intend to establish in the foreseeable future, internal commercial-scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and any future product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, quality concern or failure to obtain sufficient supplies of our products, or the necessary APIs, excipients or components, from our suppliers, including as a result of disruptions to supplier operations resulting from factors such as supply chain delays, public health emergencies, climate events or political unrest, or failures by us to satisfy minimum order requirements due to declines in product demand or otherwise, would adversely affect our business, results of operations and financial condition. In particular, our suppliers may be impacted by epidemics, pandemics or other disease outbreaks or public health emergencies and general macroeconomic conditions, including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes in monetary policy, potential U.S. federal government shutdowns, geopolitical conflicts and financial institution instability, which may result in supply delays and cost increases.

The manufacturing process for pharmaceutical products is highly regulated, and regulators may from time to time shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. Our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis and on commercially reasonable terms, or to conduct clinical trials, could be adversely affected. For example, in October 2023, Spectrum’s drug product manufacturer for ROLVEDON demanded a significant price increase despite fixed pricing provisions in Spectrum’s supply agreement through the latter half of 2025. We have renegotiated supply to meet our demands through 2024 and into 2025 and had to accept higher prices than were previously contracted for, but have no assurance our supplier will not make further demands that may impact future supply or have a material adverse impact on our business. Additionally, although we have fixed pricing with our contract manufacturer for INDOCIN Suppositories through July 2028, we understand the API provider to our INDOCIN contract manufacturer has demanded a significant price increase to continue supplying API to our contract manufacturer on a purchase order basis. We are assessing the legal and business implications of these circumstances and cannot predict how they may ultimately be resolved. The manufacturing processes of our third-party manufacturers and suppliers may also be found to violate the proprietary rights of others. To the extent these risks materialize and adversely affect such third-party manufacturers’ and/or suppliers’ performance obligations to us, and we are unable to contract for a sufficient supply of required products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers or suppliers, our business, results of operations and financial condition could be adversely affected.

Failure to comply with ongoing regulatory requirements for approved products could adversely impact our ability to commercialize our products and result in increased costs.

We are subject to numerous ongoing regulatory requirements and continual review with respect to products that have obtained regulatory approval. In addition, the discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing cGMP. The FDCA, the PHSA, the Controlled Substance Act of 1970 and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, record keeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

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

We and our commercial partners may be unable to compete successfully in the pharmaceutical and biological product industry.

Competition in the pharmaceutical and biological product industry is intense and we expect competition to increase. Competing products currently under development or developed in the future may prove superior to our products and may achieve greater commercial acceptance. Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we and our commercial partners do.

On July 31, 2023, we acquired ROLVEDON in connection with the Spectrum Merger. ROLVEDON competes with one other novel long-acting G-CSF and six biosimilar G-CSFs marketed in the U.S. including, Neulasta® (pegfilgrastim), UDENYCA™ (pegfilgrastim-cbqv), FULPHILA® (pegfilgrastim-jmdb), ZIEXTENZO® (pegfilgrastim-bmez), NYVEPRIA® (pegfilgrastim-apgf), STIMUFEND® (pegfilgrastim-fpgk), and FYLNETRA® (pegfilgrastim-pbbk). In November 2023, the FDA approved the 3rd novel LA-GCSF, RYZNEUTA® (efbemalenograstim alfa-vuxw), with a market launch anticipated in mid-2024. In addition, there are two new molecular entities: one currently on the market and one in development which may compete with ROLVEDON.

In connection with our merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), we acquired SPRIX and two forms of INDOCIN. SPRIX is an NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. INDOCIN products are approved for moderate to severe rheumatoid arthritis including acute flares of chronic disease, moderate to severe ankylosing spondylitis, moderate to severe osteoarthritis, acute painful shoulder (bursitis and/or tendinitis) and acute gouty arthritis. These products compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics. There are no patents covering the INDOCIN products. In August 2023, a generic pharmaceutical company received approval from the FDA for, and began to market, 50 mg indomethacin suppositories, the generic version of INDOCIN Suppositories. In January 2024, a pharmaceutical company received FDA approval for a generic version of INDOCIN oral suspension. As a result, the INDOCIN products now face generic competition. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including the FDA relating to indomethacin, which could indicate the development of one or more additional INDOCIN product generics or other formulations of indomethacin. Accordingly, we could face competition from other generic versions of INDOCIN Suppositories at any time now that the 180-day Competitive Generic Therapy (“CGT”) exclusivity expired in January 2024, and we could face competition from other generic versions of INDOCIN oral suspension at any time after the CGT exclusivity expires in July 2024. We face and will continue to face competition from other companies in the pharmaceutical, medical devices and drug delivery industries with respect to SPRIX and INDOCIN products.

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

Diclofenac, the API in Zipsor, is an NSAID that is approved in the U.S. for the treatment of mild to moderate pain in adults, including the symptoms of arthritis. Both branded and generic versions of diclofenac are marketed in the U.S. Zipsor competes against other drugs that are widely used to treat mild to moderate pain in the acute setting. In addition, a number of other companies are developing NSAIDs in a variety of dosage forms for the treatment of mild to moderate pain and related indications. Other drugs are in clinical development to treat acute pain.

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
Third-party payors frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payors from price increases above a specified annual limit. We have agreed to provide such discounts and rebates to certain third-party payors. We expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third-party payors to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third-party payors may increase their leverage in negotiations with pharmaceutical companies. If we are forced to provide additional discounts and rebates to third-party payors to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third-party payors or wholesalers do not accurately and timely report the eligibility and utilization of our products under discounted programs, our reserves for rebates or other amounts payable to third-party payors may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products. Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations. For example, sales of SPRIX have been negatively impacted by a formulary action by a large pharmacy benefit manager in 2020. In addition, any third-party payor decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.
Business interruptions can limit our ability to operate our business and adversely impact the success of our commercialization partners.

Our operations and infrastructure, and those of our partners, third-party suppliers, manufacturers and vendors are vulnerable to damage or interruption from cyber-attacks and security breaches, human error, natural disasters, fire, flood, the effects of climate change, actual or threatened public health crises, power loss, telecommunications failures, equipment failures, intentional acts of theft, vandalism, terrorism, epidemics, pandemics and other disease outbreaks, other public health crises, adverse economic conditions, including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes in monetary policy, potential U.S. federal government shutdowns, geopolitical conflicts, financial institution instability and similar events. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Data breaches and cyber-attacks can compromise our intellectual property or other sensitive information and cause significant damage to our business.

In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of such information is critical to our business. Furthermore, we have outsourced elements of our operations to third-party vendors, who each have access to our confidential information, which increases our disclosure risk. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access, including ransomware attacks. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motives (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted to target our information systems or those of our third-party vendors. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Sophisticated cyber attackers are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of proprietary information, including trade secrets. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently and may not be recognized until or after they are launched.

Our network and storage applications and those of our third-party vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. We and certain of the third parties for which we depend on to operate our business may, and certain of such third parties have, experienced cybersecurity incidents, including third-party unauthorized access to and misappropriation of personal information, and may experience similar incidents in the future. Our and our third-party vendors’ information technology and other internal infrastructure systems face the risk of breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

There can be no assurance that our cybersecurity risk management protocols will be sufficient to prevent or mitigate cyber-attacks. In addition, it is often difficult to anticipate or immediately detect such incidents and the damage that may be caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information, including our financial information or the information of our business partners. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, harm our reputation and divert attention of management and key information technology resources. We expect to incur significant costs in an effort to detect and prevent security incidents and otherwise implement our internal security and business continuity measures, and actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We may face increased costs and find it necessary or appropriate to expend substantial resources in the event of an actual or perceived security breach. Our network security and data recovery measures and those of our third-party vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to litigation and regulatory investigations, expose us to significant expense and cause significant harm to our business. Our insurance coverage may not be sufficient to prevent or recover from cyber-attacks, including coverage of applicable resulting losses arising from any such incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by state and local governmental entities and private parties. For example, Assertio Therapeutics is currently named as a defendant, along with numerous other manufacturers and distributors of opioid drugs, in multiple lawsuits alleging common-law and statutory causes of action for alleged misleading or otherwise improper marketing and promotion of opioid drugs. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 15. Commitments and Contingencies.”

In March 2017, Assertio Therapeutics received a letter from Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Assertio Therapeutics has also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding our historical sales and marketing of opioid products. In addition, the State of California Department of Insurance (“CDI”) has issued a subpoena to Assertio Therapeutics seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also sought information on Gralise, a non-opioid product which Assertio Therapeutics divested to Alvogen in 2020. Assertio Therapeutics has also received subpoenas from the DOJ and the New York Department of Financial Services seeking documents and information regarding its historical sales and marketing of opioid products. We have also received a subpoena from the New York Attorney General in May 2023, pursuant to which the New York Attorney General is seeking information concerning the historical sales and marketing of former opioid products (Lazanda, NUCYNTA, NUCYNTA ER, and OXAYDO) by Assertio Therapeutics and Zyla. The Company also from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. The Company is cooperating with the foregoing governmental investigations and inquiries. These matters are described in “Item 8. Financial Statements and Supplementary Data - Note 15. Commitments and Contingencies.”

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

We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our former opioid products. Moreover, we have settled coverage litigation with our primary product liability insurer and first excess carrier regarding whether opioid litigation claims noticed by us are covered by our policies with such insurers. Further, Spectrum is named in several securities class action and shareholder derivative lawsuits filed by former Spectrum stockholders. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies.” If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
The manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, could adversely affect our business and our ability to commercialize our products, thereby adversely affecting our financial condition and results of operations. For example, various federal and state governmental entities, including the DOJ and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market or have marketed opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ, several state attorneys general, the New York Department of Financial Services and other state regulators seeking documentation and information in connection with Assertio Therapeutics’ historical sales and marketing of opioid products.

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

Pharmaceutical and biological product marketing is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.

Our current marketing activities associated with our products, as well as marketing activities related to any other products that we may acquire, or for which we or our collaborative partners obtain regulatory approval, are and will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical and biological products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under these laws, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payor.
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

Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”), the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any of the investigations of the DOJ, the attorneys general identified above, and the CDI, as well as the actions filed by states and municipalities against us, result in a finding that we engaged in wrongdoing, including sales and marketing practices for our former, current and/or future products that violate applicable laws and regulations, we would be subject to significant liabilities. Such liabilities would harm our business, financial condition and results of operations as well as divert management’s attention from our business operations and damage our reputation. For additional information regarding potential liability, see also “ – Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to Assertio Therapeutics’ historical commercialization of opioids can adversely affect our business, financial condition and results of operations.”

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

For example, the ACA includes numerous provisions that affect pharmaceutical companies. For example, the ACA seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the CMS for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

In addition, the IRA contains provisions intended to lower beneficiary drug spending. The IRA enables Medicare to negotiate prescription drug prices with manufacturers of certain high-cost drugs for the first time. A separate provision requires drug manufacturers to pay rebates to Medicare if their drug prices increase at a higher rate than the rate of inflation (the so-called inflation rebate provision). Additionally, beginning in 2024, the IRA eliminates the 5% coinsurance for catastrophic coverage under Medicare Part D; in 2025, the IRA will cap the beneficiary annual out-of-pocket expenditure. These efforts to reduce aggregate beneficiary spending are expected to shift some costs to drug manufacturers.

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

In circumstances where we settle patent litigation claims asserted against generic drug companies, the terms of these settlements have the potential to generate new litigation, such as our litigation over a term of our Glumetza (metformin) ANDA settlement. Entry into other patent litigation settlement agreements subjects us to additional potential claims challenging these settlements under antitrust laws or other novel theories.

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

We have significant amounts of long-lived assets which depend upon future positive cash flows to support the value recorded in our balance sheet. We are subject to increased risk of future impairment charges should actual financial results differ materially from our projections.

Our consolidated balance sheet contains significant amounts of long-lived assets, including intangible assets representing the product rights which we have acquired. We review the carrying value of our long-lived assets when indicators of impairment are present, as was the case in the third quarter and fourth quarter of 2023. Conditions that could indicate impairment of long-lived assets include, but are not limited to, our market capitalization declining below the book value of our equity, a significant adverse change in market conditions, significant competing product launches by our competitors, significant adverse change in the manner in which the long-lived asset is being used, and adverse legal or regulatory outcomes.

During the third quarter of 2023, we determined that our book value of our equity exceeded our market capitalization, which management determined represented an indicator of impairment with respect to our long-lived assets. Applying the relevant accounting literature, management first assessed the recoverability of our long-lived assets. In performing this assessment, management concluded it was appropriate to group its assets at the entity level, most notably attributed to the significant shared operating cost structure which characterizes Assertio. We determined the carrying value of this asset group was not recoverable. Management then assessed and concluded that the fair value of the asset group was less than its carrying value and so recognized an impairment loss of approximately $238.8 million, which was allocated to the intangible assets of the group and is classified within Loss on impairment of intangible assets in the Consolidated Statement of Comprehensive (Loss) Income.

In the fourth quarter of 2023, our market capitalization further declined below the book value of our equity, which management determined represented an indicator of impairment. A similar assessment of recoverability and impairment was performed, except that management changed its determination of long-lived asset groups from the entity level to the product level. The asset group reassessment, which will be applied prospectively, was concluded to be necessary by management because of strategic changes to our operating cost structure in the form of reduced levels of shared costs, attributed primarily by the fourth quarter of 2023 and revised, expected go-forward performance of INDOCIN. Management concluded that the fair values of the INDOCIN and Otrexup asset groups were less than their carrying values and recognized an impairment loss for these asset groups of approximately $36.0 million and $4.8 million, respectively.

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

Changes in fair value of contingent consideration obligation incurred in the Zyla Merger can adversely affect our results of operations.

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

Risks Related to Future Product Development

The development of drug and biological product candidates is inherently difficult and uncertain, and we cannot be certain that any of our future product candidates or those of our collaborative partners will be approved for marketing or, if approved, will achieve market acceptance.

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

Product candidates are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical and biological product industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in preclinical studies or earlier clinical trials. If our future product candidates fail at any stage of development, they will not receive regulatory approval, we will not be able to commercialize them and we will not receive any return on our investment in any such product candidates.

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
•unexpected external medical threats such as epidemics, pandemics, or other disease outbreaks; and
•actual or perceived lack of efficacy or safety of the product candidate.

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

Although we and our collaborative partners rely on third parties to conduct clinical trials, we and our collaborative partners are responsible for confirming that each clinical trial is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and other applicable regulatory agencies’ requirements, including good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. If we, contract research organizations or other third parties assisting us or our collaborative partners with clinical trials fail to comply with applicable good clinical practices, the clinical data generated in such clinical trials may be deemed unreliable and the FDA, or other applicable regulatory agencies, may require us or our collaborative partners to perform additional clinical trials before approving any marketing applications with regard to future product candidates. We cannot be certain that, upon inspection, the FDA or other applicable regulatory agencies will determine that any of our clinical trials or those of our collaborative partners comply with good clinical practices. In addition, clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our or our collaborative partners’ failure, or the failure of our product manufacturers, to comply with these regulations may require the repeat or redesign of clinical trials, which would delay the regulatory approval process.

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

Risks Related to Share Ownership and Other Stockholder Matters

Our common stock may be delisted from the Nasdaq Capital Market if we are unable to regain and maintain compliance with Nasdaq's continued listing standards.

Our common stock is listed on the Nasdaq Capital Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The Nasdaq Capital Market, including the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). If a deficiency with respect to this requirement continues for a period of 30 consecutive business days, Nasdaq may require us to satisfy a minimum bid price per share of our common stock of at least $1.00 for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with the Bid Price Rule. As previously disclosed, on February 21, 2024, we received notification from Nasdaq indicating that our common stock is subject to potential delisting from The Nasdaq Capital Market because we are not in compliance with the Bid Price Rule. It did not result in the immediate delisting of our common stock. We have until August 19, 2024 to regain compliance and, if we do not, we may be eligible for an additional 180-day calendar period in which to regain compliance. If we do not regain compliance with the Bid Price Rule by the applicable deadline, Nasdaq will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). We expect that our common stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the Panel, that such appeal would be successful. We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include, if necessary, seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule. We have also been unable to comply with the Bid Price Rule in the past and for periods in 2021 our continued listing on The Nasdaq Capital Market required the grant of a grace period from Nasdaq and the implementation of a one-for-four reverse stock split. If we fail to comply with the Bid Price Rule in the future, there can be no assurance that we will be granted such grace periods or that we will be able to receive the necessary shareholder approval to implement an additional reverse stock split. In particular, we may encounter difficulties obtaining such shareholder approval due to our heavily retail investor shareholder base, which may also affect our ability to obtain shareholder approval of other significant corporate actions.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting our operating results and that could adversely affect our stock price include:

•our ability to grow sales of ROLVEDON and the commercial success and market acceptance of ROLVEDON and our other products, including the coverage of our products by payors and pharmacy benefit managers;
•our ability to successfully develop and execute our sales, marketing and promotion strategies using our sales force and non-personal promotion model capabilities, including developing and maintaining relationships with customers, physicians, payors and other constituencies, and our ability to capitalize on opportunities that exist in the marketplace;
•the entry and sales of generics of our products and/or other products competitive with any of our products (including indomethacin suppositories compounded by hospitals and other institutions, including a 503B compounder which we believe is violating certain provisions of the FDCA);
•the timing and impact of additional generic approvals and uncertainty around the recent approvals and launches of generic INDOCIN products (which are not patent protected and now face generic competition as a result of the August 2023 approval and launch of generic indomethacin suppositories and January 2024 approval of a generic indomethacin oral suspension product);
•our ability to successfully execute our business strategy, business development, strategic partnerships, and investment opportunities to build and grow for the future, including through product acquisitions, commercialization agreements, licensing or technology agreements, equity investments, and business combinations;
•our ability to attract and retain executive leadership and key employees, including in connection with our ongoing search for a permanent CEO;
•the outcome of, and our intentions with respect to, any litigation or government investigations, including pending and potential future shareholder litigation relating to the Spectrum Merger and/or the recent approval and launch of generic indomethacin suppositories, antitrust litigation, opioid-related government investigations, opioid-related litigation and related claims for negligence and breach of fiduciary duty against our former insurance broker, as well as Spectrum’s legacy shareholder and other litigation, and other disputes and litigation, and the costs and expenses associated therewith;
•the timing, cost and results of our clinical studies and other research and development efforts, including the extent to which data from the ROLVEDON same-day dosing trial, if and when completed, may support our ongoing commercialization efforts;
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

As a result of these and other such factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Any significant drops in our stock price, including those we experienced in 2023, could give rise to shareholder lawsuits, which are costly and time-consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.
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

Fluctuations in the market price of our common stock may also impact the trading price of the 2027 Convertible Notes, and investors may be unable to sell their notes at a price equal to or above the price paid thereof.

As of December 31, 2023, we are no longer a smaller reporting company, but in accordance with the SEC’s transition rules, we continue to take advantage of reduced disclosure and governance requirements applicable to such companies, which could result in our common stock being less attractive to investors.

Prior to December 31, 2023, we were a “smaller reporting company.” As of December 31, 2023, we are no longer a smaller reporting company, but in accordance with the SEC’s transition rules, we continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, but not limited to, not being required to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If investors find our common stock less attractive as a result of our reduced reporting requirements, there may be a less active trading market for our common stock and our stock price may be more volatile. We may also be unable to raise additional capital as and when we need it.

Our business could be impacted as a result of actions by activist shareholders, including as a result of a potential proxy contest for the election of directors at our annual meeting.

The Company was subjected to a proxy contest in the run-up to its 2016 Annual Meeting of Shareholders, which resulted in the negotiation of changes to the Board of Directors and substantial costs being incurred. A future proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board of Directors. The potential of a proxy contest could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, suppliers, investors, prospective and current team members and others, result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 1C.  CYBERSECURITY

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a third-party information technology team, which reports to our Senior Vice President of Human Resources and Administration, and includes mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data while also maintaining a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors, contract research organizations, and other contractors and suppliers. We have an incident response plan designed to mitigate and remediate identified cybersecurity incidents and escalate certain incidents as appropriate to management and the Audit Committee. We also conduct periodic employee trainings on cyber and information security, among other topics. As needed, we consult with outside advisors and experts to assist with assessing, identifying, and managing cybersecurity risks in order to anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Senior Vice President of Human Resources and Administration, who reports directly to our interim Chief Executive Officer, is responsible for overseeing the assessment and management of cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have no identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Data breaches and cyber-attacks can compromise our intellectual property or other sensitive information and cause significant damage to our business.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board of Directors to oversee cybersecurity risks. The Audit Committee receives, at a minimum, quarterly updates on cybersecurity and information technology matters and related risk exposures from our Senior Vice President of Human Resources and Administration as well as other members of the senior leadership team, including, if necessary, the Chief Financial Officer. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Lake Forest, Illinois, where we lease approximately 20,000 square feet of office space (the “Lake Forest Lease”). On May 1, 2023, the Company amended the Lake Forest Lease to reduce the size of leased premises and extend the term of the lease through December 31, 2030. Our facility is used for office purposes only and no commercial manufacturing takes place at our facility.

In connection with the Spectrum Merger, we assumed leases for two facilities which Spectrum had previously been the lessee. These leased facilities were not used nor are expected to be used for any business purpose by the Company, nor do we expect to sublease the facilities due to the short remaining lease terms.

For additional information regarding the Lake Forest Lease, see “Item 8. Financial Statements and Supplementary Data - Note 14. Leases.”

ITEM 3.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see “Item 8. Financial Statements and Supplementary Data - Note 15. Commitments and Contingencies.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “ASRT.” As of December 31, 2023, there were 264 shareholders of record for our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder. Accordingly, the number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

Prior to December 31, 2023, we were a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of December 31, 2023, we are no longer a smaller reporting company, but in accordance with the SEC’s transition rules, we are not required to provide the stock performance graph this year.

Issuer Purchases of Equity Securities

We did not repurchase any shares of the Company’s common stock during the period covered by this Annual Report on Form 10-K, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	54,566	$2.45	N/A	N/A
November 1, 2023 - November 30, 2023	—	—	N/A	N/A
December 1, 2023 - December 31, 2023	—	—	N/A	N/A
Total	54,566	$2.45

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

Overview

We are a commercial pharmaceutical company offering differentiated products to patients. We have built our commercial portfolio through acquisition or licensing of approved products. Our comprehensive commercial capabilities include marketing through both a sales force and a non-personal promotion model, market access through payor contracting, and trade and distribution. Our primary marketed products are:

ROLVEDONTM (eflapegrastim-xnst) injection for subcutaneous use
A long-acting granulocyte colony-stimulating factor (G-CSF) with a novel formulation that is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia.

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
Sympazan® (clobazam) oral film
A benzodiazepine indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome (LGS) in patients aged two years of age or older. Sympazan is the only product to offer clobazam in a convenient film with PharmFilm® technology. Sympazan is taken without water or liquid, adheres to the tongue, and dissolves to deliver clobazam.

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

On July 31, 2023 (the “Effective Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 24, 2023, we completed the acquisition of Spectrum Pharmaceutical, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products (the “Spectrum Merger”), through a merger of a wholly-owned subsidiary of the Company with and into Spectrum, with Spectrum surviving the merger as a wholly-owned subsidiary of the Company. We accounted for the Spectrum Merger using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805 (“ASC 805”) and are considered the accounting acquirer. The results of operations of Spectrum are included in our consolidated financial statements as of the Effective Date.

Pursuant to the Merger Agreement, each issued and outstanding share of Spectrum common stock as of the Effective Date was converted into the right to receive (i) 0.1783 shares of our common stock and (ii) one contingent value right (“CVR”) representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20, to be settled in cash, additional shares of Assertio common stock or a combination of cash and additional shares of Assertio common stock at our sole discretion, upon the achievement of certain sales milestones related to Spectrum’s product ROLVEDON. Subject to adjustments, each CVR represents the right to receive up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025. In addition, upon consummation of the Spectrum Merger, Spectrum’s outstanding employee stock awards and other warrants that were outstanding immediately as of the Effective Date automatically vested (if unvested) and/or cancelled, as applicable, which generally resulted in the issuance of shares of Assertio common stock and/or CVRs to the holders of such stock awards or other warrants, in each case as dictated by the terms of the Merger Agreement. These shares and CVRs issued are considered part of the consideration transferred, and no compensation expense was recognized because the settlement was a condition of the Merger Agreement and other existing individual agreements, no future performance is required by the holders, and the fair value of the shares and CVRs is equivalent to the fair value of the existing employee stock awards and other warrants.

As part of the Spectrum Merger, we also acquired the rights to Spectrum’s de-prioritized development asset poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer tumors with various mutations. On November 25, 2022, Spectrum announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding the poziotinib NDA. The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission, including generating additional data from a randomized controlled study prior to approval. We are continuing to evaluate these recommendations but have de-prioritized further poziotinib development activities. If a decision is made to cease development of poziotinib, we would be responsible for certain related termination expenses.

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

On February 27, 2023, we completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued to settle a portion of the 2027 Convertible Notes (the “Exchanged Notes”). Refer to Note 11, Debt, of the accompanying Consolidated Financial Statements for additional information on the 2027 Convertible Notes.

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

A more detailed discussion of our significant accounting policies may be found in “Note 1. Organization and Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10‑K and in the Notes to the Consolidated Financial Statements.

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

Product sales allowances consist primarily of provisions for product returns, managed care rebates, commercial rebates, and government rebates (managed care rebates, commercial rebates and government rebates are collectively referred to as “rebates”), wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, and chargebacks. We consider product sales allowances to be variable consideration and estimate and recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We use the most likely method in estimating product sales allowances. If actual future results vary from our estimates, we may need to adjust the estimates, which could have an effect on product sales and earnings in the period of adjustment.

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
Commercial Rebates - We offer certain group purchasing organization (“GPO”) rebates for end-user purchases made under contractual rebate percentage tier programs. Commercial rebates are based on (i) our estimates of end-user purchases through a GPO, (ii) the corresponding contractual rebate percentage tier we expect each GPO to achieve, and (iii) our estimates of the impact of any prospective rebate program changes made by us. We generally pay commercial rebates two to twelve months after qualifying purchases are made.

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

The following table reflects activity relating to the Company’s provision for product sales allowances as of December 31, 2023 and 2022 (in thousands):

	Product Returns	Rebates (1)	Other Sales Allowances (2)	Total(4)
Balance as of December 31, 2021	$33,163	$6,080	$14,357	$53,600
Provisions made in current period to Product Sales, net	7,247	23,299	71,535	102,081
Provisions made in current period to Other revenue (3)	1,290	—	—	1,290
Payments and credits made in current period	(10,413)	(21,694)	(74,552)	(106,659)
Balance as of December 31, 2022	$31,287	$7,685	$11,340	$50,312
Provisions made in current period to Product Sales, net	7,842	24,901	51,412	84,155
Provisions made in current period to Other revenue (3)	—	—	185	185
Payments and credits made in current period	(9,340)	(18,083)	(48,183)	(75,606)
Balance as of December 31, 2023	$29,789	$14,503	$14,754	$59,046

(1)Rebates consist of managed care rebates, commercial rebates and government rebates.
(2)Other Sales Allowances consist of wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, and chargebacks.
(3)Consists of sales adjustments for previously divested products recognized in Other revenue in the Consolidated Statements of Comprehensive (Loss) Income.
(4)Balance includes allowances for cash discounts for prompt payment of $0.9 million as of both December 31, 2023 and 2022, which are recognized in Account receivable, net in the Company’s Consolidated Balance Sheets. The remaining balance of $58.1 million and $49.4 million as of December 31, 2023 and 2022, respectively, is recognized in Accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.

Acquisitions

We account for acquired businesses using the acquisition method of accounting under ASC 805, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to calculate the present value of expected future net cash flows, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed, and the resulting timing and amounts charged to or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

On July 31, 2023, we completed the Spectrum Merger, which was accounted for under ASC 805. See “Note 2. Acquisitions” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

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

During the third quarter of 2023, our market capitalization declined to below the book value of our equity, which management determined represented an indicator of impairment with respect to our long-lived assets. Applying the relevant accounting literature, we first assessed the recoverability of our long-lived assets. In performing this assessment, management concluded it was appropriate to group its assets at the entity level, most notably attributed to the significant shared operating cost structure which characterizes Assertio. We determined the carrying value of this asset group was not recoverable. Management then assessed and concluded that the fair value of the asset group was less than its carrying value and so recognized an impairment loss of approximately $238.8 million, which was allocated to the intangible assets of the group and is classified within Loss on impairment of intangible assets in the Consolidated Statement of Comprehensive (Loss) Income. The fair value of the asset group was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows and the selection of comparable revenue and earnings multiples utilizing guideline companies.

In the fourth quarter of 2023, our market capitalization further declined below the book value of our equity, which management determined represented an indicator of impairment. A similar assessment of recoverability and impairment was performed, except that management changed its determination of long-lived asset groups from the entity level to the product level. The asset group reassessment, which will be applied prospectively, was concluded to be necessary by management because of strategic changes to our operating cost structure in the form of reduced levels of shared costs, attributed primarily by the fourth quarter of 2023 and revised, expected go-forward performance of INDOCIN. Management concluded that the fair values of the INDOCIN and Otrexup asset groups were less than their carrying values and recognized an impairment loss for these asset groups of approximately $36.0 million and $4.8 million, respectively. These impairment charges are classified within Loss on impairment of intangible assets in the Consolidated Statement of Comprehensive (Loss) Income. The fair values of the asset groups were determined using an income approach and used Level 3 inputs, which included estimates of forecasted cash flows for each product.

Contingent Consideration Obligation

In connection with the Company’s merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), we assumed a contingent consideration obligation for future royalties on annual INDOCIN product net sales which is measured at fair value. We have an obligation to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. (“CRG”) based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029.

The fair value of the contingent consideration obligation incurred in the Zyla Merger is remeasured each reporting period, with changes in the fair value resulting from changes in the underlying inputs being recognized in operating expenses until the contingent considerations arrangement is settled.

The fair value of the contingent consideration obligation incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029, and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2023 included revenue volatility of 15%, discount rate of 5.5%, credit spread of 9.2% and updated projections of future INDOCIN product revenues. During the years ended December 31, 2023 and 2022, we recognized a benefit of $21.6 million and an expense $18.7 million, respectively, for the change in fair value of contingent consideration obligation incurred in the Zyla Merger.

Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the consolidated balance sheet and provide any necessary allowances as required. In evaluating our ability to realize our deferred tax assets, management considers all available positive and negative evidence, including past operating results and forecasts of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal, state, and foreign operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. When we determine that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that we determine is more-likely-than-not to be realized.

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

We recognize tax liabilities in accordance with ASC Topic 740, Tax Provisions, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. Refer to “Note 21. Income Taxes” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

RESULTS OF OPERATIONS

The following table reflects our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Revenues:
Product sales, net	$149,451	$155,121
Royalties and milestones	2,433	2,403
Other revenue	185	(1,290)
Total revenues	152,069	156,234
Costs and expenses:
Cost of sales	27,020	18,748
Research and development expenses	2,843	—
Selling, general and administrative expenses	78,638	46,786
Change in fair value of contingent consideration	(25,538)	18,687
Amortization of intangible assets	27,527	32,608
Loss on impairment of intangible assets	279,639	—
Restructuring charges	5,476	—
Total costs and expenses	395,605	116,829
(Loss) income from operations	(243,536)	39,405
Other (expense) income:
Debt related expenses	(9,918)	—
Interest expense	(3,380)	(7,961)
Other gain (loss)	2,780	(278)
Total other expense	(10,518)	(8,239)
Net (loss) income before income taxes	(254,054)	31,166
Income tax (expense) benefit	(77,888)	78,459
Net (loss) income and comprehensive (loss) income	$(331,942)	$109,625

Revenues

The following table reflects total revenues, net for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Product sales, net:
ROLVEDON	$18,175	$—
INDOCIN products	87,217	100,338
Sympazan	9,938	1,768
Otrexup	12,026	11,148
SPRIX	9,150	9,110
CAMBIA	8,070	24,720
Zipsor	3,460	3,364
Other products	1,415	4,673
Total product sales, net	149,451	155,121
Royalties and milestone revenue	2,433	2,403
Other revenue	185	(1,290)
Total revenues	$152,069	$156,234

Product sales, net

We acquired ROLVEDON on July 31, 2023. ROLVEDON net product sales were $18.2 million for the year ended December 31, 2023.

INDOCIN net products sales decreased $13.1 million from $100.3 million for the year ended December 31, 2022 to $87.2 million for the year ended December 31, 2023, primarily due to lower volume and pricing as a result of the August 2023 approval and launch of generic indomethacin suppositories and the sales by a 503B compounder of its competitive products. In 2024, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing and future generic entrants and other competitive products.

We acquired Sympazan in October 2022. Sympazan net product sales totaled $9.9 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively.

Otrexup net product sales increased $0.9 million from $11.1 million for the year ended December 31, 2022 to $12.0 million for the year ended December 31, 2023, primarily due to higher volume, partially offset by unfavorable payor mix.

SPRIX net product sales increased slightly from $9.1 million for the year ended December 31, 2022 to $9.2 million for the year ended December 31, 2023, primarily due to favorable payor mix, almost entirely offset by lower volume.

CAMBIA net product sales decreased $16.7 million from $24.7 million for the year ended December 31, 2022 to $8.1 million for the year ended December 31, 2023, primarily due to lower volume caused by generic entrants in 2023.

Zipsor net product sales increased $0.1 million from $3.4 million for the year ended December 31, 2022 to $3.5 million for the year ended December 31, 2023, primarily due to favorable payor mix, partially offset by lower volume.
Other net product sales include sales for OXAYDO and SOLUMATRIX products. We ceased OXAYDO product sales beginning in September 2023, and ceased SOLUMATRIX product sales beginning in July 2022.

For the year ended December 31, 2023, the provision recognized for gross-to-net sales allowances decreased by $17.9 million compared to the year ended December 31, 2022, due shift in product mix with the addition of Rolvedon and decrease in Indocin and Cambia. Refer to the Critical Accounting Policies and Significant Estimates section within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Schedule II to the accompanying Consolidated Financial Statements for additional information about amounts charged as a reduction to revenue for product sales allowances, product return allowances, discounts, chargebacks, and rebates.

Royalties & milestone revenue

    In November 2010, we entered into a license agreement granting Miravo the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. We recognized revenue related to the CAMBIA license agreement of $2.0 million and $1.9 million during the years ended December 31, 2023 and 2022, respectively.

We recognized Milestone revenue associated with the completion of certain service milestones of $0.4 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.

Other revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in a reduction to or an increase to total revenue during the period. Sales adjustments for previously divested products resulted in an increase to total revenue of $0.2 million for the year ended December 31, 2023 and a reduction to total revenue of $1.3 million for the year ended December 31, 2022.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs or scrap costs, product quality testing, internal employee costs related to the manufacturing process, distribution costs, and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets. Fair value of inventories acquired through business combinations or asset acquisitions include an inventory step-up within the value of inventories. The inventory step-up value is amortized as the related inventory is sold, and included in cost of sales.

Cost of sales increased $8.3 million from $18.7 million for the year ended December 31, 2022 to $27.0 million for the year ended December 31, 2023, primarily due to: (i) $8.3 million of ROLVEDON cost of sales after acquisition in July 2023, including inventory step-up, (ii) $3.1 million increase in cost of sales attributable to Sympazan and Otrexup higher net product sales, (iii) $2.5 million in higher scrap costs, partially offset by $5.1 million decrease in cost of sales related to INDOCIN and CAMBIA due to lower net product sales and the impact of product mix.

Cost of sales are impacted by both product volume and mix, changes in which will have an impact on Cost of sales recognized by us in future periods. In 2024, we expect Cost of sales to be adversely impacted by change in product volume and mix.

Research and Development Expenses

Research and development expenses include salaries, costs for planned clinical trials, consultant fees, supplies, and allocations of corporate costs. It is difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is difficult to determine the nature, timing and extent of planned clinical trials and studies and the U.S. Food and Drug Administration’s (“FDA”) requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval.

Research and development expenses were $2.8 million for the year ended December 31, 2023, representing primarily costs directly associated with ongoing clinical trial activity for ROLVEDON. We did not have research and development expenses during the year ended December 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general, and administrative expenses increased $31.9 million from $46.8 million for the year ended December 31, 2022 to $78.6 million for the year ended December 31, 2023, primarily due to: (i) $8.9 million of transaction-related expenses, primarily legal and professional fees, associated with the Spectrum Merger, (ii) $9.9 million of higher operating expenses incurred as a result of the Spectrum Merger, (iii) $1.6 million of higher selling and marketing expenses, (iv) $5.2 million of higher personnel costs, (iv) a gain of $2.0 million in the second quarter of 2022 for insurance reimbursement for previous opioid-related spend not repeating in 2023, (v) $2.5 million increase in FDA user fees for Otrexup and Sympazan based on first full year of payment, and (vi) an increase of $1.7 million in stock-based compensation expense.

Change in Fair Value of Contingent Consideration

In connection with the Spectrum Merger, we issued CVRs that represent a contingent consideration obligation which is measured at fair value. Pursuant to the Zyla Merger, we assumed a contingent consideration obligation for future royalties on annual INDOCIN product net sales which is measured at fair value. The fair values of both contingent consideration obligations are remeasured each reporting period, with changes in the fair value of each of the contingent consideration obligations resulting from changes in the respective underlying inputs being recognized in operating expenses until both the contingent consideration obligation arrangements are settled.

During the year ended December 31, 2023, we recognized a benefit of $25.5 million for the change in fair value of contingent consideration, compared to an expense of $18.7 million for the year ended December 31, 2022.

The fair value of the CVR contingent consideration obligation is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. The initial fair value of the CVR contingent consideration obligation determined as of the Effective Date of the Spectrum Merger was $3.9 million. As of December 31, 2023, the fair value of the CVR contingent consideration obligation was determined to be zero as the Company does not expect to achieve the ROLVEDON net sales milestones as set forth in the Merger Agreement. Accordingly, during the year ended December 31, 2023, we recognized a benefit of $3.9 million for the change in fair value of the CVR contingent consideration obligation. The significant assumptions used in the calculation of the fair value as of December 31, 2023 included the discount rate of 18.0% and updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

The fair value of the contingent consideration obligation incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029, and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2023 included revenue volatility of 15%, discount rate of 5.5%, credit spread of 9.2% and updated projections of future INDOCIN product revenues. During the year ended December 31, 2023, we recognized a benefit of $21.6 million attributable to a decrease in the fair value of the contingent consideration obligation incurred in the Zyla Merger, compared to an expense of $18.7 million recognized for the year ended December 31, 2022.

Amortization of Intangible Assets

    The following table reflects amortization of intangible assets for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Amortization of intangible assets—ROLVEDON	$5,270	$—
Amortization of intangible assets—INDOCIN	11,321	12,841
Amortization of intangible assets—Sympazan	1,213	202
Amortization of intangible assets—Otrexup	4,592	5,511
Amortization of intangible assets—SPRIX	5,131	5,572
Amortization of intangible assets—CAMBIA	—	7,950
Amortization of intangible assets—Zipsor	—	532
Total amortization of intangible assets	$27,527	$32,608

Amortization expense decreased $5.1 million from $32.6 million for the year ended December 31, 2022 to $27.5 million for the year ended December 31, 2023, primarily due to the full amortization of CAMBIA intangible assets in the fourth quarter of 2022 and a lower carrying value of intangible assets due to impairment charges recognized in the third and fourth quarters of 2023, partially offset by the additional amortization of the ROLVEDON and Sympazan product rights acquired in July 2023 and October 2022, respectively.

Loss on Impairment of Long-Lived Assets

During the third quarter of 2023, our market capitalization declined to below the book value of our equity, which management determined represented an indicator of impairment with respect to our long-lived assets. Applying the relevant accounting literature, we first assessed the recoverability of our long-lived assets. In performing this assessment, management concluded it was appropriate to group its assets at the entity level, most notably attributed to the significant shared operating cost structure which characterizes Assertio. We determined the carrying value of this asset group was not recoverable. Management then assessed and concluded that the fair value of the asset group was less than its carrying value and so recognized an impairment loss of $238.8 million, which was allocated to the intangible assets of the group and is classified within Loss on impairment of intangible assets in the Consolidated Statements of Comprehensive (Loss) Income. The fair value of the asset group was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows and the selection of comparable revenue and earnings multiples utilizing guideline companies.

In the fourth quarter of 2023, our market capitalization further declined below the book value of our equity, which management determined represented an indicator of impairment. A similar assessment of recoverability and impairment was performed, except that management changed its determination of long-lived asset groups from the entity level to the product level. The asset group reassessment, which will be applied prospectively, was concluded to be necessary by management because of strategic changes to our operating cost structure in the form of reduced levels of shared costs, attributed primarily by the fourth quarter of 2023 and revised, expected go-forward performance of INDOCIN. Management concluded that the fair values of the INDOCIN and Otrexup asset groups were less than their carrying values and recognized an impairment loss for these asset groups of approximately $36.0 million and $4.8 million, respectively. These impairment charges are classified within Loss on impairment of intangible assets in the Consolidated Statements of Comprehensive (Loss) Income. The fair values of the asset groups were determined using an income approach and used Level 3 inputs, which included estimates of forecasted cash flows for each product.

Restructuring Charges

Restructuring charges were $5.5 million for the year ended December 31, 2023, compared to zero for the year ended December 31, 2022. In August 2023, we implemented a reorganization plan of our workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at our headquarters office and the exit of certain leased facilities. We expect the recognition of any additional costs and all cash payments under the Spectrum Reorganization Plan to be completed by the end of 2024.

The staff reductions under the Spectrum Reorganization Plan are the result of a distinct severance plan approved by our Board of Directors and are not being executed as part of established Company policies or plans. Accordingly, the related employee compensation costs were primarily recognized in the third quarter of 2023, which is when the plan and underlying terms were finalized, approved by our Board of Directors, and communicated to the impacted staff, and since the reductions were effective immediately. Total employee compensation costs recognized under the Spectrum Reorganization Plan through December 31, 2023 were approximately $2.6 million. In addition, the leased facilities referenced above are not expected to be used for any business purpose, and we will not sublease the facilities due to the short remaining lease terms. Accordingly, the criteria for abandonment accounting to be applied to the leased facilities were met in the third quarter of 2023. We recognized total facility exit costs under the Spectrum Reorganization Plan of $1.3 million during the year ended December 31, 2023, representing the acceleration of the underlying right-of-use asset amortization to align with the cease use date for the abandoned facilities. The are no remaining facility exit costs expected to be recognized under the Spectrum Reorganization Plan as of December 31, 2023

Effective as of January 2, 2024, we separated from the service of our former President and Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, the former President and Chief Executive Officer was entitled to severance compensation and benefits of approximately $1.5 million, which was recognized as Restructuring charges within the Consolidated Statements of Comprehensive (Loss) Income for year ended December 31, 2023, the period in which the separation and related severance benefit was determined to be probable.

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

 Other (Expense) Income

    The following table reflects Other (expense) income: for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Debt related expenses	$(9,918)	$—
Interest expense	(3,380)	(7,961)
Other gain (loss)	2,780	(278)
Total other expense	$(10,518)	$(8,239)

Total other expense increased by $2.3 million from $8.2 million for the year ended December 31, 2022 to $10.5 million for the year ended December 31, 2023. The increase is primarily due to debt-related expenses incurred in the current year, partially offset by lower interest expense and an Other gain for the year ended December 31, 2023, compared to an Other loss for the prior year, as further described below.

Debt-related expenses for the year ended December 31, 2023 consist of an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million incurred as a result of the $30.0 million Convertible Note Exchange in the first quarter of 2023, as described in Note 11, Debt, of the accompanying Consolidated Financial Statements.
The following table reflects interest expense for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Interest on 2027 Convertible Notes	$2,925	$1,592
Interest on 2024 Secured Notes	—	6,065
Amortization of Royalty Rights (1)	—	68
Amortization of debt issuance costs	455	236
Total interest expense	$3,380	$7,961

(1)As a result of the extinguishment of the Royalty Rights obligation, there will be no additional amortization expense recognized in future periods. Refer to Note 11 of the accompanying Consolidated Financial Statements for additional information on the Royalty Rights obligation.

Total interest expense decreased $4.6 million from $8.0 million for the year ended December 31, 2022 to $3.4 million for the year ended December 31, 2023, primarily due a lower weighted-average interest rate on the debt that was outstanding during each period. On August 22, 2022, we issued $70.0 million in aggregate principal amount of 2027 Convertible Notes. We used the net proceeds from the 2027 Convertible Notes issuance to repurchase the remaining $59.0 million aggregate principal amount of our 2024 Secured Notes, which were outstanding during the three months ended September 30, 2022, and carried a higher interest rate. On February 27, 2023, we completed the Convertible Note Exchange pursuant to which we settled $30.0 million principal amount of the 2027 Convertible Notes.

Other gain (loss) was a gain of $2.8 million for the year ended December 31, 2023, compared to a loss of $0.3 million for the year ended December 31, 2022. The year over year change is primarily due to (i) interest income on our short-term cash and cash equivalent investments, which was $2.0 million higher for the year ended December 31, 2023 compared to the prior year, (ii) $1.6 million of additional expected credit loss recognized during the year ended December 31, 2022 associated with our investment in a Convertible Secured Promissory Note from NES Therapeutic, Inc. (“NES”) not repeating, (iii) a $0.6 million gain from the early termination and settlement of a Newark facility sublease in 2022, and (iv) a $1.0 million gain on debt extinguishment recognized during the year ended December 31, 2022 associated with the derecognition of our Royalty Rights obligation, of which there was no similar gain during the year ended December 31, 2023.

Income Tax Provision

During the year ended December 31, 2023, we recorded an income tax expense of $77.9 million, which represents an effective tax rate of (30.7)%. The difference between the income tax expense of $77.9 million and the tax at the statutory rate of 21.0% is principally due to the recording of a full valuation allowance in the current year. As part of our valuation allowance assessment as of December 31, 2023, we were no longer able to rely on our projected availability of future taxable income from pre-tax income forecasts. As such, we primarily relied on its reversing taxable temporary differences to assess our valuation allowance, which resulted in recording of the full valuation allowance for the year ended December 31, 2023. The current year income tax provision also includes the valuation allowance for utilization of our deferred tax assets to offset the deferred tax liabilities of Spectrum recorded through acquisition accounting.

During the year ended December 31, 2022, we recorded an income tax benefit of $78.5 million, which represents an effective tax rate of (251.7)%. The difference between the income tax benefit of $78.5 million and the tax at the statutory rate of 21.0% was principally due to the reversal of previously recorded valuation allowances. During the year ended December 31, 2022, we reversed a majority of our previously recorded valuation allowances against the net deferred tax asset based on our assessment of the availability of future taxable income from pre-tax income forecasts and the reversal of taxable temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

     Historically and through December 31, 2023, we have financed our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

In the three months ended June 30, 2022, we granted a total of 1.0 million market-based performance RSUs (“performance RSUs”) to executive officers under our Amended and Restated 2014 Omnibus Incentive Plan. The market-based conditions of the performance RSUs were achieved in the first quarter of 2023. In the second quarter of 2023, the compensation committee of our Board of Directors elected, under the terms of the performance RSU grants, to settle approximately 0.3 million of the vested performance RSUs in cash based on their fair market value on the vesting date, resulting in a cash payment of approximately $2.6 million, with the remaining vested performance RSUs and the employee’s tax withholding liabilities settled in shares of our common stock. The total cash payment of taxes related to net share settlement of the performance RSUs was approximately $3.4 million.

On August 22, 2022, we issued $70.0 million aggregate principal amount of 2027 Convertible Notes which mature on September 1, 2027 and bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023. We used the net proceeds from the 2027 Convertible Notes to repurchase the remaining $59.0 million aggregate principal amount of our then outstanding 2024 Secured Notes and $3.0 million in associated interest payment pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the 2027 Convertible Notes. The remaining net proceeds from the 2027 Convertible Notes were used for general corporate purposes.

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

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of December 31, 2023.

During the year ended December 31, 2022, 2,463,637 shares of our common stock had been issued and settled at an average price of $3.02 through an at-the-market (“ATM”) offering program, through which we received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million. We suspended use of the ATM offering program as a result of the issuance of the 2027 Convertible Notes and the ATM offering program has since expired.

We believe that our existing cash will be sufficient to fund our operations and make the required payments under our debt agreements due for the next twelve months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of differences between the actual cash impacts and our expected impacts related to numerous factors, including:

•acquisitions or licenses of complementary businesses, products, technologies or companies;
•declines in sales of our marketed products, including those resulting from the entry and sales of generics and/or other products competitive with any of our products;
•expenditures related to our commercialization of our products, including our efforts to manage supply costs and enhance the long-term prospects of ROLVEDON product sales;
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
•potential expenses relating to the Spectrum Reorganization Plan and/or termination expenses if a decision is made to cease development of Spectrum’s de-prioritized development asset poziotinib; and
•expenditures related to future clinical trial costs.

The inability to raise any additional capital that may be required to fund our future operations, payments due under our debt agreements, or product acquisitions and strategic transactions which we may pursue could have a material adverse effect on the Company.

The following table reflects summarized cash flow activities for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Net cash provided by operating activities	$49,604	$78,598
Net cash provided by (used in) investing activities	3,097	(42,673)
Net cash used in financing activities	(44,201)	(7,794)
Net increase in cash and cash equivalents	8,500	28,131
Cash and cash equivalents at beginning of year	64,941	36,810
Cash and cash equivalents at end of year	$73,441	$64,941

Cash Flows from Operating Activities

Cash provided by operating activities was $49.6 million for the year ended December 31, 2023 compared to $78.6 million in the same period in 2022, primarily due to lower net income including non-cash items, partially offset by favorable working capital cash flows compared to last year.

For the year ended December 31, 2023, net loss was $331.9 million compared to net income of $109.6 million for the same period in 2022. For the year ended December 31, 2023, adjustments for non-cash items contributed approximately $399.4 million more to operating cash flows compared to the same period in 2022, primarily due to a $279.6 million loss on impairment of intangible assets, and debt-related expenses of $9.9 million, of which there were none in the prior year period, and the recording of the full valuation allowance for the year ended December 31, 2023 compared to a reversal of the valuation allowance against the deferred tax asset for the year ended December 31, 2022, which contributed approximately $156.6 million. Partially offsetting these non-cash adjustments which contributed to operating cash flows was a $25.5 million gain on the fair value measurements of assets and liabilities for the year ended December 31, 2023 compared to a loss in 2022 of $18.9 million, a net decrease of approximately $44.4 million. For the year ended December 31, 2023, net working capital cash from operations was $0.1 million compared to net working capital cash used in operations of $13.0 million in the same period in 2022. The favorable change of $13.2 million was primarily due to increased cash collected from accounts receivable, partially offset by (i) increased cash used in the payment of accounts payable and accrued liabilities due to timing, (ii) increased cash used in the settlement of accrued rebates, returns and discounts due to impact of sales product mix as well as timing of settlement, and (iii) the receipt of an $8.3 million one-time tax refund in the first quarter of 2022 not repeating.

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods.

Cash Flows from Investing Activities

Cash provided by investing activities was $3.1 million for the year ended December 31, 2023, which primarily consisted of $2.2 million of proceeds from the sale of investments, and $2.0 million of net cash acquired in the Spectrum Merger, partially offset by cash paid for the transaction costs incurred with the acquisition of Sympazan and cash paid for purchases of property and equipment. Cash used in investing activities was $42.7 million during the year ended December 31, 2022, which primarily consisted of $27.0 million in cash paid for the acquisition of Otrexup and $15.4 million in cash paid for the acquisition of Sympazan.

Cash Flows from Financing Activities

Cash used in financing activities for the year ended December 31, 2023 was $44.2 million, which primarily consisted of (i) a $24.2 million payment for contingent consideration, (ii) $10.5 million in cash payments related to the partial settlement of the 2027 Convertible Notes in the Convertible Note Exchange, (iii) $1.1 million of direct transaction cost payments made in connection with the Convertible Note Exchange, and (iv) cash payments related to the vesting and settlement of equity awards, of which $2.6 million related to the cash settlement of the vested performance RSUs, $3.4 million related to the total cash payment of taxes for the net share settlement of the vested performance RSUs, and $1.9 million related to cash used for employees’ withholding tax liability on stock award releases, net of cash received from stock option exercises. Cash used in financing activities for the year ended December 31, 2022 was $7.8 million, which primarily consisted of $70.8 million in principal payments on the 2024 Secured Notes, $7.8 million in payments for contingent consideration, and $1.3 million in payments for Royalty Rights obligations, partially offset by $65.9 million in net cash proceeds from the issuance of the 2027 Convertible Notes, net of debt issuance costs paid of $4.1 million, and $7.0 million in cash proceeds from our ATM offering program.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligation, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and non-cancelable leases for our office space. Refer to Note 11, Note 20, Note 1, Note 15 and Note 14, respectively, to the accompanying Consolidated Financial Statements. We generally expect to satisfy these requirements and commitments with cash on hand and cash provided by operating activities.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    See “Item 8. Financial Statements and Supplemental Data - Note 1. Organization and Summary of Significant Accounting Policies” for additional information on recent accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Prior to December 31, 2023, we were a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act. As of December 31, 2023, we are no longer a smaller reporting company, but in accordance with the SEC’s transition rules, we are not required to provide the information called for by this Item 7A in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSERTIO HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Assertio Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive (loss) income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2024, expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment

As described further in Note 1 and Note 8 to the financial statements, during the third and fourth quarter of 2023, the Company’s market capitalization declined below the book value of the Company’s equity which management determined was an indicator of impairment with respect to its long-lived assets. The Company recognized an impairment loss of approximately $238.8 million in the third quarter and of $40.8 million in the fourth quarter. We identified impairment of long-lived assets as a critical audit matter.

The principal considerations for our determination that the impairment is a critical audit matter was that significant auditor judgment was required to evaluate management’s determination of the asset groups when triggering events were identified. In addition, there is subjectivity in the various inputs utilized in the valuation models to determine the fair value of asset groups at each assessment date, including forecasted cash flows for each asset group, among others.

Our audit procedures related to the third and fourth quarter impairment loss included the following, among others.

•We obtained an understanding and tested the design and operating effectiveness of relevant controls within the Company’s process to perform their quarterly impairment analysis.

•We evaluated management’s consideration of the accounting guidance relating to ASC 360 to assess if the assumptions made by management can be reasonably supported.

•We evaluated the reasonableness of the Company’s assumptions related to the projections utilized in the fair value model by (1) comparing forecasts to current and historical results (2) assessing whether the assumptions utilized in its forecasts are reasonably supported by both internal and external industry data and (3) determining the valuation methodology utilized for each assessment was appropriate.

•We involved our valuation professionals with specialized skills and knowledge, to evaluate key inputs and assumptions used to perform the impairment analysis. This included our valuation professionals performing sensitivities over key assumptions in the fair value models.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.
Chicago, Illinois
March 11, 2024

ASSERTIO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$73,441	$64,941
Accounts receivable, net	47,663	45,357
Inventories, net	37,686	13,696
Prepaid and other current assets	12,272	8,268
Total current assets	171,062	132,262
Property and equipment, net	770	744
Intangible assets, net	111,332	197,996
Deferred tax asset	—	80,202
Other long-term assets	3,255	2,709
Total assets	$286,419	$413,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,439	$5,991
Accrued rebates, returns and discounts	58,137	49,426
Accrued liabilities	18,213	12,181
Long-term debt, current portion	—	470
Contingent consideration, current portion	2,700	26,300
Other current liabilities	954	948
Total current liabilities	93,443	95,316
Long-term debt	38,514	66,403
Contingent consideration	—	22,200
Other long-term liabilities	16,459	4,269
Total liabilities	148,416	188,188
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 94,668,523 and 48,319,838 shares issued and outstanding as of December 31, 2023 and 2022, respectively	9	5
Additional paid-in capital	789,537	545,321
Accumulated deficit	(651,543)	(319,601)
Total shareholders’ equity	138,003	225,725
Total liabilities and shareholders' equity	$286,419	$413,913

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Product sales, net	$149,451	$155,121
Royalties and milestones	2,433	2,403
Other revenue	185	(1,290)
Total revenues	152,069	156,234
Costs and expenses:
Cost of sales	27,020	18,748
Research and development expenses	2,843	—
Selling, general and administrative expenses	78,638	46,786
Change in fair value of contingent consideration	(25,538)	18,687
Amortization of intangible assets	27,527	32,608
Loss on impairment of intangible assets	279,639	—
Restructuring charges	5,476	—
Total costs and expenses	395,605	116,829
(Loss) income from operations	(243,536)	39,405
Other (expense) income:
Debt related expenses	(9,918)	—
Interest expense	(3,380)	(7,961)
Other gain (loss)	2,780	(278)
Total other expense	(10,518)	(8,239)
Net (loss) income before income taxes	(254,054)	31,166
Income tax (expense) benefit	(77,888)	78,459
Net (loss) income and comprehensive (loss) income	$(331,942)	$109,625

Basic net (loss) income per share	$(4.67)	$2.33
Diluted net (loss) income per share	$(4.67)	$2.03
Shares used in computing basic net (loss) income per share	71,031	47,004
Shares used in computing diluted net (loss) income per share	71,031	54,669

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	44,640	$4	$531,636	$(429,226)	$102,414
Issuance of common stock upon exercise of options	23	—	34	—	34
Issuance of common stock in connection with at-the-market program	2,464	1	7,019	—	7,020
Common stock issuance and other impacts of the vesting and settlement of equity awards	805	—	(872)	—	(872)
Issuance of common stock upon exercise of warrant	388	—	—	—	—
Stock-based compensation	—	—	7,504	—	7,504
Net income and comprehensive income	—	—	—	109,625	109,625
Balances as of December 31, 2022	48,320	5	545,321	(319,601)	225,725
Issuance of common stock upon exercise of options	133	—	210	—	210
Common stock issuance and other impacts of the vesting and settlement of equity awards	1,218	—	(8,108)	—	(8,108)
Induced exchange of convertible notes - (see Note 18)	6,990	—	26,699	—	26,699
Issuance of common stock in connection with the Spectrum Merger, net of fractional shares settlement	38,008	4	216,257	—	216,261
Stock-based compensation	—	—	9,158	—	9,158
Net loss and comprehensive loss	—	—	—	(331,942)	(331,942)
Balances as of December 31, 2023	94,669	$9	$789,537	$(651,543)	$138,003

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Operating Activities
Net (loss) income	$(331,942)	$109,625
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	28,229	33,396
Amortization of debt issuance costs and Royalty Rights	455	304
Loss on impairment of intangible assets	279,639	—
Gain on extinguishment of debt	—	(1,046)
Recurring fair value measurements of assets and liabilities	(25,482)	18,939
Debt-related expenses	9,918	—
Stock-based compensation	9,158	7,504
Provisions for inventory and other assets	3,288	3,265
Deferred income taxes	76,201	(80,375)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	48,669	(996)
Inventories	(4,973)	(6,593)
Prepaid and other assets	(1,169)	8,019
Accounts payable and other accrued liabilities	(29,348)	(10,113)
Accrued rebates, returns and discounts	(12,313)	(3,236)
Interest payable	(726)	(95)
Net cash provided by operating activities	49,604	78,598
Investing Activities
Purchases of property and equipment	(628)	(274)
Purchase of Otrexup	—	(27,027)
Purchase of Sympazan	(419)	(15,372)
Net cash acquired in Spectrum Merger	1,950	—
Proceeds from the sale of investments	2,194	—
Net cash provided by (used in) investing activities	3,097	(42,673)
Financing Activities
Proceeds from issuance of 2027 Convertible Notes	—	70,000
Payments in connection with 2027 Convertible Notes	(10,500)	—
Payment of direct transaction costs related to convertible debt inducement	(1,119)	—
Payment in connection with 2024 Senior Notes	—	(70,750)
Payment of debt issuance costs	—	(4,084)
Payment of contingent consideration	(24,194)	(7,845)
Payment of Royalty Rights	(459)	(1,297)
Proceeds from issuance of common stock	—	7,020
Payments related to the vesting and settlement of equity awards, net	(7,898)	(838)
Other financing activities	(31)	—
Net cash used in financing activities	(44,201)	(7,794)
Net increase in cash and cash equivalents	8,500	28,131
Cash and cash equivalents at beginning of year	64,941	36,810
Cash and cash equivalents at end of year	$73,441	$64,941
Supplemental Disclosure of Cash Flow Information
Net cash paid (refunded) for income taxes	$4,031	$(6,913)
Cash paid for interest	$3,651	$7,752

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio Holdings, Inc., or the Company, is a commercial pharmaceutical company offering differentiated products to patients. The Company has built its commercial portfolio through acquisition or licensing of approved products. The Company’s comprehensive commercial capabilities include marketing through both a sales force and a non-personal promotion model, market access through payor contracting, and trade and distribution. The Company’s primary marketed products include ROLVEDONTM (elflapegrastim-xnst) injection for subcutaneous use, INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, Sympazan® (clobazam) oral film, Otrexup® (methotrexate) injection for subcutaneous use, SPRIX® (ketorolac tromethamine) Nasal Spray, CAMBIA® (diclofenac potassium for oral solution), and Zipsor® (diclofenac potassium) Liquid filled capsules. To date, substantially all of the Company’s revenues are related to product sales in the U.S.

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

In connection with the preparation of the financial statements for the year ended December 31, 2023, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within twelve months after the date of the issuance of these financial statements, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as product returns, rebates, the evaluation of impairment of intangible assets, the fair value of contingent consideration obligations, and income taxes. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company, actual results could differ materially from these estimates.

Segment Information

The Company manages its business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. To date, substantially all of the Company’s revenues from product sales are related to sales in the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of purchase of three months or less to be cash equivalents. Cash and cash equivalents generally consist of cash on deposits with banks, money market instruments, U.S. Agency discount notes, commercial paper and corporate debt securities. The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, commercial paper, and higher quality debt securities of financial and commercial institutions. There may be times when the Company's cash and cash equivalents on deposit exceed the Federal Deposit Insurance Corporation insurance limits, which potentially exposes the Company to a concentration of credit risk. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high-credit standing.

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

Intangible Assets

Intangible assets consist mostly of product rights that are accounted for as definite-lived intangible assets subject to amortization. The Company determines the fair value of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The fair value recorded is amortized on a straight-line basis over the estimated useful life of the asset. The Company estimates the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition for the same or similar indication, and other related factors.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Pursuant to Accounting Standards Codification (“ASC”) 360, Impairment Testing: Long Lived Assets Classified as Held and Used (“ASC 360”), the Company groups its long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The Company estimates the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss is calculated as the excess of the carrying amount over the fair value.

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

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to calculate the present value of expected future net cash flows, the assessment of each asset’s life cycle, and impact of competitive trends on each asset’s life cycle, and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

Any changes in the fair value of contingent consideration resulting from a change in the underlying inputs is recognized in operating expenses until the contingent consideration arrangement is settled. Changes in the fair value of contingent consideration resulting from the passage of time are recorded within interest expense until the contingent consideration is settled.

If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the cost to acquire the group of assets, including transaction costs, is allocated to the individual assets acquired or liabilities assumed based on their relative fair values. In addition, amounts allocated to acquired in-process research and development with no alternative future use is charged to expense at the acquisition date.

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

The Company recognizes a contract asset relating to its conditional right to consideration for completed performance obligations. Accounts receivable are recorded when the right to consideration becomes unconditional. A contract liability is recorded in Other Current Liabilities on the Consolidated Balance Sheets for payments received in advance of the related performance obligation being satisfied under the contract.

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

The Company’s product sales allowances include:

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

Commercial Rebate - The Company offers certain group purchasing organization (“GPO”) rebates for end-user purchases made under contractual rebate percentage tier programs. Commercial rebates are based on (i) an estimate of end-user purchases through a GPO, (ii) the corresponding contractual rebate percentage tier expected to be achieved by each GPO, and (iii) an estimate of the impact of any prospective rebate program changes made. We generally pay commercial rebates two to twelve months after qualifying purchases are made. The Company generally pays commercial rebates two to twelve months after qualifying purchases are made.

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

Chargebacks - The Company provides discounts to authorized users of the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program and the Health Resources and Services Administrations’ 340B Drug Pricing Program. These federal and 340B entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product. These discounts are subject to the Company’s active participation in the respective programs.

All of the Company’s product sales allowances are included in Accrued rebates, returns and discounts at the Consolidated Balance Sheets, except for prompt pay discounts, which are included as a reduction in Accounts receivable, net, at the Consolidated Balance Sheets.

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

Contingent Consideration Obligations

In connection with the Spectrum Merger, the Company issued contingent value rights (“CVRs”) that represent a contingent consideration obligation which is measured at fair value. See Note 2, Acquisitions for further details.

In connection with the Company’s merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), the Company assumed a contingent consideration obligation which is measured at fair value. The Company has an obligation to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. (“CRG”) based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The fair value of the contingent consideration incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.

The fair values of each of the contingent consideration obligations are remeasured each reporting period, with changes in the fair values resulting from changes in the respective underlying inputs being recognized in operating expenses until both the contingent arrangements are settled.

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

    The Company accounts for operating leases with an initial term of twelve months or less on a straight-line basis over the lease term in the Consolidated Statements of Comprehensive (Loss) Income. ROU assets and liabilities are not recorded for these leases.

Stock-Based Compensation

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and options, as well as performance-based RSUs and options. The Company accounts for forfeitures as they occur for each type of award. Stock-based compensation expense related to time-based RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The Company uses the Black-Scholes option valuation model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by the Company’s stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate, and expected dividends over the expected term of the award. The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model. For performance-based RSUs and options granted with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo valuation model considers a variety of potential future scenarios under the market condition vesting criteria, including but not limited to share prices for Assertio and our peer companies in a selected market index.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2023 and 2022 was $4.4 million and $3.4 million, respectively. Advertising costs are included in Selling, general and administrative expenses within the Consolidated Statements of Comprehensive (Loss) Income.

Restructuring

The Company accounts for restructuring costs in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”). One-time termination benefits are recorded at the time restructuring is communicated to the affected employees. Ongoing termination benefits are recognized when they are estimable and probable.

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

Concentration of Risk

The Company is subject to credit risk from its accounts receivable related to product sales. The three large, national wholesale distributors represent the vast majority of the Company’s business and represented the following percentage of consolidated revenue by customer and the percentage of accounts receivable by customer related to product shipments for the years ended December 31, 2023 and 2022.

	Consolidated revenue		Accounts receivable related to product sales
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
AmerisourceBergen Corporation	35%	28%	57%	21%
McKesson Corporation	21%	28%	12%	25%
Cardinal Health	18%	23%	14%	42%
Other significant customer	10%	4%	10%	4%
All others	16%	17%	7%	8%
Total	100%	100%	100%	100%

The Company is dependent upon third-party manufacturers to supply product for commercial use. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for all commercialized products. Such production arrangements could be adversely affected by a significant interruption which would negatively impact the supply of final drug product. The Company’s commercial suppliers for each of its marketed products are as follows:

•INDOCIN products - Patheon Pharmaceuticals, Inc. and Cosette Pharmaceuticals, Inc.
•ROLVEDON - Hanmi Pharmaceutical Co. Ltd., Ajinomoto Bio-Pharma Services, and PCI Pharma Services.
•CAMBIA - MiPharm, S.p.A. and Tioapack (formerly Pharma Packaging Solutions)
•Otrexup - Antares Pharma, Inc. and Pharmascience Inc.
•SPRIX - Jubilant HollisterStier LLC and Sharp Packaging Solutions
•Zipsor - Catalent Ontario Limited and Mikart Inc.
•Sympazan - Aquestive Therapeutics, Inc.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company adopted ASU 2021-08 on January 1, 2023 and determined that it had no impact on the accounting for its business combinations.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures ("ASU 2023-09"), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements.

NOTE 2. ACQUISITIONS

Spectrum Pharmaceuticals

On the Effective Date, the Company completed the Spectrum Merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 24, 2023, through a merger of a wholly-owned subsidiary of the Company with and into Spectrum, with Spectrum surviving the merger as a wholly-owned subsidiary of the Company. The Company accounted for the Spectrum Merger using the acquisition method of accounting under ASC 805 and is considered the accounting acquirer.

Pursuant to the Merger Agreement, each issued and outstanding share of Spectrum common stock as of the Effective Date was converted into the right to receive (i) 0.1783 shares of the Company’s common stock and (ii) one CVR representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20, to be settled in cash, additional shares of Assertio common stock or a combination of cash and additional shares of Assertio common stock at the Company’s sole discretion, upon the achievement of certain sales milestones related to Spectrum’s product ROLVEDON. Subject to adjustments, each CVR represents the right to receive up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025. In addition, upon consummation of the Spectrum Merger, Spectrum’s outstanding employee stock awards and other warrants that were outstanding immediately as of the Effective Date automatically vested (if unvested) and/or cancelled, as applicable, which generally resulted in the issuance of shares of the Company’s common stock and/or CVRs to the holders of such stock awards or other warrants, in each case as dictated by the terms of the Merger Agreement. These shares and CVRs issued are considered part of the consideration transferred, and no compensation expense was recognized because the settlement was a condition of the Merger Agreement and other existing individual agreements, no future performance is required by the holders, and the fair value of the shares and CVRs is equivalent to the fair value of the existing employee stock awards and other warrants.

The following table reflects the components of the consideration transferred in the Spectrum Merger (in thousands, except exchange ratio and per share data):

Assertio shares issued	38,013
Assertio closing price per share as of the Effective Date	$5.69
Fair value of Assertio shares issued	$216,294
Repayment of Spectrum's long-term debt(1)	32,647
CVRs (2)	3,932
Total fair value of consideration transferred	$252,873

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

The CVRs represent a contingent consideration obligation measured at fair value and classified as liabilities on the Company’s Consolidated Balance Sheets. The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach and is based on Level 3 inputs. Refer to Note 20, Fair Value, for additional information. Fair value is based on the probability of achievement of 2024 and 2025 annual ROLVEDON net sales milestones. Significant assumptions include the discount rate and the probability assigned to the achievement of the net sales milestones. Achievement of both the 2024 and 2025 annual ROLVEDON net sales milestones would obligate the Company to transfer a maximum of approximately $44.7 million of additional consideration. No additional consideration would be paid by the Company if neither the 2024 nor 2025 annual ROLVEDON net sales milestones are achieved.

The following table reflects the estimated preliminary fair values of the assets acquired and liabilities assumed at the Effective Date (in thousands) and is subject to final fair value determination. The fair values were based on management’s estimates and assumptions; however, the amounts shown are preliminary in nature and are subject to adjustment, including income tax related amounts, as additional information is obtained about facts and circumstances that existed as of the Effective Date. The final determination of the fair values of accrued liabilities and income tax assets and liabilities will be completed as soon as practicable, and within the measurement period of up to one year from the Effective date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

	Initial Preliminary Purchase Price Allocation to Fair Value	Adjustments to Purchase Price Allocation to Fair Value (2)	Adjusted Preliminary Purchase Price Allocation to Fair Value
Assets:
Cash and cash equivalents	$34,600	$—	$34,600
Marketable securities	2,194	—	2,194
Accounts receivable	50,975	—	50,975
Inventories	22,244	61	22,305
Prepaid and other current assets	1,287	698	1,985
Property and equipment	100	—	100
Intangible assets	234,000	(13,500)	220,500
Other long-term assets	1,396	—	1,396
Total	$346,796	$(12,741)	$334,055

Liabilities:
Accounts payable	$10,108	$—	$10,108
Accrued rebates, returns and discounts	21,025	—	21,025
Accrued liabilities	36,509	(2,343)	34,166
Other current liabilities	784	—	784
Deferred taxes	34,250	(30,254)	3,996
Other long-term liabilities	11,103	—	11,103
Total	$113,779	$(32,597)	$81,182

Total Spectrum net assets acquired (1)	$233,017	$19,856	$252,873
Goodwill	$19,856	$(19,856)	$—

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
(2)Adjustments made to the preliminary purchase price allocation to fair value primarily reflect completion of studies and other analysis necessary to determine the income tax effects of the net identifiable assets acquired and further refinement of the assumptions used in the valuation supporting the ROLVEDON product rights. These adjustments did not materially impact the Consolidated Statement of Comprehensive (Loss) Income in any period.

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

Acquisition costs related to the Spectrum Merger were approximately $8.9 million for the year ended December 31, 2023. These costs are included within Selling, general and administrative expenses in the Consolidated Statement of Comprehensive (Loss) Income.

The following unaudited pro forma information represents the Company’s results of operations as if the Spectrum Merger had been completed as of January 1, 2022 (in thousands) and includes nonrecurring adjustments for additional costs of sales from the fair value step-up of inventories and transaction costs. The disclosure of pro forma net sales and net (loss) income does not purport to indicate the results that would actually have been obtained had the Spectrum Merger been completed on the assumed date for the periods presented, or which may be realized in the future. The unaudited pro forma information does not reflect any operating efficiencies or cost savings that may be realized from the integration of the acquisition.

	Year ended December 31,
	2023	2022
Net sales	$192,513	$167,638
Net (loss) income	$(380,272)	$15,286

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

The Sympazan license transaction was accounted for as an asset acquisition in accordance with ASC 805-50, as substantially all the fair value of the assets acquired was concentrated in a single identifiable asset, the Sympazan product rights. The Sympazan product rights acquired consist of the license for the Sympazan intellectual property, regulatory documentation, domain names, certain at-market contracts, and customers lists, and are considered a single asset as they are inextricably linked. The Company concluded that the contingent milestone payment and contingent royalty payments were not required to be accounted for as derivatives pursuant to scope exceptions in ASC 815 and therefore included the contingent milestone payment within, and excluded the contingent royalty payments from, the cost of the asset acquisition. The relative fair values of identifiable assets from the acquisition of Sympazan are based on estimates of fair value using assumptions that the Company believes are reasonable.

The following table summarizes the fair value of assets acquired in the acquisition of Sympazan (in thousands):

Inventories	$1,300
Intangible assets (Sympazan product rights)	14,550
Total assets acquired	$15,850

The Company determined that the acquired Sympazan product rights would be amortized over a 12-year period.

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects summary revenue, net for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Product sales, net:
ROLVEDON	$18,175	$—
INDOCIN products	87,217	100,338
Sympazan	9,938	1,768
Otrexup	12,026	11,148
SPRIX	9,150	9,110
CAMBIA	8,070	24,720
Zipsor	3,460	3,364
Other products	1,415	4,673
Total product sales, net	149,451	155,121
Royalties and milestone revenue	2,433	2,403
Other revenue	185	(1,290)
Total revenues	$152,069	$156,234

Product Sales, Net

As a result of the Spectrum Merger, the Company began recognizing ROLVEDON sales in August 2023. The Company acquired Sympazan and began recognizing its product sales in October 2022.

Other product sales include product sales for OXAYDO and SOLUMATRIX product. The Company ceased OXAYDO product sales beginning in September 2023, and ceased SOLUMATRIX sales beginning in July 2022.

Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement granting Miravo the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized revenue related to the CAMBIA licensing agreement of $2.0 million and $1.9 million, respectively, for the years ended December 31, 2023 and 2022.

The Company records contract liabilities in the form of deferred revenue resulting from prepayments from customers in Other Current Liabilities on the Consolidated Balance Sheets. As of December 31, 2023, and 2022, contract liabilities were zero and $0.2 million, respectively. The Company recognized Milestone revenue associated with the completion of certain service milestones of $0.4 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in a reduction to or an increase to total revenue during the period. Sales adjustments for previously divested products resulted in an increase to total revenue of $0.2 million for the year ended December 31, 2023 and a reduction to total revenue of $1.3 million for the year ended December 31, 2022.

NOTE 4. ACCOUNTS RECEIVABLES, NET

As of December 31, 2023 and 2022, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $0.9 million and $0.9 million, respectively.

NOTE 5. INVENTORIES, NET

The following table reflects the components of inventory, net as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Raw materials	$10,537	$1,367
Work-in-process	2,239	2,735
Finished goods	24,910	9,594
Total inventories, net	$37,686	$13,696

The Company writes down the value of inventory for potential excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of December 31, 2023 and 2022, inventory reserves were $6.8 million and $2.8 million, respectively.

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

The following table reflects prepaid and other current assets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Prepaid assets and deposits	$11,973	$8,268
Other current assets	299	—
Total prepaid and other current assets	$12,272	$8,268

Other current assets includes the Company’s investment in NES Therapeutic, Inc. (“NES”). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES. Pursuant the terms of the Note Agreement, the Company purchased a $3.0 million aggregate principal Convertible Secured Promissory Note (the “NES Note”) which accrues interest annually at a rate of 10% for total consideration of $3.0 million, with both the aggregate principal and accrued interest due at maturity on August 2, 2024. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) U.S. Food and Drug Administration (“FDA”) acceptance of the New Drug Application (“NDA”), (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES, as defined in the Note Agreement. This investment is accounted as a loan receivable and is valued at amortized cost. As of both December 31, 2023 and 2022, the Company has assessed an estimated $3.5 million expected credit loss on its investment based on its evaluation of probability of default that exists. The expected credit loss recognized in each period represents the entire aggregate principal amount and outstanding interest incurred on the NES Note as of both December 31, 2023 and 2022.

NOTE 7. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Furniture and office equipment	$1,908	$1,712
Laboratory equipment	20	20
Leasehold improvements	2,945	2,945
Construction in progress	528	—
	5,401	4,677
Less: Accumulated depreciation	(4,631)	(3,933)
Property and equipment, net	$770	$744

Depreciation expense was $0.7 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. Depreciation expense is recognized in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive (Loss) Income.

NOTE 8. INTANGIBLE ASSETS

Intangible Assets

The following table reflects the gross carrying amounts and net book values of intangible assets as of December 31, 2023 and 2022 (dollar amounts in thousands):

	December 31, 2023					December 31, 2022
Product rights	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
ROLVEDON	9.6	$220,500	$(5,270)	$(157,095)	$58,135	$—	$—	$—
INDOCIN	2.0	154,100	(44,814)	(88,494)	20,792	154,100	(33,495)	120,605
Sympazan	10.8	14,550	(1,415)	—	13,135	14,550	(202)	14,348
Otrexup	6.0	44,086	(10,103)	(27,723)	6,260	44,086	(5,511)	38,575
SPRIX	3.4	39,000	(19,663)	(6,327)	13,010	39,000	(14,532)	24,468
Total Intangible Assets		$472,236	$(81,265)	$(279,639)	$111,332	$251,736	$(53,740)	$197,996

During the third quarter of 2023, the Company’s market capitalization declined to below the book value of the Company’s equity, which management determined represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets. In performing this assessment, management concluded it was appropriate to group its assets at the entity level, most notably attributed to the significant shared operating cost structure which characterizes Assertio. The Company determined the carrying value of this asset group was not recoverable. Management then assessed and concluded that the fair value of the asset group was less than its carrying value and so recognized an impairment loss of $238.8 million, which was allocated to the individual intangible assets of the group and is classified within Loss on impairment of intangible assets in the Consolidated Statement of Comprehensive (Loss) Income. The fair value of the asset group was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows and the selection of comparable revenue and earnings multiples utilizing guideline companies.

In the fourth quarter of 2023, the Company’s market capitalization further declined below book value, which management determined represented an indicator of impairment. A similar assessment of recoverability and impairment was performed, except that management changed its determination of long-lived asset groups from the entity level to the product level. The asset group reassessment, which will be applied prospectively, was concluded to be necessary by management because of strategic changes to the Company’s operating cost structure in the form of reduced levels of shared costs, attributed primarily by the fourth quarter of 2023 and revised, expected go-forward performance of INDOCIN. Management concluded that the fair values of the INDOCIN and Otrexup asset groups were less than their carrying values and recognized an impairment loss for these asset groups of approximately $36.0 million and $4.8 million, respectively. These impairment charges are classified within Loss on impairment of intangible assets in the Consolidated Statement of Comprehensive (Loss) Income. The fair values of the asset groups were determined using an income approach and used Level 3 inputs, which included estimates of forecasted cash flows for each product. In addition, the Company revised the remaining useful life of the INDOCIN product rights intangible asset to 2.0 years as of December 31, 2023, which management believes better reflects the period over which the Company will consume the economic benefit of the intangible asset. The impact of this change in estimate is reflected in expected future annual amortization expense disclosed below.

The Company recognized no impairment of its long-lived assets during the year ended December 31, 2022.

Amortization expense was $27.5 million and $32.6 million for the years ended December 31, 2023 and 2022, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2024	$22,526
2025	22,526
2026	12,130
2027	9,909
2028	8,322
Thereafter	35,919
Total	$111,332

NOTE 9. OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Operating lease right-of-use assets	$1,269	$137
Prepaid asset and deposits	1,289	1,607
Other	697	965
Total other long-term assets	$3,255	$2,709

NOTE 10. ACCRUED LIABILITIES

The following table reflects accrued liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Accrued compensation	$2,438	$3,117
Accrued restructuring (See Note 13)	4,378	—
Other accrued liabilities	9,492	6,561
Taxes payable	—	—
Interest payable	867	1,593
Accrued royalties	1,038	910
Total accrued liabilities	$18,213	$12,181

NOTE 11. DEBT

The following table reflects the Company’s debt as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
6.5% Senior Convertible Notes due 2027	$40,000	$70,000
Royalty Rights obligation	—	470
Total principal amount	40,000	70,470
Plus: derivative liability for embedded conversion feature	308	252
Less: unamortized debt issuance costs	(1,794)	(3,849)
Carrying value	38,514	66,873
Less: current portion of long-term debt	—	(470)
Long-term debt, net	$38,514	$66,403

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

The Company used the net proceeds from the issuance of the 2027 Convertible Notes to repurchase $59.0 million aggregate principal amount of its then outstanding 13% senior secured notes due 2024 (the “2024 Secured Notes”) assumed in accordance with the Zyla Merger and $3.0 million in associated interest payments pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the offering of the 2027 Convertible Notes.

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued to settle a portion of the 2027 Convertible Notes (the “Exchanged Notes”). As a result of the Convertible Note Exchange in the first quarter of 2023, the Company recorded an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million, the total of which is reported in Debt-related expenses in the Company’s Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2023. The induced conversion expense represents the fair value of the consideration transferred in the Convertible Note Exchange in excess of the fair value of common stock issuable under the original terms of the 2027 Convertible Notes. Additionally, approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes were recognized as Additional paid-in capital in the Company’s Consolidated Balance Sheets for the year ended December 31, 2023.

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

Pursuant to the terms of the Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of December 31, 2023.

The following table reflects the carrying balance of the 2027 Convertible Notes as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Principal balance	$40,000	$70,000
Derivative liability for embedded conversion feature	308	252
Unamortized debt issuance costs	(1,794)	(3,849)
Carrying balance	$38,514	$66,403

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method with an effective interest rate determined to be 7.8%. During the year ended December 31, 2023, the Company amortized $0.4 million of the debt discount on the 2027 Convertible Notes.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. See Note 20, Fair Value, for further details around the estimated fair value of the derivative liability. The estimated fair value of the derivative liability, which utilized Level 3 inputs was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. Accordingly, the Company has recognized a loss on the fair value adjustment of the derivative liability in the amount of $0.1 million in Other gain (loss) in the Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2023. There was no gain or loss on the fair value adjustment of the derivative liability for the year ended December 31, 2022. All of the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s financial statements.

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

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Consolidated Statements of Comprehensive (Loss) Income as of December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Interest on 2027 Convertible Notes	$2,925	$1,592
Interest on 2024 Secured Notes	—	6,065
Amortization of Royalty Rights (1)	—	68
Amortization of debt issuance costs	455	236
Total interest expense	$3,380	$7,961
(1)As a result of the extinguishment of the Royalty Rights obligation, there will be no additional amortization expense recognized in future periods.

NOTE 12. OTHER LONG-TERM LIABILITIES

The following table reflects other long-term liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
ROLVEDON product royalties	$9,224	$—
Noncurrent operating lease liabilities	1,470	—
Liability for uncertain tax provisions	4,553	4,269
Deferred employee retention credits	1,212	—
Total other long-term liabilities	$16,459	$4,269

NOTE 13. RESTRUCTURING CHARGES

In August 2023, the Company implemented a reorganization plan of its workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at the Company’s headquarters office and the exit of certain leased facilities and office equipment. The Company expects the recognition of any additional costs and all cash payments under the Spectrum Reorganization Plan to be completed by the end of 2024.

The staff reductions under the Spectrum Reorganization Plan are the result of a distinct severance plan approved by the Company’s Board of Directors and are not being executed as part of established Company policies or plans. Accordingly, the related employee compensation costs were primarily recognized in the third quarter of 2023, which is when the plan and underlying terms were finalized, approved by the Company’s Board of Directors, and communicated to the impacted staff, and since the reductions were effective immediately. Total employee compensation costs recognized under the Spectrum Reorganization Plan through December 31, 2023 were approximately $2.6 million. In addition, the leased facilities and office equipment referenced above are not expected to be used for any business purpose, and the Company will not sublease the facilities and office equipment due to the short remaining lease terms. Accordingly, the criteria for abandonment accounting to be applied to the leased facilities and office equipment were met in the third quarter of 2023. The facility exit costs represent the acceleration of the underlying right-of-use asset amortization to align with the cease use date for the abandoned facilities and office equipment. Total facility exit costs recognized under the Spectrum Reorganization Plan for year ended December 31, 2023 were $1.3 million. There are no remaining facility exits costs expected to be recognized by the Company under the Spectrum Reorganization Plan as of December 31, 2023.

Effective as of January 2, 2024, the Company separated from the service of its former President and Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, the former President and Chief Executive Officer was entitled to severance compensation and benefits of approximately $1.5 million, which was recognized as Restructuring charges within the Consolidated Statement of Comprehensive (Loss) Income for year ended December 31, 2023, the period in which the separation and related severance benefit was determined to be probable.

The following table reflects total expenses related to restructuring activities recognized within the Consolidated Statement of Comprehensive (Loss) Income as Restructuring charges for year ended December 31, 2023 (in thousands):

Year ended December 31,
2023
Employee compensation costs	$4,068
Facility exit costs	1,281
Other costs	127
Total restructuring costs	$5,476

    The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Consolidated Balance Sheet as of December 31, 2023 (in thousands):

Employee compensation costs
Balance as of December 31, 2022	$—
Restructuring accrual assumed in Spectrum Merger (See Note 2)	7,508
Net accrual additions	4,068
Cash paid	(7,198)
Balance as of December 31, 2023	$4,378
NOTE 14. LEASES

    As of December 31, 2023, the Company has a non-cancelable operating lease for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). On May 1, 2023, the Company amended the Lake Forest Lease to reduce the size of leased premises and extend the term of the lease through December 31, 2030. In conjunction with the amendment of the Lake Forest Lease on May 1, 2023, the Company recognized an increase to both operating right-of-use asset and noncurrent operating lease liability of approximately $1.3 million, which was calculated using a discount rate of 7.41%.

In connection with the Spectrum Merger, the Company assumed leases for two facilities and certain office equipment which Spectrum had previously been the lessee. Refer to Note 13, Restructuring Charges, for further detail on the accounting for the leases assumed in the Spectrum Merger. As of December 31, 2023, the value of the operating right-of-use assets associated with these leases is zero, and the value of the current and noncurrent lease liabilities associated with these leases was $0.8 million and $0.3 million, respectively.

The following table reflects lease expense and sublease income for the years ended December 31, 2023 and 2022 (in thousands):

		Year ended December 31,
	Financial Statement Classification	2023	2022
Operating lease cost	Selling, general and administrative expenses	$229	$158
Operating lease cost	Other gain (loss)	—	541
Total lease cost		$229	$699

Sublease income	Other gain (loss)	$—	$1,223
The following table reflects supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$717	$1,983

The following table reflects supplemental balance sheet information related to leases as of December 31, 2023 and 2022 (in thousands):

		December 31,
	Financial Statement Classification	2023	2022
Assets
Operating lease right-of-use assets	Other long-term assets	$1,269	$137
Liabilities
Current operating lease liabilities	Other current liabilities	$928	$401
Noncurrent operating lease liabilities	Other long-term liabilities	1,470	—
Total lease liabilities		$2,398	$401
    The following table reflects other lease information as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	4.6	1.0
Weighted-average discount rate:
Operating leases	5.7%	11.1%
    The following table reflects future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2023 (in thousands):

Lease Payments
2024	$1,074
2025	412
2026	307
2027	243
2028	253
Thereafter	537
Total lease payments	$2,826
Less: Interest	428
Present value of lease liabilities	$2,398

NOTE 15. COMMITMENTS AND CONTINGENCIES

Jubilant HollisterStier Manufacturing and Supply Agreement

In connection with the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Jubilant HollisterStier Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Jubilant HollisterStier Agreement, JHS is responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX. The Company agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Jubilant HollisterStier Agreement. Total commitments to JHS are approximately $1.5 million.

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

Hanmi Supply Agreement

In connection with the Spectrum Merger, the Company assumed a Manufacturing and Supply Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) pursuant to which the Company engaged Hanmi to provide certain services related to the manufacture and supply of ROVELDON for the Company’s commercial use. The Company has agreed to purchase a minimum number of batches totaling approximately $19.1 million in 2024 and $3.8 million in 2025.

General

The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of both December 31, 2023 and December 31, 2022, the Company had a legal contingency accrual of approximately $3.2 million. The Company continues to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20-25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Provisions for loss contingencies are recorded in Selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive (Loss) Income and the related accruals are recorded in Accrued liabilities in the Company’s Consolidated Balance Sheets.

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

With respect to the California state court lawsuits, on November 24, 2021, the state court granted in part and denied in part a demurrer by the defendants in the Humana action. That case was consolidated in November 2022 with the HCSC action for pre-trial and trial purposes. On July 5, 2023, the state court denied a motion for judgment on the pleadings filed by the defendants in the Humana action. These California state cases are now in the midst of discovery, and trial is scheduled for December 2024.

The Company intends to defend itself vigorously in the consolidated California state court lawsuits. A liability for this matter has been recorded in the financial statements.

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, Assertio Therapeutics received a letter from then-Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Since 2017, Assertio Therapeutics has received and responded to subpoenas from the U.S. Department of Justice (“DOJ”) seeking documents and information regarding its historical sales and marketing of opioid products. Assertio Therapeutics has also received and responded to subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding Assertio Therapeutics’ historical sales and marketing of opioid products. In addition, Assertio Therapeutics received and responded to a subpoena from the State of California Department of Insurance (“CDI”) seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also sought information on Gralise, a non-opioid product formerly in Assertio Therapeutics’ portfolio. In addition, Assertio Therapeutics received and responded to a subpoena from the New York Department of Financial Services seeking information relating to its historical sales and marketing of opioid products. The Company has also received a subpoena from the New York Attorney General in May 2023, pursuant to which the New York Attorney General is seeking information concerning the sales and marketing of opioid products (Lazanda, NUCYNTA, NUCYNTA ER, and OXAYDO) by Assertio Therapeutics and Zyla. The Company also from time to time receives and responds to subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. The Company is cooperating with the foregoing governmental investigations and inquiries.

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

Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings has also been named in six such cases. In April 2022, the Judicial Panel on Multi-District Litigation issued an order stating that it would no longer transfer new opioid cases to the MDL Court. Since that time, Assertio Therapeutics has been named in lawsuits pending in federal courts outside of the MDL Court (in Georgia and New York). Plaintiffs may file additional lawsuits in which the Company may be named, and plaintiffs may also seek leave to add the Company to lawsuits already on file in the MDL Court. Plaintiffs in the pending federal cases involving Assertio Therapeutics or Assertio Holdings include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set in any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

State Opioid Litigation

Related to the federal cases noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Delaware, Missouri, Pennsylvania, Texas and Utah. Assertio Holdings is named as a defendant in one of these cases in Pennsylvania. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving Assertio Therapeutics or Assertio Holdings, plaintiffs are asserting state common law and statutory claims against the defendants, and the majority of those cases are similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. The state lawsuits in which Assertio Therapeutics or Assertio Holdings has been served are generally each at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

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

During the first quarter of 2021, Assertio Therapeutics received $5.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2021.

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

During the second quarter of 2022, Assertio Therapeutics received $2.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2022.

On April 1, 2022, Assertio Therapeutics filed a complaint for negligence and breach of fiduciary duty against its former insurance broker, Woodruff-Sawyer & Co. (“Woodruff”), in the Superior Court of the State of California for the County of Alameda (Case No. 22CV009380). Assertio Therapeutics is seeking to recover its damages caused by Woodruff’s negligence and breaches of its fiduciary duties in connection with negotiating and procuring products liability insurance coverage for Assertio Therapeutics. The parties are in discovery. Trial is scheduled for March 2025.

Stockholder Actions

Shapiro v. Assertio Holdings, Inc., et al., U.S. District Court, Northern District of Illinois, Case No. 1:24-cv-00169. On January 5, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Assertio and certain of its current and former executive officers made false or misleading statements and failed to disclose material facts regarding the likely impact of INDOCIN sales and the Spectrum Merger on Assertio’s profitability in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act of 1934, as amended (the “Exchange Act”). As of the March 5, 2024 deadline, seven individuals and entities had filed motions to be appointed lead plaintiff and for approval of counsel. The Company intends to vigorously defend itself in this matter.

Edwards v. Assertio Holdings, Inc., et al., Court of Chancery of the State of Delaware, Case No. 2024-0151. On February 19, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that certain former officers and directors of Spectrum breached their fiduciary duties in connection the Spectrum Merger, and that Guggenheim Securities LLC and Assertio aided and abetted such fiduciary duty breaches. The Company intends to vigorously defend itself in this matter.

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its Biologic License Application (“BLA”) to the FDA for eflapegrastim (ROLVEDON) in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On November 30, 2022, the defendants filed a motion to dismiss the amended complaint, which was fully briefed as of February 27, 2023. On February 6, 2024, the Court held a hearing on the motion to dismiss and issued an order dismissing the lawsuit without prejudice to the lead plaintiff’s ability to replead their claims. The lead plaintiff’s deadline to file a further amended complaint is March 29, 2024. The Company intends to vigorously defend itself in this matter.

Christiansen v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292 (filed December 5, 2022 in the U.S. District Court for the Southern District of New York) (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On February 15, 2023, the Court consolidated the three New York lawsuits. On March 21, 2023, the Court entered an order designating Steven Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. The defendants filed a motion to dismiss the consolidated New York Action on July 25, 2023, which was fully briefed as of October 19, 2023. On January 23, 2024, the Court granted the motion to dismiss in part as to five of the challenged statements but denied the motion to dismiss as to two specific statements. The Company filed its answer to the complaint on March 8, 2024. The Company intends to vigorously defend itself in this matter.

Csaba v. Turgeon, et. al, (filed December 15, 2021 in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al, (filed March 15, 2022 in the U.S. District Court District of Nevada); Johnson v. Turgeon, et. al, (filed March 29, 2022 in the U.S. District Court District of Nevada); Raul v. Turgeon, et. al, (filed April 28, 2022 in the U.S. District Court

District of Delaware); and Albayrak v. Turgeon, et. al, (filed June 9, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against Spectrum (as a nominal defendant), certain of Spectrum’s former executive officers and directors. The stockholder derivative complaints allege, inter alia, that certain of Spectrum’s former executive officers are liable to Spectrum, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for eflapegrastim. The complaints generally but not uniformly further allege that certain of Spectrum’s former officers and directors breached their fiduciary duties, and certain of Spectrum’s former directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for eflapegrastim. The allegations state that as a result of the violations, certain of Spectrum’s former executive officers and directors committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The parties have agreed to stay these derivative actions until there is a decision in the Luo Nevada securities class action either denying a motion to dismiss in whole or in part, or dismissing that securities class action with prejudice.

NOTE 16. EMPLOYEE BENEFIT PLANS

The Company's 401(k) Employee Savings Plan (the “401(k) Plan") is available to U.S. employees meeting certain eligibility criteria. The 401(k) Plan was amended effective January 1, 2022, to make matching contributions in an amount equal to 100% of elective deferral contributions that are not over 5% of compensation. The previous matching contributions amount was equal to 100% of elective deferral contributions that are not over 3% of compensation, plus 50% of elective deferral contributions that are over 3% of compensation but are not over 6% of compensation. The Company may make discretionary matching contributions for employees.

The Company recognized expense of $0.4 million and $0.2 million related to its matching contributions made to the 401(k) Plan during the years ended December 31, 2023 and 2022, respectively. The Company's common stock is not an investment option available to participants in the 401(k) Plan.

NOTE 17. STOCK-BASED COMPENSATION

For the years ended December 31, 2023 and 2022, stock-based compensation expense of $9.2 million and $7.5 million, respectively, was recognized in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive (Loss) Income. The recognized tax benefits on total stock-based compensation expense was $1.5 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had $4.6 million and $4.0 million of total unrecognized compensation expense related to RSU and stock option grants, respectively, that will both be recognized over a weighted-average vesting period of 1.75 years.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan was adopted by the Board of Directors and approved by the shareholders in May 2014, and subsequently amended and restated through May 2023 (so as amended and restated, the “2014 Amended Plan”). The 2014 Amended Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance awards to the employees, non-employee directors and consultants of the Company. At December 31, 2023, the number of shares authorized under the 2014 Amended Plan was 16,745,000 shares, of which 5,345,943 were available for future issuance.

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

Inducement Incentive Plan

Under the Company’s Inducement Incentive Plan adopted by the Board of Directors (the “Inducement Plan”), the Company grants time-based RSUs and stock options to recipients thereof as an inducement material to each respective recipient’s entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). These inducement awards are subject to such employee’s continued service relationship with the Company, with terms and conditions substantially identical to the terms and conditions of the 2014 Amended Plan and the award agreements pursuant to which they were granted. The time-based RSUs and options vest on an annual basis over three years beginning on the anniversary of each individual’s applicable employment commencement date. At December 31, 2023, the number of shares authorized under the Inducement Plan was 820,547 shares, of which 449,993 were available for future issuance.

Time-Based Stock Options

The following table reflects assumptions used to calculate the fair value of time-based stock option grants under the 2014 Amended Plan and the Inducement Plan for the years ended December 31, 2023 and 2022:

	December 31,
	2023			2022
Risk-free interest rate	3.38%	—	4.79%	2.84%	—	3.85%
Dividend yield	—%			—%
Expected option term (in years)	4.0	—	6.0	6.0
Expected stock price volatility	120%	—	141%	290%	—	284%

The weighted-average grant date fair value of time-based stock options granted during the years ended December 31, 2023 and 2022 was $4.35 and $2.29 per option share, respectively. There were 133,206 time-based stock options exercised during the year ended December 31, 2023. The total intrinsic value of options exercised during the year ended December 31, 2023 was $0.7 million, and net cash received from stock options exercised during the year ended December 31, 2023 was $0.2 million. Total grant date fair value of options that vested during the years ended December 31, 2023 and 2022 was $1.6 million and $0.8 million, respectively.

The following tables reflects the time-based stock option activity for the year ended December 31, 2023 (dollar amounts in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2022	3,270,479	$2.62
Options granted	755,680	$5.10
Options exercised	(133,206)	$1.50
Options forfeited	(77,804)	$3.96
Options expired	(17,330)	$29.15
Options outstanding as of December 31, 2023	3,797,819	$3.00	7.5	$—
Options vested and expected as of vest at December 31, 2023	3,797,819	$3.00	7.5	$—
Options exercisable as of December 31, 2023	1,707,697	$2.97	7.8	$—

Time-Based Restricted Stock Units

The following table reflects the time-based RSU activity for the year ended December 31, 2023 (dollar amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock units as of December 31, 2022	2,934,096	$2.92
Granted	977,425	$4.76
Vested	(1,388,011)	$2.89
Forfeited	(63,634)	$4.57
Non-vested restricted stock units as of December 31, 2023	2,459,876	$3.62	0.9

Time-based RSUs generally vest over one or three years, with 100% or 33% of each award vesting annually, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2023 and 2022 was $4.0 million and $4.1 million, respectively.

Performance-based Stock Options and Restricted Stock Units

During the year ended December 31, 2022, the Company granted 1.0 million performance-based stock options (“Performance Options”) and 1.0 million performance-based RSUs (“Performance RSUs” and collectively with the Performance Options, referred to as “Performance Awards”) to its executive officers under the 2014 Amended Plan. The term of the vested Performance Options may not exceed 10 years from the date of grant. The recipients of the Performance Awards have voting rights and the right to receive a dividend, if applicable, once the underlying shares of common stock have been issued. The fair value of the Performance Awards was determined using a Monte Carlo simulation model which considered a variety of potential future share prices for Assertio. The weighted-average grant date fair value per share of the performance-based RSUs was $2.24 using a risk-free interest rate of 2.84% and contractual term of 3.25 years. The weighted-average grant date fair value per share of the performance-based options was $1.80 using the following key assumptions: (i) weighted-average exercise price of $2.63, (ii) expected stock price volatility of 95.5%, (iii) risk-free interest rate of 2.84%, (iv) expected option term of 3.25 years, and (v) dividend yield of zero percent.

The market-based conditions of the Performance Awards were achieved in the first quarter of 2023. In the second quarter of 2023, the compensation committee of the Company’s Board of Directors elected, under the terms of the Performance RSU grants, to settle approximately 0.3 million of the vested Performance RSUs in cash based on their fair market value on the vesting date, and settle 0.2 million of the vested Performance RSUs in shares of the Company’s common stock. Approximately 0.5 million of the vested Performance RSUs were withheld to settle the employees’ tax liability.

During the second quarter of 2023, approximately $2.6 million was paid by the Company to cash settle the Performance RSUs and $3.4 million was paid by the Company to settle the employee’s tax liability, which are included in both Common stock issuance and other impacts of the vesting and settlement of equity awards in the Company’s Consolidated Statements of Shareholders’ Equity, and Payments related to the vesting and settlement of equity awards in the Company’s Consolidated Statements of Cash Flows.

All the Performance Options issued remain vested and outstanding as of December 31, 2023

The Company recognized stock-based compensation expense associated with the Performance Awards ratably over the derived service period of one year. The total fair value of Performance Awards that vested during the year ended December 31, 2023 was $4.0 million.

Other Equity Incentive Plans

The Company’s other equity incentive plans as of December 31, 2023 include the Second Amended and Restated 2004 Equity Incentive Plan (“2004 Plan”) and the Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan (the “2019 Zyla Plan”). Neither plan was utilized for new equity grants during the years ended December 31, 2023 and 2022, as they have no more shares available for future issuance.

NOTE 18. SHAREHOLDERS' EQUITY

Issuance of Common Stock in the Spectrum Merger

Pursuant to the Merger Agreement, shares of Spectrum common stock issued and outstanding immediately prior to the Effective Date, as well as Spectrum restricted stock units, certain stock appreciation rights, certain options to purchase Spectrum common stock, and warrants to purchase Spectrum common stock, which, in each case, were outstanding immediately prior to the Effective Date and were either vested or became vested as a result of the Spectrum Merger on the Effective Date, were converted into the right to receive fully paid and non-assessable shares of the Company’s common stock based on the exchange ratio as set forth in the Merger Agreement (see Note 2, Acquisitions) and the CVRs. Accordingly, on the Effective Date the Company issued approximately 38.0 million shares of its common stock to the previous holders of Spectrum common stock, net of a fractional share settlement.

Exchanged Convertible Notes

In connection with the Convertible Note Exchange (See Note 11, Debt) in the first quarter of 2023, the Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in the transactions. The Company did not receive any cash proceeds from the issuance of the shares of its common stock but recognized additional paid-in capital of $28.3 million during the year ended December 31, 2023 related to the common stock share issuance, net of approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes.

At-The-Market Program

During the year ended December 31, 2022, 2.5 million shares of the Company’s common stock had been issued and settled at an average price of $3.02 under an at-the-market (“ATM”) offering program, through which the Company received gross proceeds of $7.4 million, and net proceeds after commission and fees of $7.0 million. The Company suspended use of the ATM offering program as a result of the issuance of the 2027 Convertible Notes (See Note 11, Debt) and the ATM offering program has since expired.

Warrant Agreements

Upon the Zyla Merger, the Company assumed Zyla’s outstanding warrants, which provided the holder the right to receive shares of the Company’s common stock. The warrants were exercisable at any time at an exercise price of $0.0016 per share, subject to certain ownership limitations including, with respect to Iroko Pharmaceuticals, Inc. and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months.

During the year ended December 31, 2022, 0.4 million warrants were exercised and 0.4 million common shares were issued by the Company. Subsequent to these warrant exercises, there were no outstanding warrants remaining.

Option Exercises

 Employees exercised options to purchase 133,206 shares of the Company’s common stock during the year ended December 31, 2023, with $0.2 million of net proceeds to the Company. Employees exercised options to purchase 22,631 shares of the Company’s common stock during the year ended December 31, 2022, with an immaterial amount of net proceeds to the Company.

NOTE 19. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period.

Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and convertible debt. For purposes of this calculation, stock-based awards and convertible debt are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented when the effect is dilutive. As a result, interest expense, net of tax, and any other income statement impact associated with the 2027 Convertible Notes, net of tax, is added back to net (loss) income used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the potential dilution effect of the convertible debt if converted into the Company’s common stock. For the year ended December 31, 2022, the Company’s potentially dilutive stock-based awards and convertible debt were included in the computation of diluted net income per share. However, as the Company was in a net loss position for the year ended December 31, 2023, the Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share, because to do so would be anti-dilutive.

The following table reflects the calculation of basic and diluted (loss) income per common share for the years ended December 31, 2023 and 2022 (in thousands, except for per share amounts):

	Year ended December 31,
	2023	2022
Basic net (loss) income per share
Net (loss) income	$(331,942)	$109,625
Weighted-average common shares and warrants outstanding	71,031	47,004
Basic net (loss) income per share	$(4.67)	$2.33

Diluted net (loss) income per share
Net (loss) income	$(331,942)	$109,625
Add: Convertible debt interest expense and fair value adjustment, net of tax	—	1,560
Adjusted net (loss) income	(331,942)	111,185
Weighted-average common shares and share equivalents outstanding	71,031	47,004
Add: effect of dilutive stock-based awards and equivalents	—	1,530
Add: effect of dilutive convertible debt under if-converted method	—	6,135
Denominator for diluted (loss) income per share	71,031	54,669
Diluted net (loss) income per share	$(4.67)	$2.03

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net (loss) income per share for the years ended December 31, 2023, and 2022, because to do so would be anti-dilutive (in thousands):

	Year ended December 31,
	2023	2022
Convertible notes	10,932	—
Stock-based awards and equivalents	7,474	836
Total potentially dilutive common shares	18,406	836

NOTE 20. FAIR VALUE

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

The following tables reflect the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

December 31, 2023	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	Cash and cash equivalents	$—	$35,458	$—	$35,458
U.S. Government agencies	Cash and cash equivalents	—	3,294	—	3,294
Money market funds	Cash and cash equivalents	32,534	—	—	32,534
Total		$32,534	$38,752	$—	$71,286
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$2,700	$2,700
Derivative liability	Long-term debt	—	—	308	308
Total		$—	$—	$3,008	$3,008

December 31, 2022	Financial Statement Classification	Level 1	Level 2	Level 3		Total
Assets:
Commercial paper	Cash and cash equivalents	$—	$4,983	$—		$4,983
U.S. Treasuries	Cash and cash equivalents		3,981			3,981
U.S. Government agencies	Cash and cash equivalents		10,937			10,937
Money market funds	Cash and cash equivalents	38,478	—	—		38,478
Total		$38,478	$19,901	$—		$58,379
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$26,300		$26,300
Long-term contingent consideration	Contingent consideration	—	—	22,200		22,200
Derivative liability	Long-term debt	—	—	252	2	252
Total		$—	$—	$48,752		$48,752

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

Spectrum Merger Contingent Value Rights

Pursuant to the Spectrum Merger, the Company issued CVRs (See Note 2, Acquisitions) that represent a contingent consideration obligation which is measured at fair value.

The initial fair value of the CVR contingent consideration obligation determined as of the Effective Date was $3.9 million. As of December 31, 2023, the fair value of the Company’s CVR contingent consideration obligation was determined by the Company to be zero. Accordingly, during the year ended December 31, 2023, the Company recognized a benefit of $3.9 million for the change in fair value of the CVRs, which was recognized in Change in fair value of contingent consideration in the Company’s Consolidated Statements of Comprehensive (Loss) Income. The fair value of the CVRs is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2023 included the discount rate of 18.0% and updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

Zyla Merger Contingent Consideration Obligation

Pursuant to the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to an affiliate of CRG based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration obligations to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of December 31, 2023 and December 31, 2022, the INDOCIN product contingent consideration obligation was $2.7 million and $48.5 million, respectively, with $2.7 million and $26.3 million classified as short-term and zero and $22.2 million classified as long-term contingent consideration obligations, respectively, in the Consolidated Balance Sheets.

During the years ended December 31, 2023 and 2022, the Company recognized a benefit of $21.6 million and an expense of $18.7 million, respectively, for the change in fair value of contingent consideration obligation incurred in the Zyla Merger, which was recognized in Change in fair value of contingent consideration in the Company’s Consolidated Statements of Comprehensive (Loss) Income. The fair value of the contingent consideration obligation incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029, and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2023 included revenue volatility of 15%, discount rate of 5.5%, credit spread of 9.2%, and updated projections of future INDOCIN product revenues.

The following table summarizes changes in fair value of the Company’s contingent consideration obligations that is measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023, and 2022 (in thousands):

	December 31,
	2023	2022
Fair value, beginning of the period	$48,500	$37,659
Fair value of contingent consideration incurred in Spectrum Merger	3,932	—
Change in fair value of contingent consideration recorded within costs and expenses	(25,538)	18,687
Cash payment related to contingent consideration	(24,194)	(7,846)
Fair value, end of the period	$2,700	$48,500

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. The significant assumption used in the binomial lattice model is a credit spread of 8.8%.

The following table summarizes the change in fair value of the derivative liability that is measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year ended December 31,
	2023	2022
Fair value, beginning of the period	$252	$—
Initial fair value of derivative liability recognized	—	252
Change in fair value of derivative liability recorded within Other (loss) gain	56	—
Fair value, end of the period	$308	$252

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the carrying cost of each approximates its fair value. As of December 31, 2023, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion feature, was approximately $35.7 million, compared to a par value of $40.0 million. As of December 31, 2022, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $92.5 million, compared to a par value of $70.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of December 31, 2023 and December 31, 2022 based on a market approach which uses Level 2 inputs.

NOTE 21. INCOME TAXES

The following table reflects Net (loss) income before income taxes by source for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022

U.S.	$(254,054)	$30,734
Outside the U.S.	—	432
Net (loss) income before income taxes	$(254,054)	$31,166

The following table reflects the provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Current:
Federal	$829	$1,023
State	858	893
Total current taxes	$1,687	$1,916
Deferred:
Federal	$62,883	$(61,077)
State	13,318	(19,298)
Total deferred taxes	76,201	(80,375)
Total provision (benefit) for income taxes	$77,888	$(78,459)

The following table reflects a reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Tax at federal statutory rate	$(53,352)	$6,545
State tax, net of federal benefit	(8,217)	1,358
Disallowed officers' compensation	938	829
Non-deductible transaction cost	969	—
Stock-based compensation	(361)	1,998
Change in valuation allowance	136,766	(89,251)
Uncertain tax provisions	211	198
Tax return benefit	1,848	—
State deferred change	(1,299)	—
Return to provision	—	(171)
Other	385	35
Total tax provision (benefit)	$77,888	$(78,459)

During the year ended December 31, 2023, the Company recorded an income tax expense of $77.9 million, principally due to the recording of a full valuation allowance in the current year. As part of its valuation allowance assessment as of December 31, 2023, the Company was no longer able to rely on its projected availability of future taxable income from pre-tax income forecasts. As such, the Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording of the full valuation allowance for the year ended December 31, 2023. The current year income tax provision also includes the valuation allowance for utilization of the Company’s deferred tax assets (“DTA”) to offset the deferred tax liabilities (“DTL”) of Spectrum recorded through acquisition accounting.

During the year ended December 31, 2022, the Company recorded an income tax benefit of $78.5 million, principally due to the reversal of previously recorded valuation allowances. During the year ended December 31, 2022, we reversed a majority of our previously recorded valuation allowances against the net deferred tax asset based on our assessment of the availability of future taxable income from pre-tax income forecasts and the reversal of taxable temporary differences.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table reflects significant components of the Company’s deferred income taxes as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$244,628	$67,927
Tax credit carryforwards	18,918	1,362
Intangible assets	6,849	—
Stock-based compensation	2,394	1,529
Operating lease liabilities	587	96
Reserves and other accruals not currently deductible	19,774	22,519
Section 174 R&D Capitalization	12,224	—
Disallowed interest carryforward	10,443	12,060
Other assets	1,017	—
Total deferred tax assets	316,834	105,493
Valuation allowance for deferred tax assets	(316,467)	(12,524)
	$367	$92,969
Deferred tax liabilities:
Intangible assets	$—	$(12,554)
Fixed assets	(53)	(180)
Operating lease right-of-use assets	(314)	(33)
Net deferred tax asset	$—	$80,202

During the year ended December 31, 2023, the Company recorded a full valuation allowance of $316.5 million to offset, in full, the benefit related to its net deferred tax assets as of December 31, 2023 because the realization of future benefit is uncertain. The Company reviewed both positive evidence such as, but not limited to, the projected availability of future taxable income and negative evidence such as the history of cumulative losses in recent years. As part of its valuation allowance assessment, the Company primarily relied on the reversal of existing taxable temporary differences to be considered as positive evidence in analyzing future use of existing deferred tax assets as the Company is now forecasting losses due to the acquisition of Spectrum and the impairment of intangible assets. No indefinite DTLs were identified as part of the valuation allowance assessment, nor are there years in which DTL reversals are expected to exceed DTA reversals that might suggest a net DTL is required after a valuation allowance is recorded. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis and assess whether an additional reserve or a release of the valuation allowance is required in future periods.

The valuation allowance increased $303.9 million to $316.5 million during the year ended December 31, 2023, and decreased $89.3 million to $12.5 million during the year ended December 31, 2022.

As of December 31, 2023, the Company had federal NOLs of $839.1 million with no expiration, and $267.4 million expiring between 2033 and 2036. NOL carryforwards for state income tax purposes are $231.2 million, which begin to expire in 2026. The Company also had federal and state credit carryforwards of $18.9 million, which begin to expire in 2033. Utilization of the Company’s NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company does not have any significant federal or state tax examinations in process as of December 31, 2023. The federal and state statute of limitations remains open primarily for the 2017 through 2022 tax years. The California statute of limitations is open for the 2007 through 2022 tax years.

The following table reflects activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2023 and 2022 (in thousands):

Unrecognized tax benefits—December 31, 2021	$4,101
Increases related to current year tax positions	—
Changes in prior year tax positions	—
Decreases related to lapse of statutes	—
Unrecognized tax benefits—December 31, 2022	$4,101
Increases related to current year tax positions	—
Increase related to current year acquisition	3,641
Changes in prior year tax positions	—
Decreases related to lapse of statutes	—
Unrecognized tax benefits—December 31, 2023	$7,742

The total amount of unrecognized tax benefit that would affect the effective tax rate is $7.7 million and $4.1 million as of December 31, 2023 and December 31, 2022, respectively.

The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue	Deductions(1)	Balance at End of Year (2)
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2023	$50,312	84,340	(75,606)	$59,046
Year ended December 31, 2022	$53,600	103,371	(106,659)	$50,312

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax asset valuation allowance:
December 31, 2023 (3)	$12,524	$303,943	$—	$316,467
December 31, 2022 (4)	$101,775	$—	$(89,251)	$12,524

(1)Deductions to sales discounts and allowances relate to discounts or allowances, returns, chargebacks and rebates actually taken or paid.
(2)Balance includes allowances for cash discounts for prompt payment of $0.9 million as of both December 31, 2023 and 2022, which are recognized in Accounts receivable, net on the Company’s Consolidated Balance Sheets.
(3)The Company increased the valuation allowance by $303.9 million during 2023. The significant increase is primarily attributable to the uncertainty in the projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences.
(4)The Company decreased the valuation allowance by $89.3 million during 2022.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10‑K.

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

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). In accordance with the SEC’s guidance, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Spectrum, which we acquired in July 2023, as discussed in “Item 8. Financial Statements and Supplementary Data - Note 2. Acquisitions.” We have included the financial results of Spectrum in the consolidated financial statements from the date of acquisition. Total assets and total revenues subject to Spectrum’s internal control over financial reporting represented approximately 39 percent and 12 percent of our consolidated total assets and total revenues, respectively, as of and for the fiscal year ended December 31, 2023. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Grant Thornton, LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)    Changes in Internal Control Over Financial Reporting

We are finalizing the process of integrating our acquisition of Spectrum, including evaluating our internal controls, and designing and implementing an internal control structure over Spectrum’s operations, which we expect to complete in the first quarter of 2024.

There were no other changes in our internal controls over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Assertio Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 11, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Spectrum Pharmaceuticals, Inc. a wholly-owned subsidiary, whose financial statements reflect total revenues and assets constituting 12% and 39%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, Spectrum Pharmaceuticals, Inc. was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Spectrum Pharmaceuticals Inc.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 11, 2024

ITEM 9B.  OTHER INFORMATION

(b) Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item 10 is incorporated herein by reference to the information set forth under the headings “Board of Directors and Director Nominees,” “Executive Officers,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Board and Board Committees” and “Corporate Governance – Director Nominations” in our 2024 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders (the 2024 Proxy Statement). The 2024 Proxy Statement is expected to be filed with the SEC within 120 days after the end of our 2023 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference to the information set forth under the heading “Executive Compensation” in our 2024 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2024 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item 13 is incorporated herein by reference to the information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committees – Board Independence” in our 2024 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item 14 is incorporated herein by reference to the information set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2024 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of documents filed as part of this Annual Report on Form 10-K:

(1)    Financial Statements

    The financial statements are listed in the accompanying Index to Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(2)    Financial Statement Schedules

    The financial statement schedule “Schedule II: Valuation and Qualifying Accounts” is included in “Item 8. Financial Statements and Supplementary Data.”

(3)    Exhibits:

Exhibit Number	Description of Document
2.1†
Asset Purchase Agreement, dated as of December 15, 2021, by and among Otter Pharmaceuticals, LLC, Antares Pharma, Inc. and the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 10, 2022)

2.2†
Agreement and Plan of Merger, dated April 24, 2023, among the Company, Spade Merger Sub 1, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 25, 2023)

2.3
Agreement and Plan of Merger, dated as of March 16, 2020, by and among Assertio Therapeutics, Inc., the Company (formerly, Alligator Zebra Holdings, Inc.), Alligator Merger Sub, Inc., Zebra Merger Sub, Inc. and Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021)

3.2	Amended and Restated Certificate of Incorporation of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
3.3
Amended and Restated Bylaws of the Company, dated November 2, 2022, as amended June 12, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10‑K filed on March 10, 2020)
4.2
Indenture, dated as of August 25, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 25, 2022)

4.3	Form of 6.50% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)
10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
10.2*	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 10, 2022)
10.3*	Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018)
10.4*	Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023)
10.5*	Form of Equity Award Documents under Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 8, 2023)
10.6*	Form of Equity Award Documents for Inducement Grants (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 8, 2023)
10.7*	Amended and Restated Annual Bonus Plan
10.8*	Non‑Employee Director Compensation and Grant Policy (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 8, 2023)
10.9*
Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Zyla Life Science’s Annual Report on Form 10-K filed on March 26, 2020)

10.10*	Form of Non-Qualified Stock Option Agreement of Zyla Life Sciences (incorporated by reference to Exhibit 10.18 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on May 17, 2019)
10.11*	Offer Letter, dated as of January 2, 2024, between the Company and Heather L. Mason (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2024)

10.12†
Collaborative License, Exclusive Manufacture and Global Supply Agreement between Cosette Pharmaceuticals, Inc. (formerly, G&W Laboratories, Inc.) and Iroko Pharmaceuticals, LLC, as amended by Amendment 1 and Amendment 2 thereto (Zyla Life Sciences succeeded Iroko as a party to this agreement) (incorporated by reference to Exhibit 10.10 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on May 17, 2019)

10.13†
Amendment No. 3 to Collaborative License, Exclusive Manufacture and Global Supply Agreement between Zyla Life Sciences and Cosette Pharmaceuticals, Inc. effective July 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021)

10.14
Contingent Value Rights Agreement, dated as of July 31, 2023, entered into by and between the Company and Computershare Inc. and its affiliate Computershare Trust Company, N.A., collectively, as Rights Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023)

10.15	Form of Convertible Notes Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2023)
10.16†
License, Development and Supply Agreement, dated as of October 8, 2014, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd (incorporated by reference to Exhibit 10.35 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.17†
First Amendment to License, Development and Supply Agreement, dated as of February 28, 2018, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.36 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.18†
Second Amendment to License, Development and Supply Agreement, dated as of January 1, 2022, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.37 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.19†
Supply Agreement, dated as of February 28, 2018, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.38 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.20†
First Amendment to Supply Agreement, dated as of December 6, 2019, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.39 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.21†
Second Amendment to Supply Agreement, dated as of January 1, 2022, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.40 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.22†	Third Amendment to Supply Agreement, dated as of April 12, 2023, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd.
10.23†	Letter agreement, dated as of February 1, 2024, between Spectrum and Hanmi Pharmaceuticals Co., Ltd.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Assertio Holdings, Inc. Executive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†    Certain identified portions were omitted by means of marking such portions with asterisks because the identified portions are (i) private or confidential and (ii) not material
*    Compensatory Plan or Arrangement
**    Furnished Herewith

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSERTIO HOLDINGS, INC.

Date:	March 11, 2024	By	/s/ HEATHER L. MASON
Heather L. Mason
Interim Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Heather L. Mason and Ajay Patel, and each of them acting individually, as his or her true and lawful attorneys‑in‑fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ HEATHER L. MASON	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2024
Heather L. Mason

/s/ AJAY PATEL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2024
Ajay Patel

/s/ PETER D. STAPLE	Chairman of the Board of Directors	March 11, 2024
Peter D. Staple

/s/ SRAVAN EMANY	Director	March 11, 2024
Sravan Emany

/s/ WILLIAM T. MCKEE	Director	March 11, 2024
William T. McKee

/s/ JAMES L. TYREE	Director	March 11, 2024
James L. Tyree

/s/ JEFFREY VACIRCA	Director	March 11, 2024
Jeffrey Vacirca