Form 10-Q
period 2024-03-31
Assertio Holdings, Inc.
filed 2024-05-06
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 1, 2024, was 95,124,605.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$80,743	$73,441
Accounts receivable, net	42,610	47,663
Inventories, net	38,602	37,686
Prepaid and other current assets	10,519	12,272
Total current assets	172,474	171,062
Property and equipment, net	704	770
Intangible assets, net	105,701	111,332
Other long-term assets	3,086	3,255
Total assets	$281,965	$286,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,650	$13,439
Accrued rebates, returns and discounts	57,870	58,137
Accrued liabilities	15,401	18,213
Contingent consideration, current portion	2,700	2,700
Other current liabilities	823	954
Total current liabilities	92,444	93,443
Long-term debt	38,621	38,514
Other long-term liabilities	16,406	16,459
Total liabilities	147,471	148,416
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 95,115,452 and 94,668,523 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	9	9
Additional paid-in capital	790,538	789,537
Accumulated deficit	(656,053)	(651,543)
Total shareholders’ equity	134,494	138,003
Total liabilities and shareholders' equity	$281,965	$286,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product sales, net	$31,862	$41,769
Royalties and milestones	586	697
Total revenues	32,448	42,466
Costs and expenses:
Cost of sales	11,177	5,467
Research and development expenses	733	—
Selling, general and administrative expenses	18,524	16,904
Change in fair value of contingent consideration	—	9,167
Amortization of intangible assets	5,631	6,284
Restructuring charges	720	—
Total costs and expenses	36,785	37,822
(Loss) income from operations	(4,337)	4,644
Other (expense) income:
Debt-related expenses	—	(9,918)
Interest expense	(757)	(1,122)
Other gain	716	802
Total other expense	(41)	(10,238)
Net loss before income taxes	(4,378)	(5,594)
Income tax (expense) benefit	(132)	2,110
Net loss and comprehensive loss	$(4,510)	$(3,484)

Basic and diluted net loss per share	$(0.05)	$(0.07)
Shares used in computing basic and diluted net loss per share	94,980	51,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2023	94,669	$9	$789,537	$(651,543)	$138,003
Common stock issuance and other impacts of the vesting and settlement of equity awards	446	—	(206)	—	(206)
Stock-based compensation	—	—	1,207	—	1,207
Net loss and comprehensive loss	—	—	—	(4,510)	(4,510)
Balances at March 31, 2024	95,115	$9	$790,538	$(656,053)	$134,494

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2022	48,320	$5	$545,321	$(319,601)	$225,725
Induced exchange of convertible notes (See Note 16)	6,990	—	26,699	—	26,699
Common stock issuance and other impacts of the vesting and settlement of equity awards	352	—	(722)	—	(722)
Stock-based compensation	—	—	2,446	—	2,446
Net loss and comprehensive loss	—	—	—	(3,484)	(3,484)
Balances at March 31, 2023	55,662	$5	$573,744	$(323,085)	$250,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(4,510)	$(3,484)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,696	6,484
Amortization of debt issuance costs and Royalty Rights	107	147
Recurring fair value measurements of assets and liabilities	—	9,167
Debt-related expenses	—	9,918
Provisions for inventory and other assets	1,428	1,072
Stock-based compensation	1,207	2,446
Deferred income taxes	—	(1,367)
Changes in assets and liabilities:
Accounts receivable	5,054	(1,109)
Inventories	(2,344)	(3,602)
Prepaid and other assets	1,921	1,824
Accounts payable and other accrued liabilities	(134)	(290)
Accrued rebates, returns and discounts	(267)	2,887
Interest payable	(650)	(1,376)
Net cash provided by operating activities	7,508	22,717
Investing Activities
Purchase of Sympazan	—	(105)
Net cash used in investing activities	—	(105)
Financing Activities
Payments in connection with 2027 Convertible Notes	—	(10,500)
Payment of direct transaction costs related to convertible debt inducement	—	(1,119)
Payment of contingent consideration	—	(6,609)
Payments related to the vesting and settlement of equity awards, net	(206)	(722)
Net cash used in financing activities	(206)	(18,950)
Net increase in cash and cash equivalents	7,302	3,662
Cash and cash equivalents at beginning of year	73,441	64,941
Cash and cash equivalents at end of period	$80,743	$68,603

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$11	$29
Cash paid for interest	$1,300	$2,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio Holdings, Inc., or the Company, is a pharmaceutical company with comprehensive commercial capabilities offering differentiated products to patients. The Company has built its product portfolio through the acquisition or licensing of approved products. The Company’s commercial capabilities include marketing through both a sales force and a non-personal promotion model, market access through payor contracting, and trade and distribution. The Company’s primary marketed products include ROLVEDONTM (elflapegrastim-xnst) injection for subcutaneous use, INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, Sympazan® (clobazam) oral film, Otrexup® (methotrexate) injection for subcutaneous use, SPRIX® (ketorolac tromethamine) Nasal Spray, CAMBIA® (diclofenac potassium for oral solution), and Zipsor® (diclofenac potassium) Liquid filled capsules. To date, substantially all of the Company’s revenues are related to product sales in the U.S.

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the entire year ending December 31, 2024 or future operating periods.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in Assertio Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on March 11, 2024 (the “2023 Form 10-K”). The Condensed Consolidated Balance Sheet as of December 31, 2023, has been derived from the audited financial statements at that date, as filed in the Company’s 2023 Form 10-K.
NOTE 2. ACQUISITIONS
Spectrum Pharmaceuticals

On July 31, 2023, (the “Effective Date”), the Company completed the acquisition of Spectrum Pharmaceuticals, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products (the “Spectrum Merger”). The Spectrum Merger was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 24, 2023, through a merger of a wholly-owned subsidiary of the Company with and into Spectrum, with Spectrum surviving the Merger as a wholly-owned subsidiary of the Company. The Company accounted for the Spectrum Merger using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805 and is considered the accounting acquirer.

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
(2)Represents the Effective Date fair value of 223,397 CVRs at $0.0176 per CVR issued to holders of Spectrum common stock, employee stock awards and warrants.

The CVRs represent a contingent consideration obligation measured at fair value and classified as liabilities on the Company’s Condensed Consolidated Balance Sheets. The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach and is based on Level 3 inputs. Refer to Note 18, Fair Value, for additional information. Fair value is based on the probability of achievement of 2024 and 2025 annual ROLVEDON net sales milestones. Significant assumptions include the discount rate and the probability assigned to the achievement of the net sales milestones. Achievement of both the 2024 and 2025 annual ROLVEDON net sales milestones would obligate the Company to transfer a maximum of approximately $44.7 million of additional consideration. No additional consideration would be paid by the Company if neither the 2024 nor 2025 annual ROLVEDON net sales milestones are achieved.

The following table reflects the fair values of the assets acquired and liabilities assumed at the Effective Date (in thousands). The fair values were based on management’s estimates and assumptions. There were no changes for the three months ended March 31, 2024, to the estimated preliminary fair values of the assets acquired and liabilities assumed. The final determination was completed as of March 31, 2024.

	Initial Preliminary Purchase Price Allocation to Fair Value	Adjustments to Purchase Price Allocation to Fair Value (2)	Final Purchase Price Allocation to Fair Value
Assets:
Cash and cash equivalents	$34,600	$—	$34,600
Marketable securities	2,194	—	2,194
Accounts receivable	50,975	—	50,975
Inventories	22,244	61	22,305
Prepaid and other current assets	1,287	698	1,985
Property and equipment	100	—	100
Intangible assets	234,000	(13,500)	220,500
Other long-term assets	1,396	—	1,396
Total	$346,796	$(12,741)	$334,055

Liabilities:
Accounts payable	$10,108	$—	$10,108
Accrued rebates, returns and discounts	21,025	—	21,025
Accrued liabilities	36,509	(2,343)	34,166
Other current liabilities	784	—	784
Deferred taxes	34,250	(30,254)	3,996
Other long-term liabilities	11,103	—	11,103
Total	$113,779	$(32,597)	$81,182

Total Spectrum net assets acquired (1)	$233,017	$19,856	$252,873
Goodwill	$19,856	$(19,856)	$—

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
(2)Adjustments made to the preliminary purchase price allocation to fair value primarily reflect completion of studies and other analysis necessary to determine the income tax effects of the net identifiable assets acquired and further refinement of the assumptions used in the valuation supporting the ROLVEDON product rights. These adjustments did not materially impact the Consolidated Statement of Comprehensive (Loss) Income.

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

There were no acquisition costs related to the Spectrum Merger recognized for the three months ended March 31, 2024.

The following unaudited pro forma information represents the Company’s results of operations as if the Spectrum Merger had been completed as of January 1, 2023, (in thousands) and includes nonrecurring adjustments for additional costs of sales from the fair value step-up of inventories and transaction costs. The disclosure of pro forma net sales and net loss does not purport to indicate the results that would actually have been obtained had the Spectrum Merger been completed on the assumed date for the periods presented, or which may be realized in the future. The unaudited pro forma information does not reflect any operating efficiencies or cost savings that may be realized from the integration of the acquisition.

Three Months Ended
March 31, 2023
Total revenues	$58,081
Net loss	(13,944)

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects total revenue, net for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Product sales, net:
ROLVEDON	$14,478	$—
INDOCIN products	8,682	30,346
Sympazan	2,617	2,502
Otrexup	2,882	2,822
SPRIX	1,437	1,889
CAMBIA	1,256	2,264
Other products	510	1,946
Total product sales, net	31,862	41,769
Royalties and milestone revenue	586	697
Total revenues	$32,448	$42,466
Product Sales, net

As a result of the Spectrum Merger, the Company began recognizing ROLVEDON sales in August 2023.

Other net product sales for the three months ended March 31, 2023 include product sales for OXAYDO and Zipsor. The Company ceased OXAYDO product sales beginning in September 2023.
Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement granting Miravo the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized royalties revenue related to the CAMBIA licensing agreement of $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

The Company recognized no milestone revenue associated with the completion of certain service milestones for the three months ended March 31, 2024, and $0.2 million for the three months ended March 31, 2023.
NOTE 4. ACCOUNTS RECEIVABLES, NET

As of March 31, 2024 and December 31, 2023, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $0.4 million and $0.9 million, respectively.

NOTE 5.  INVENTORIES, NET

The following table reflects the components of inventory, net as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$18,872	$10,537
Work-in-process	2,452	2,239
Finished goods	17,278	24,910
Total inventories, net	$38,602	$37,686
The Company writes down the value of inventory for potential excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of March 31, 2024 and December 31, 2023, inventory reserves were $7.3 million and $6.8 million, respectively.

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

The following table reflects prepaid and other current as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Prepaid assets and deposits	$10,222	$11,973
Other current assets	297	299
Total prepaid and other current assets	$10,519	$12,272

In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES Therapeutic, Inc. (“NES”), pursuant to which it purchased a Convertible Secured Promissory Note (the “NES Note”). The Company’s investment in the NES Note, which is included in other current assets, is accounted for as a loan receivable and is valued at amortized cost. As of both March 31, 2024 and December 31, 2023, the Company has assessed an estimated $3.5 million expected credit loss reserve on its investment based on its evaluation of probability of default that exists. The expected credit loss reserve recognized in each period represents the entire aggregate principal amount and outstanding interest incurred on the NES Note as of both March 31, 2024 and December 31, 2023.

NOTE 7. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Furniture and office equipment	$1,908	$1,908
Laboratory equipment	20	20
Leasehold improvements	3,473	2,945
Construction in progress	—	528
	5,401	5,401
Less: Accumulated depreciation	(4,697)	(4,631)
Property and equipment, net	$704	$770

Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

NOTE 8.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

		March 31, 2024			December 31, 2023
Products rights:	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
ROLVEDON	9.3	$63,405	$(6,787)	$56,618	$220,500	$(5,270)	$(157,095)	$58,135
INDOCIN	1.8	65,606	(47,413)	18,193	154,100	(44,814)	(88,494)	20,792
Sympazan	10.6	14,550	(1,718)	12,832	14,550	(1,415)	—	13,135
Otrexup	5.7	16,364	(10,364)	6,000	44,086	(10,103)	(27,723)	6,260
SPRIX	3.1	32,673	(20,615)	12,058	39,000	(19,663)	(6,327)	13,010
Total intangible Assets		$192,598	$(86,897)	$105,701	$472,236	$(81,265)	$(279,639)	$111,332

Amortization expense was $5.6 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2024 (remainder)	16,894
2025	22,526
2026	12,130
2027	9,909
2028	8,322
Thereafter	35,920
Total	$105,701

During the three months ended March 31, 2024, the Company’s market capitalization declined to below the book value of the Company’s equity, which management determined represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets. Similar to its previous assessment in the fourth quarter of 2023, as described in the Company’s 2023 Form 10-K, management concluded it was appropriate to group its assets at the product level. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition. The Company then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups. Based on this test, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the long-lived asset groups and, accordingly, that the long-lived asset groups are fully recoverable and no adjustment to their carrying values was required.
NOTE 9.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$1,234	$1,269
Prepaid asset and deposits	1,155	1,289
Other	697	697
Total other long-term assets	$3,086	$3,255

NOTE 10.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$1,452	$2,438
Accrued restructuring costs (See Note 20)	3,368	4,378
Other accrued liabilities	9,123	9,492
Interest payable	217	867
Accrued royalties	1,241	1,038
Total accrued liabilities	$15,401	$18,213

NOTE 11.  DEBT

The following table reflects the Company’s debt as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
6.5% Convertible Senior Secured Notes due 2027 principal amount	$40,000	$40,000
Plus: derivative liability for embedded conversion feature	308	308
Less: unamortized debt issuance costs	(1,687)	(1,794)
Carrying value	38,621	38,514
Less: current portion of long-term debt	—	—
Long-term debt, net	$38,621	$38,514

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

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). As a result of the Convertible Note Exchange in the first quarter of 2023, the Company recorded an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million, the total of which is reported in Debt-related expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023. The induced conversion expense represents the fair value of the consideration transferred in the Convertible Note Exchange in excess of the fair value of common stock issuable under the original terms of the 2027 Convertible Notes.

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

The 2027 Convertible Notes bear interest from August 25, 2022, at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2023.

Pursuant to the terms of the Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of March 31, 2024.

The following table reflects the carrying balance of the 2027 Convertible Notes as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Principal balance	$40,000	$40,000
Derivative liability for embedded conversion feature	308	308
Unamortized debt issuance costs	(1,687)	(1,794)
Carrying balance	$38,621	$38,514

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method, with an effective interest rate determined to be 7.8%. During each of the three months ended March 31, 2024 and 2023, the Company amortized $0.1 million of the debt discount on the 2027 Convertible Notes.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. See Note 18, Fair Value, for further details around the estimated fair value of the derivative liability. All of the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s financial statements.

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest on 2027 Convertible Notes	$650	$975
Amortization of debt issuance costs	107	147
Total interest expense	$757	$1,122

NOTE 12.  OTHER LONG-TERM LIABILITIES

The following table reflects other long-term liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
ROLVEDON product royalties	$9,224	$9,224
Noncurrent operating lease liabilities	1,350	1,470
Liability for uncertain tax provisions	4,620	4,553
Deferred employee retention credits	1,212	1,212
Total other long-term liabilities	$16,406	$16,459

NOTE 13.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and options, as well as performance-based RSUs and options.

For the three months ended March 31, 2024 and 2023, stock-based compensation of $1.2 million and $2.4 million, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

During the three months ended March 31, 2024, the Company granted 0.9 million RSUs at a weighted-average fair market value of $0.80 per share, and 3.0 million options at a weighted-average fair market value of $0.77 per share. During the three months ended March 31, 2023, the Company granted 0.5 million RSUs at a weighted-average fair market value of $5.15 per share, and 0.6 million options at a weighted-average fair market value of $4.39 per share.

NOTE 14.  LEASES

As of March 31, 2024, the Company has a non-cancelable operating lease for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). On May 1, 2023, the Company amended the Lake Forest Lease to reduce the size of leased premises and extend the term of the lease through December 31, 2030. Additionally, in connection with the Spectrum Merger, the Company assumed leases for two facilities and certain office equipment which Spectrum had previously been the lessee.

The following table reflects lease expense and income for the three months ended March 31, 2024 and 2023 (in thousands):

		Three Months Ended March 31,
	Financial Statement Classification	2024	2023
Operating lease cost	Selling, general and administrative expenses	$66	$39
The following table reflects supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$282	$104
The following table reflects supplemental balance sheet information related to leases as of March 31, 2024 and December 31, 2023 (in thousands):

	Financial Statement Classification	March 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other long-term assets	$1,234	$1,269
Liabilities
Current operating lease liabilities	Other current liabilities	$797	$928
Noncurrent operating lease liabilities	Other long-term liabilities	1,350	1,470
Total lease liabilities		$2,147	$2,398

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Jubilant HollisterStier Manufacturing and Supply Agreement

In connection with the Company’s merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), the Company assumed a Manufacturing and Supply Agreement (the “Jubilant HollisterStier Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. Under the Jubilant HollisterStier Agreement, JHS is responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX. The Company agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Jubilant HollisterStier Agreement. Total annual commitments to JHS are approximately $1.5 million.

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

Hanmi Supply Agreement

In connection with the Spectrum Merger, the Company assumed a Manufacturing and Supply Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) pursuant to which the Company engaged Hanmi to provide certain services related to the manufacture and supply of ROLVEDON for the Company’s commercial use. The Company has agreed to purchase a minimum number of batches totaling approximately $19.1 million in 2024 and $3.8 million in 2025. The Company has purchased $8.4 million of inventory from Hanmi during the three months ended March 31, 2024.

General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. As of both March 31, 2024 and December 31, 2023, the Company had a legal contingency accrual of approximately $3.2 million. The Company continues to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20-25. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. Provisions for loss contingencies are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss and the related accruals are recorded in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

On July 30, 2020, Humana Inc. (“Humana”) also filed a complaint against the Company and several other defendants in the U.S. District Court for the Northern District of California alleging similar claims related to Glumetza. The claims asserted by Humana in its federal case were ultimately withdrawn, and analogous claims were instead asserted by Humana in an action it filed in the Superior Court of the State of California for the County of Alameda on February 8, 2021, and subsequently amended in September 2021. Additionally, on April 5, 2022, Health Care Service Corporation (“HCSC”) filed a complaint against the Company and the same other defendants in the California Superior Court of Alameda alleging similar claims related to Glumetza.

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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (“MDL Court”) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings has also been named in six such cases. In April 2022, the Judicial Panel on Multi-District Litigation issued an order stating that it would no longer transfer new opioid cases to the MDL Court. Since that time, Assertio Therapeutics has been named in lawsuits pending in federal courts outside of the MDL Court (in Georgia and New York). Plaintiffs may file additional lawsuits in which the Company may be named, and plaintiffs may also seek leave to add the Company to lawsuits already on file in the MDL Court. Plaintiffs in the pending federal cases involving Assertio Therapeutics or Assertio Holdings include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set for any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.
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

On April 1, 2022, Assertio Therapeutics filed a complaint against its former insurance broker, Woodruff-Sawyer & Co. (“Woodruff”), in the Superior Court of the State of California for the County of Alameda (Case No. 22CV009380). Assertio Therapeutics alleged claims for negligence and breach of fiduciary duty in connection with Woodruff’s negotiation and procurement of products liability insurance coverage for Assertio Therapeutics. On April 26, 2024, Assertio Therapeutics and Woodruff executed a binding settlement term sheet to resolve Assertio Therapeutics’ claims.

Stockholder Actions

Shapiro v. Assertio Holdings, Inc., et al., U.S. District Court, Northern District of Illinois, Case No. 1:24-cv-00169. On January 5, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Assertio and certain of its current and former executive officers made false or misleading statements and failed to disclose material facts regarding the likely impact of INDOCIN sales and the Spectrum Merger on Assertio’s profitability in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act of 1934, as amended (the “Exchange Act”). On April 11, 2024, the court appointed Continental General Insurance Company as the lead plaintiff. The Company intends to vigorously defend itself in this matter.

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

Jung v. Peisert, et al., U.S. District Court, Delaware, Case No. 1:24-cv-00383-UNA. On March 26, 2024, this putative stockholder derivative action was filed against the Company (as a nominal defendant) and certain of its current and former executive offers and directors. The stockholder derivative complaint alleges, inter alia, that certain of the Company’s current and former executive officers and directors are liable to the Company, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, relating to allegedly false or misleading statements and alleged failure to disclose material facts regarding the likely impact of INDOCIN sales and the Spectrum Merger on the Company’s profitability. The complaint further alleges that certain of the Company’s current and former officers and directors breached their fiduciary duties, and that certain of the Company’s directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about such matters. The allegations state that as a result of the violations, certain of the Company’s current and former executive officers and directors committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief.

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its Biologic License Application (“BLA”) to the FDA for eflapegrastim (ROLVEDON) in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On November 30, 2022, the defendants filed a motion to dismiss the amended complaint, which was fully briefed as of February 27, 2023. On February 6, 2024, the Court held a hearing on the motion to dismiss and issued an order dismissing the lawsuit without prejudice to the lead plaintiff’s ability to replead their claims. The lead plaintiff filed a further amended complaint on March 29, 2024. The Company intends to vigorously defend itself in this matter.

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

Csaba v. Turgeon, et. al (filed December 15, 2021 in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al (filed March 15, 2022 in the U.S. District Court District of Nevada); Johnson v. Turgeon, et. al (filed March 29, 2022 in the U.S. District Court District of Nevada); Raul v. Turgeon, et. al (filed April 28, 2022 in the U.S. District Court District of Delaware); and Albayrak v. Turgeon, et. al (filed June 9, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against Spectrum (as a nominal defendant) and certain of Spectrum’s former executive officers and directors. The stockholder derivative complaints allege, inter alia, that certain of Spectrum’s former executive officers are liable to Spectrum, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for eflapegrastim. The complaints generally but not uniformly further allege that certain of Spectrum’s former officers and directors breached their fiduciary duties, and certain of Spectrum’s former directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for eflapegrastim. The allegations state that as a result of the violations, certain of Spectrum’s former executive officers and directors committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The parties have agreed to stay these derivative actions until there is a decision in the Luo Nevada securities class action either denying a motion to dismiss in whole or in part, or dismissing that securities class action with prejudice.

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

Exchanged Convertible Notes

In connection with the Convertible Note Exchange (See Note 11, Debt) in the first quarter of 2023, the Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in partial settlement of the 2027 Convertible Notes (the “Exchanged Notes”). The Company did not receive any cash proceeds from the issuance of the shares of its common stock but recognized additional paid-in capital of $28.3 million during the three months ended March 31, 2023, related to the common stock share issuance, net of approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes.

NOTE 17.  NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and convertible debt. For the purposes of this calculation, stock-based awards and convertible debt are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented when the effect is dilutive. As a result, interest expense, net of tax, and any other income statement impact associated with the 2027 Convertible Notes, net of tax, is added back to net loss used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the potential dilution effect of the convertible debt if converted into the Company’s common stock. As the Company was in a loss position for the three months ended March 31, 2024 and March 31, 2023, the Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share, because to do so would be anti-dilutive.

The following table reflects the calculation of basic and diluted loss per common share for the three months ended March 31, 2024 and 2023 (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic and diluted net loss per share
Net loss	$(4,510)	$(3,484)
Weighted-average common shares outstanding	94,980	51,005
Basic and diluted net loss per share	$(0.05)	$(0.07)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share, because to do so would be anti-dilutive, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Convertible notes	9,768	14,489
Stock-based awards and equivalents	8,422	8,271
Total potentially dilutive common shares	18,190	22,760

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

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	Cash and cash equivalents	$—	$36,518	$—	$36,518
U.S. Government agencies	Cash and cash equivalents	—	2,750	—	2,750
Money market funds	Cash and cash equivalents	40,168	—	—	40,168
Total		$40,168	$39,268	$—	$79,436
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$2,700	$2,700
Derivative liability	Long-term debt	—	—	308	308
Total		$—	$—	$3,008	$3,008

December 31, 2023	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	Cash and cash equivalents	$—	$35,458	$—	$35,458
U.S. Government agencies	Cash and cash equivalents	—	3,294	—	3,294
Money market funds	Cash and cash equivalents	32,534	—	—	32,534
Total		$32,534	$38,752	$—	$71,286
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$2,700	$2,700
Derivative liability	Long-term debt	—	—	308	308
Total		$—	$—	$3,008	$3,008

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

Contingent Consideration Obligations

Spectrum Merger Contingent Variable Rights

In connection with the Spectrum Merger, the Company issued CVRs (See Note 2, Acquisitions) that represent a contingent consideration obligation which is measured at fair value.

As of both March 31, 2024 and December 31, 2023, the fair value of the Company’s CVR liability related to the Spectrum Merger was determined by the Company to be zero. Accordingly, the Company recognized no expense or benefit for the change in fair value of the CVR contingent consideration during the three months ended March 31, 2024. The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of March 31, 2024 included updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

Zyla Merger Contingent Consideration Obligation

In connection with the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of both March 31, 2024 and December 31, 2023, the fair value of the INDOCIN product contingent consideration was determined to be $2.7 million and has been classified as current contingent consideration in the Company’s Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2024 and 2023, the Company recognized an expense of zero and $9.2 million, respectively, for the change in fair value of contingent consideration, which was recognized in Change in fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The fair value of the contingent consideration incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of March 31, 2024 included revenue volatility of 15%, discount rate of 5.5%, credit spread of 9.2% and projections of future INDOCIN product revenues.

The following table summarizes changes in fair value of the Company’s contingent consideration obligations that are measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Fair value, beginning of the period	$2,700	$48,500
Change in fair value of contingent consideration recorded within costs and expenses	—	9,167
Cash payment related to contingent consideration	—	(6,609)
Fair value, end of the period	$2,700	$51,058

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.3 million as of both March 31, 2024 and December 31, 2023, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. The significant assumption used in the binomial lattice model is a credit spread of 8.8%.

There was no change in the fair value of the derivative liability for the three months ended March 31, 2024 or 2023.

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the carrying cost of each approximates its fair value. As of March 31, 2024, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $33.8 million, compared to a par value of $40.0 million. As of December 31, 2023, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $35.7 million, compared to a par value of $40.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of March 31, 2024 and December 31, 2023 based on a market approach which represents a Level 2 valuation.

NOTE 19.  INCOME TAXES

As of March 31, 2024, the Company has concluded that it is not more likely than not that it will realize the net deferred tax asset recorded as of March 31, 2024. As a result, the Company has recorded a full valuation allowance against the net deferred tax asset recorded as of March 31, 2024. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording a full valuation allowance against our net deferred tax assets during the quarter. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the three months ended March 31, 2024, the Company recorded an income tax expense of $0.1 million. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% on current year operations is principally due to the impact of the valuation allowance and state income taxes.

NOTE 20.  RESTRUCTURING CHARGES

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

The staff reductions under the Spectrum Reorganization Plan were the result of a distinct severance plan approved by the Company’s Board of Directors and were not executed as part of established Company policies or plans. Total employee compensation costs recognized under the Spectrum Reorganization Plan through March 31, 2024, were approximately $3.3 million. In addition, the leased facilities and office equipment referenced above are not expected to be used for any business purpose, and the Company will not sublease the facilities and office equipment due to the short remaining lease terms. The facility exit costs represent the acceleration of the underlying right-of-use asset amortization to align with the cease use date for the abandoned facilities and office equipment. Total facility exit costs recognized under the Spectrum Reorganization Plan through March 31, 2024, were approximately $1.3 million. There were no remaining facility exit costs expected to be recognized by the Company under the Spectrum Reorganization Plan as of March 31, 2024.

Effective as of January 2, 2024, the Company separated from the service of its former President and Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, the former President and Chief Executive Officer was entitled to severance compensation and benefits of approximately $1.5 million, which was recognized as Restructuring charges within the Condensed Consolidated Statement of Comprehensive (Loss) Income for year ended December 31, 2023, the period in which the separation and related severance benefit was determined to be probable. The Company does not expect to recognize any additional restructuring charges related to the separation from the former President and Chief Executive Officer.

The Company recognized restructuring charges of $0.7 million for the three months ended March 31, 2024, all of which related to employee compensation costs. The Company recognized no restructuring charges for the three months ended March 31, 2023.

The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Condensed Consolidated Balance Sheets (in thousands):

Employee compensation costs
Balance as of December 31, 2023	$4,378
Restructuring charges	720
Cash paid	(1,730)
Balance as of March 31, 2024	$3,368

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “anticipate,” “approximate”, “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “opportunity,” “plan,” “potential,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Examples of forward-looking statements include, but are not necessarily limited to, those relating to:

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

•the timing and impact of additional generic approvals and uncertainty around the recent approvals and launches of generic INDOCIN products (which are not patent protected and now face generic competition as a result of the August 2023 approval and launch of generic indomethacin suppositories and January 2024 approval and subsequent launch of a generic indomethacin oral suspension product) on our future results of operations, financial condition, and cash flows;

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

•the outcome of, and our intentions with respect to, any litigation or government investigations, including pending and potential future shareholder litigation relating to the Spectrum Merger and/or the approval and launch of generic indomethacin suppositories in the second half of 2023, antitrust litigation, opioid-related government investigations and opioid-related litigation, as well as Spectrum’s legacy shareholder and other litigation, and other disputes and litigation, and the costs and expenses associated therewith;

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

•the potential impacts of adverse business and economic conditions including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes in monetary policy, potential U.S. federal government shutdowns, geopolitical conflicts and financial institution instability; and
•our common stock maintaining compliance with The Nasdaq Capital Market’s minimum closing bid requirement of at least $1.00 per share, particularly in light of our stock trading below or only slight above $1.00 per share recently.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 11, 2024 (the “2023 Form 10-K”). Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

COMPANY OVERVIEW

We are a pharmaceutical company with comprehensive commercial capabilities offering differentiated products to patients. We have built our product portfolio through the acquisition or licensing of approved products. Our commercial capabilities include marketing through both a sales force and a non-personal promotion model, market access through payor contracting, and trade and distribution. Our primary marketed products are:

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
SPRIX® (ketorolac tromethamine) Nasal Spray
A prescription NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at an opioid level. SPRIX is a non-narcotic nasal spray that provides patients with moderate to moderately severe short-term pain relief in a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider.

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

RESULTS OF OPERATIONS
Revenues
The following table reflects total revenues, net for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Product sales, net:
ROLVEDON	$14,478	$11,043	$—
INDOCIN products	8,682	10,848	30,346
Sympazan	2,617	2,706	2,502
Otrexup	2,882	2,804	2,822
SPRIX	1,437	2,343	1,889
CAMBIA	1,256	2,008	2,264
Other products	510	710	1,946
Total product sales, net	31,862	32,462	41,769
Royalties and milestone revenue	586	523	697
Total revenues	$32,448	$32,985	$42,466
Product sales, net
ROLVEDON net product sales were $14.5 million for the three months ended March 31, 2024 compared to $11.0 million for the three months ended December 31, 2023, which was the first full quarter of ROLVEDON net product sales since the acquisition of Spectrum on July 31, 2023. The quarter-over-quarter increase of $3.5 million was primarily due to volume growth.
INDOCIN net product sales for the three months ended March 31, 2024 were $8.7 million, a decrease of $21.6 million from net product sales of $30.3 million for the three months ended March 31, 2023, and a decrease of $2.2 million from net product sales of $10.8 million for the three months ended December 31, 2023. The decrease for the three months ended March 31, 2024 compared to both prior periods is primarily due to lower volume and pricing as a result of the August 2023 approval and launch of generic indomethacin suppositories. In the remainder of 2024, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing generic entrants, expected future generic entrants and other competitive products.
Sympazan net product sales increased $0.1 million from $2.5 million for the three months ended March 31, 2023 to $2.6 million for the three months ended March 31, 2024, primarily due to favorable payor mix, partially offset by lower volume. Sympazan net product sales for the three months ended March 31, 2024 decreased $0.1 million from $2.7 million for the three months ended December 31, 2023, primarily due to unfavorable payor mix, partially offset by higher volume.
Otrexup net product sales were $2.9 million for the three months ended March 31, 2024, an increase of $0.1 million from net product sales of $2.8 million for each of the three months ended March 31, 2023 and December 31, 2023, primarily due to favorable payor mix, partially offset by a decline in volume.
SPRIX net product sales were $1.4 million for the three months ended March 31, 2024, a decrease of $0.5 million from net product sales of $1.9 million for the three months ended March 31, 2023, and a decrease of $0.9 million from net product sales of $2.3 million for the three months ended December 31, 2023, primarily due to lower volume.
CAMBIA net product sales were $1.3 million for the three months ended March 31, 2024, a decrease of $1.0 million from net product sales of $2.3 million for the three months ended March 31, 2023, and a decrease of $0.7 million from net product sales of $2.0 million for the three months ended December 31, 2023, primarily due to lower volume caused by generic entrants in 2023.
Other net product sales for the three months ended March 31, 2023 include net product sales for OXAYDO of $0.8 million and net product sales of Zipsor of $1.2 million. As we ceased OXAYDO product sales beginning in September 2023, other net product sales for the three months ended March 31, 2024 of $0.5 million and the three months ended December 31, 2023 of $0.7 million represent only net product sales of Zipsor.
The decrease in total product sales, net, for the three months ended March 31, 2024 as compared to December 31, 2023 and March 31, 2023, also reflects a year-over-year increase in the amounts charged as a reduction to revenue for sales and return allowances, discounts, chargebacks, and rebates, which is primarily attributed to a shift in product mix with the addition of ROLVEDON and the decrease in product sales of INDOCIN and CAMBIA.

Royalties & Milestone revenue

In November 2010, we entered into a license agreement granting Miravo the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalties revenue related to the CAMBIA license agreement of $0.6 million for the three months ended March 31, 2024, and $0.5 million for each of the three months ended March 31, 2023 and December 31, 2023.

We recognized no milestone revenue associated with the completion of certain service milestones for each of the three months ended March 31, 2024 and December 31, 2023, and milestone revenue associated with the completion of certain service milestones of $0.2 million for the three months ended March 31, 2023.

Cost of Sales
Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write downs or scrap costs, product quality testing, internal employee costs related to the manufacturing process, distribution costs, and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets. Fair value of inventories acquired through business combinations or asset acquisitions include an inventory step-up within the value of inventories. The inventory step-up value is amortized as the related inventory is sold and is included in cost of sales.

Cost of sales for the three months ended March 31, 2024 increased $5.7 million from $5.5 million for the three months ended March 31, 2023 to $11.2 million for the three months ended March 31, 2024, primarily due to $4.1 million of ROLVEDON inventory step-up amortization and $1.1 million of ROLVEDON inventory write downs, which the Company acquired as part of the Spectrum Merger, and the impact of product mix, which increased cost of sales by $1.3 million. The increase in cost of sales was partially offset by $0.8 million of lower non-ROLVEDON inventory write downs.

Cost of sales for the three months ended March 31, 2024 increased $1.5 million from $9.7 million for the three months ended December 31, 2023 to $11.2 million for the three months ended March 31, 2024, primarily due to an increase in ROLVEDON specific cost of sales, including quarter-over-quarter increases in inventory step-up amortization of $1.1 million, inventory write downs of $0.9 million, and $0.4 million of cost of sales directly attributable to ROLVEDON product sales. The increase in cost of sales due to ROLVEDON was partially offset by $0.9 million of lower non-ROLVEDON inventory write downs and the impact of product mix, which decreased cost of sales by $0.2 million.

Cost of sales are impacted by both product volume and mix, changes in which will have an impact on Cost of sales recognized by us in future periods. In the remainder of 2024, we expect Cost of sales, as a percentage of sales, to be higher due to changes in product volume and mix.

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

Research and development expenses were $0.7 million for the three months ended March 31, 2024, representing primarily costs directly associated with ongoing clinical trial activity for ROLVEDON. We did not recognize any research and development expenses for the three months ended March 31, 2023.

Research and development expenses decreased $0.3 million from $1.0 million for the three months ended December 31, 2023 to $0.7 million for the three months ended March 31, 2024, primarily due to lower costs associated with ongoing clinical activity for ROLVEDON for the three months ended March 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general, and administrative expenses increased $1.6 million from $16.9 million for the three months ended March 31, 2023 to $18.5 million for the three months ended March 31, 2024, primarily due to: (i) $6.7 million of higher operating expenses incurred following the Spectrum Merger, partially offset by; (ii) $2.4 million of lower transaction-related expenses, primarily legal and professional fees, associated with the Spectrum Merger, (iii) $2.3 million of lower marketing and promotion expenses, and (iv) a net decrease of $0.4 million in other general operating expenses.

Selling, general and administrative expenses decreased $5.5 million from $24.0 million for the three months ended December 31, 2023 to $18.5 million for the three months ended March 31, 2024, primarily due to: (i) $2.8 million of lower ROLVEDON direct expenses, (ii) a decrease of $1.4 million in stock-based compensation expense, (iii) $1.0 million of lower marketing and promotion expenses, and (iv) $0.4 million of lower transaction-related expenses associated with the Spectrum Merger. The decrease was partially offset by a net increase of $0.2 million in other general operating expenses.

Change in Fair Value of Contingent Consideration

In connection with the Spectrum Merger, we issued CVRs that represent a contingent consideration obligation which is measured at fair value. See Company Overview for further information. Pursuant to our merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), we assumed a contingent consideration obligation for future royalties on annual INDOCIN product net sales which is measured at fair value. The fair values of both contingent consideration obligations are remeasured each reporting period, with changes in the fair value of each of the contingent consideration obligations resulting from changes in the respective underlying inputs being recognized in operating expenses until both the contingent consideration obligation arrangements are settled.

For the three months ended March 31, 2024 and 2023, we recognized an expense of zero and $9.2 million, respectively, for the change in fair value of contingent consideration.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. As of March 31, 2024 and December 31, 2023, the fair value of the CVR liability was determined to be zero. The significant assumptions used in the calculation of the fair value as of March 31, 2024, included updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

The fair value of the contingent consideration obligation incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product revenues through January 2029, and discounted to present value. As of both March 31, 2024 and December 31, 2023, the fair value of the INDOCIN product contingent consideration was determined to be $2.7 million. The significant assumptions used in the calculation of the fair value as of March 31, 2024, included revenue volatility of 15%, discount rate of 5.5%, credit spread of 9.2% and updated projections of future INDOCIN product revenues.

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of intangible assets—ROLVEDON	$1,517	$—
Amortization of intangible assets—INDOCIN	2,598	3,210
Amortization of intangible assets—Sympazan	303	303
Amortization of intangible assets—Otrexup	261	1,377
Amortization of intangible assets—SPRIX	952	1,394
Total	$5,631	$6,284

Amortization expense decreased $0.7 million from $6.3 million for the three months ended March 31, 2023 to $5.6 million for the three months ended March 31, 2024, primarily due to a lower carrying value of intangible assets due to impairment charges recognized in the third and fourth quarters of 2023, offset by the additional amortization of the ROLVEDON product rights, acquired in July 2023.

Restructuring Charges

Restructuring charges were $0.7 million for the three months ended March 31, 2024 compared to zero for the three months ended March 31, 2023. In August 2023, we implemented a reorganization plan of our workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at our headquarters office and the exit of certain leased facilities. We expect the recognition of any additional costs and all cash payments under the Spectrum Reorganization Plan to be completed by the end of 2024.

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

Other (Expense) Income

The following table reflects other expense (income) for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Debt-related expenses	$—	$(9,918)
Interest expense	(757)	(1,122)
Other gain	716	802
Total other expense	$(41)	$(10,238)

Other expense decreased by $10.2 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to debt-related expenses incurred in the prior year and lower interest expense. Debt-related expenses for the three months ended March 31, 2023, consisted of an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million incurred as a result of the $30.0 million

Convertible Note Exchange in the first quarter of 2023, as further described under the heading “Liquidity and Capital Resources” below. There were no similar debt-related expenses in the three months ended March 31, 2024.

The following table reflects interest expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest payable on 2027 Convertible Notes	$650	$975
Amortization of debt issuance costs	107	147
Total interest expense	$757	$1,122

For the three months ended March 31, 2024, total interest expense decreased $0.3 million from $1.1 million for the three months ended March 31, 2023 to $0.8 million for the three months ended March 31, 2024, primarily due to a lower principal balance of 2027 Convertible Notes outstanding.

Income Tax Provision

For the three months ended March 31, 2024, we recorded an income tax expense of $0.1 million. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% on current year operations is primarily due to the impact of the valuation allowance and state income taxes. As of March 31, 2024, we concluded that it is not more likely than not that we will realize the net deferred tax asset recorded as of March 31, 2024. As a result, we have recorded a full valuation allowance against the net deferred tax asset as of March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We have and continue to finance our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On August 22, 2022, we issued $70.0 million aggregate principal amount of convertible senior notes which mature on September 1, 2027, and bear interest at the rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023 (the “2027 Convertible Notes”). On February 27, 2023, we completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued in a partial settlement of the 2027 Convertible Notes.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of March 31, 2024.

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

The inability to raise any additional capital that may be required to fund our future operations, payments due under our debt agreements, or product acquisitions and strategic transactions that we may pursue could have a material adverse effect on the Company.

The following table reflects summarized cash flow activities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$7,508	$22,717
Net cash used in investing activities	—	(105)
Net cash used in financing activities	(206)	(18,950)
Net increase in cash and cash equivalents	$7,302	$3,662

Cash Flows from Operating Activities

Cash provided by operating activities was $7.5 million for the three months ended March 31, 2024 compared to $22.7 million for the three months ended March 31, 2023, primarily due to lower net income including non-cash items, partially offset by favorable working capital cash flows compared to last year.

For the three months ended March 31, 2024, net loss was $4.5 million compared to $3.5 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, adjustments for non-cash items contributed approximately $19.4 million less to operating cash flows compared to the same period in 2023, primarily due to debt-related expenses of $9.9 million and an expense of $9.2 million for the change in fair value of contingent consideration, both of which did not recur in the current year period. For the three months ended March 31, 2024, net working capital cash generated by operations of approximately $3.6 million was $5.3 million higher than net working capital cash used in operations of approximately $1.7 million in the same period in 2023, primarily due to increased cash from accounts receivable payments and decreased cash used for inventory due to the timing of purchases and receipts, partially offset by increased cash used in the settlement of accrued rebates, returns and discounts due to impact of sales product mix as well as timing of settlement.

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods, and cash flows from operating activities in future periods may vary significantly from those in prior periods as a result of these factors.

Cash Flows from Investing Activities

There was no cash provided by or used in investing activities for the three months ended March 31, 2024. Cash used in investing activities for the three months ended March 31, 2023, was $0.1 million, which consisted entirely of cash paid for the transaction costs incurred with the acquisition of Otrexup.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2024, was $0.2 million, which consisted entirely of cash used for employees’ withholding tax liability upon the vesting of employee stock awards. Cash used in financing activities for the three months ended March 31, 2023, was $19.0 million, which primarily consisted of (i) $10.5 million in cash payments and $1.1 million of direct transaction cost payments made in connection with the Convertible Note Exchange, (ii) a $6.6 million payment for contingent consideration, and (iii) cash used for employees’ withholding tax liability on stock award releases.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligation, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and non-cancelable leases for our office space. There were no material changes to our material cash requirements from contractual or other obligations outside the ordinary course of business or due to other factors since our Annual Report on Form 10-K for the year ended December 31, 2023. For a description of our material contractual or other obligations, see “Note 15. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, acquisitions, impairment of long-lived assets, contingent consideration obligations, and income taxes to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgements and estimates since we filed our 2023 Form 10-K. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Significant Estimates in our 2023 Form 10-K for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk-sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Our exposure to interest rate risk relates primarily to our cash equivalents that are from time to time invested in highly liquid money market funds and marketable securities, including U.S. treasury and government agency securities with a maturity date at the time of purchase of three months or less. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We estimate a 100 basis point decrease or increase in interest rates during the reporting periods presented would not have a material impact on our results of operations and cash flows as of March 31, 2024.

We do not have material exposures to foreign exchange rates and commodity prices as of March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2024, we finalized the process of integrating our acquisition of Spectrum’s operations into our internal control environment.

There were no other changes in our internal controls over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 15. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as set forth below, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to other information in this report, the following risk factor, together with the risks and uncertainties referenced above, should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

We face risks relating to product liability losses and other litigation liability for which we may be unable to maintain or obtain adequate protection.

We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our former opioid products. Moreover, we have settled coverage litigation with our primary product liability insurer and first excess carrier regarding whether opioid litigation claims noticed by us are covered by our policies with such insurers. We have also signed a confidential settlement term sheet with our former insurance broker to resolve Assertio Therapeutics’ claims against the broker for negligence and breach of fiduciary duty in connection with the broker’s negotiation and procurement of products liability insurance coverage for Assertio Therapeutics. Insurance coverage for pending and future claims relating to our historical commercialization of opioids under our remaining insurance policies is doubtful and such policies may provide no protection at all for such claims. Further, we are subject to pending antitrust litigation and pending and potential future shareholder litigation relating to the Spectrum Merger and/or the approval and launch of generic indomethacin suppositories in the second half of 2023, and Spectrum is named in several securities class action and shareholder derivative lawsuits filed by former Spectrum stockholders. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies.” If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We have obtained product liability insurance for sales of our products and any future clinical trials currently underway, but:

•we may be unable to maintain product liability insurance on acceptable terms;
•we may be unable to obtain product liability insurance for future trials;
•we may be unable to obtain product liability insurance for future products; or

•our insurance may not provide adequate protection against potential liabilities or may provide no protection at all.

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

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	71,396	$1.12	N/A	N/A
February 1, 2024 - February 29, 2024	152,541	$0.80	N/A	N/A
March 1, 2024- March 31, 2024	2,890	$0.88	N/A	N/A
Total	226,827	$0.90

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6. EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
_______________________________________________________
**    Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2024	ASSERTIO HOLDINGS, INC.

/s/ Heather L. Mason
Heather L. Mason
Interim Chief Executive Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Financial Officer