Form 10-Q
period 2024-06-30
Assertio Holdings, Inc.
filed 2024-08-07
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 1, 2024, was 95,335,629.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2024

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$44,735	$73,441
Short-term investments	43,644	—
Accounts receivable, net	39,913	47,663
Inventories, net	39,080	37,686
Prepaid and other current assets	10,480	12,272
Total current assets	177,852	171,062
Property and equipment, net	664	770
Intangible assets, net	99,030	111,332
Other long-term assets	1,897	3,255
Total assets	$279,443	$286,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,271	$13,439
Accrued rebates, returns and discounts	58,424	58,137
Accrued liabilities	15,124	18,213
Contingent consideration, current portion	2,700	2,700
Other current liabilities	665	954
Total current liabilities	92,184	93,443
Long-term debt	38,729	38,514
Other long-term liabilities	16,377	16,459
Total liabilities	147,290	148,416
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 95,333,214 and 94,668,523 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	9	9
Additional paid-in capital	791,871	789,537
Accumulated deficit	(659,727)	(651,543)
Total shareholders’ equity	132,153	138,003
Total liabilities and shareholders' equity	$279,443	$286,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$30,695	$40,083	$62,557	$81,852
Royalties and milestones	431	723	1,017	1,420
Other revenue	—	185	—	185
Total revenues	31,126	40,991	63,574	83,457
Costs and expenses:
Cost of sales	8,889	4,772	20,066	10,239
Research and development expenses	798	503	1,531	503
Selling, general and administrative expenses	18,385	16,771	36,909	33,675
Change in fair value of contingent consideration	—	241	—	9,408
Amortization of intangible assets	6,671	6,284	12,302	12,568
Restructuring charges	—	—	720	—
Total costs and expenses	34,743	28,571	71,528	66,393
(Loss) income from operations	(3,617)	12,420	(7,954)	17,064
Other income (expense):
Debt-related expenses	—	—	—	(9,918)
Interest expense	(758)	(751)	(1,515)	(1,873)
Interest income	842	650	1,554	1,109
Other gain	8	11	12	354
Total other income (expense)	92	(90)	51	(10,328)
Net (loss) income before income taxes	(3,525)	12,330	(7,903)	6,736
Income tax expense	(149)	(3,860)	(281)	(1,750)
Comprehensive (loss) income	$(3,674)	$8,470	$(8,184)	$4,986

Basic net (loss) income per share	$(0.04)	$0.15	$(0.09)	$0.09
Diluted net (loss) income per share	$(0.04)	$0.13	$(0.09)	$0.09
Shares used in computing basic net (loss) income per share	95,240	56,142	95,110	53,588
Shares used in computing diluted net (loss) income per share	95,240	70,144	95,110	58,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at March 31, 2024	95,115	$9	790,538	(656,053)	$134,494
Common stock issuance and other impacts of the vesting and settlement of equity awards	218	—	(75)	—	(75)
Stock-based compensation	—	—	1,408	—	1,408
Net loss	—	—	—	(3,674)	(3,674)
Balances at June 30, 2024	95,333	$9	$791,871	$(659,727)	$132,153

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at March 31, 2023	55,662	$5	$573,744	$(323,085)	$250,664
Issuance of common stock upon exercise of options	110	—	157	—	157
Common stock issuances and other impacts of the vesting and settlement of equity awards	741	—	(7,225)	—	(7,225)
Stock-based compensation	—	—	2,205	—	2,205
Net income	—	—	—	8,470	8,470
Balances at June 30, 2023	56,513	$5	$568,881	$(314,615)	$254,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2023	94,669	$9	$789,537	$(651,543)	$138,003
Common stock issuance and other impacts of the vesting and settlement of equity awards	664	—	(281)	—	(281)
Stock-based compensation	—	—	2,615	—	2,615
Net loss	—	—	—	(8,184)	(8,184)
Balances at June 30, 2024	95,333	$9	$791,871	$(659,727)	$132,153

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2022	48,320	$5	$545,321	$(319,601)	$225,725
Induced exchange of convertible notes (See Note 16)	6,990	—	26,699	—	26,699
Common stock issuance and other impacts of the vesting and settlement of equity awards	1,093	—	(7,947)	—	(7,947)
Issuance of common stock upon exercise of options	110	—	157	—	157
Stock-based compensation	—	—	4,651	—	4,651
Net income	—	—	—	4,986	4,986
Balances at June 30, 2023	56,513	$5	$568,881	$(314,615)	$254,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net (loss) income	$(8,184)	$4,986
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	12,407	12,964
Amortization of debt issuance costs and Royalty Rights	215	248
Accretion of interest income from short-term investments	(338)	—
Recurring fair value measurements of assets and liabilities	15	9,408
Debt-related expenses	—	9,918
Provisions for inventory and other assets	3,877	1,390
Stock-based compensation	2,615	4,651
Deferred income taxes	—	(1,385)
Changes in assets and liabilities:
Accounts receivable	7,750	3,749
Inventories	(5,271)	(6,511)
Prepaid and other assets	3,150	4,289
Accounts payable and other accrued liabilities	(1,627)	4,906
Accrued rebates, returns and discounts	286	(6,569)
Interest payable	—	(726)
Net cash provided by operating activities	14,895	41,318
Investing Activities
Purchases of property and equipment	—	(528)
Purchase of Sympazan	—	(280)
Purchases of short-term investments	(43,320)	—
Net cash used in investing activities	(43,320)	(808)
Financing Activities
Payments in connection with 2027 Convertible Notes	—	(10,500)
Payment of direct transaction costs related to convertible debt inducement	—	(1,119)
Payment of contingent consideration	—	(15,408)
Payment of Royalty Rights	—	(459)
Proceeds from exercise of stock options	—	157
Payments related to the vesting and settlement of equity awards, net	(281)	(7,947)
Net cash used in financing activities	(281)	(35,276)
Net (decrease) increase in cash and cash equivalents	(28,706)	5,234
Cash and cash equivalents at beginning of year	73,441	64,941
Cash and cash equivalents at end of period	$44,735	$70,175

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$1,384	$2,295
Cash paid for interest	$1,300	$2,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio Holdings, Inc., or the Company, is a pharmaceutical company with comprehensive commercial capabilities offering differentiated products to patients. The Company has built its product portfolio through the acquisition or licensing of approved products. The Company’s commercial capabilities include marketing through both a sales force and a non-personal promotion model, market access through payor contracting, and trade and distribution. The Company’s primary marketed products include ROLVEDONTM (elflapegrastim-xnst) injection for subcutaneous use, INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, Sympazan® (clobazam) oral film, Otrexup® (methotrexate) injection for subcutaneous use, SPRIX® (ketorolac tromethamine) Nasal Spray, CAMBIA® (diclofenac potassium for oral solution), and Zipsor® (diclofenac potassium) liquid filled capsules. To date, substantially all of the Company’s revenues are related to product sales in the United States (“U.S.”).

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2024, are not necessarily indicative of results to be expected for the entire year ending December 31, 2024.

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
Reclassifications

During the second quarter of 2024, the Company reclassified interest income from Other gain to Interest income on the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income. Prior period amounts were also reclassified to conform with the current period presentation.
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

Pursuant to the Merger Agreement, each issued and outstanding share of Spectrum common stock as of the Effective Date was converted into the right to receive (i) 0.1783 shares of the Company’s common stock and (ii) one contingent value right (“CVR”) representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20, settleable in cash, additional shares of Assertio common stock or a combination of cash and additional shares of Assertio common stock at the Company’s sole discretion, upon the achievement of certain sales milestones related to Spectrum’s product ROLVEDON. Subject to adjustments, each CVR represents the right to receive up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025. In addition, upon consummation of the Spectrum Merger, Spectrum’s outstanding employee stock awards and other warrants that were outstanding immediately as of the Effective Date automatically vested (if unvested) or were cancelled, as applicable, which generally resulted in the issuance of shares of the Company’s common stock and/or CVRs to the holders of such stock awards or other warrants, in each case as dictated by the terms of the Merger Agreement. These shares and CVRs issued are considered part of the consideration transferred, and no compensation expense was recognized because the settlement was a condition of the Merger Agreement and other existing individual agreements, no future performance is required by the holders, and the fair value of the shares and CVRs is equivalent to the fair value of the existing employee stock awards and other warrants.

The following table reflects the components of the consideration transferred in the Spectrum Merger (in thousands, except per share data):

Assertio shares issued	38,013
Assertio closing price per share as of the Effective Date	$5.69
Fair value of Assertio shares issued	$216,294
Repayment of Spectrum's long-term debt (1)	32,647
CVRs (2)	3,932
Total fair value of consideration transferred	$252,873

(1)Represents settlement of Spectrum’s existing long-term debt in connection with the close of the transaction. The Company concluded it did not assume the debt, therefore the amount paid to settle the debt has been accounted for and included as part of the consideration transferred.
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

The following table reflects the fair values of the assets acquired and liabilities assumed at the Effective Date (in thousands). The fair values were based on management’s estimates and assumptions. Management’s determination of the fair values of the assets acquired and liabilities assumed was completed as of March 31, 2024.

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
(2)Adjustments made to the preliminary purchase price allocation to fair value primarily reflect completion of studies and other analyses necessary to determine the income tax effects of the net identifiable assets acquired and further refinement of the assumptions used in the valuation supporting the ROLVEDON product rights. These adjustments did not materially impact the Consolidated Statement of Comprehensive (Loss) Income.

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

Acquisition costs related to the Spectrum Merger recognized for the three and six months ended June 30, 2023, were $3.4 million and $5.8 million, respectively. There were no acquisition costs related to the Spectrum Merger recognized for the three and six months ended June 30, 2024.

The following unaudited pro forma information represents the Company’s results of operations as if the Spectrum Merger had been completed as of January 1, 2023, (in thousands) and includes nonrecurring adjustments for additional costs of sales from the fair value step-up of inventories and transaction costs. The disclosure of pro forma total revenues and net income (loss) does not purport to indicate the results that would actually have been obtained had the Spectrum Merger been completed on the assumed date for the periods presented, or which may be realized in the future. The unaudited pro forma information does not reflect any operating efficiencies or cost savings that may be realized from the integration of the acquisition.

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Total revenues	$64,729	$122,810
Net income (loss)	4,938	(9,006)

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects total revenues for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales, net:
ROLVEDON	$15,144	$—	$29,622	$—
INDOCIN products	6,913	28,075	15,596	58,421
Sympazan	2,668	2,627	5,285	5,129
Otrexup	2,014	3,594	4,896	6,416
SPRIX	2,147	2,373	3,584	4,262
CAMBIA	1,403	1,805	2,660	4,069
Other products	406	1,609	914	3,555
Total product sales, net	30,695	40,083	62,557	81,852
Royalties and milestone revenue	431	723	1,017	1,420
Other revenue	—	185	—	185
Total revenues	$31,126	$40,991	$63,574	$83,457
Product Sales, net

As a result of the Spectrum Merger, the Company began recognizing ROLVEDON sales in August 2023.

Other product sales, net, for the three and six months ended June 30, 2023 include product sales for OXAYDO and Zipsor. As the Company ceased OXAYDO product sales beginning in September 2023, other net product sales for the three and six months ended June 30, 2024 represent only net product sales of Zipsor.
Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals, or “Miravo”) the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized royalties revenue related to the CAMBIA licensing agreement of $0.4 million and $1.0 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

The Company recognized no milestone revenue associated with the completion of certain service milestones for the three and six months ended June 30, 2024, and $0.3 million and $0.5 million and for the three and six months ended June 30, 2023, respectively.

NOTE 4. ACCOUNTS RECEIVABLES, NET

As of June 30, 2024 and December 31, 2023, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $0.5 million and $0.9 million, respectively.
NOTE 5.  INVENTORIES, NET

The following table reflects the components of inventories, net as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$19,159	$10,537
Work-in-process	870	2,239
Finished goods	19,051	24,910
Total inventories, net	$39,080	$37,686
The Company writes down the value of inventory for potential excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of June 30, 2024 and December 31, 2023, inventory reserves were $6.1 million and $6.8 million, respectively.

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

The following table reflects prepaid and other current as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Prepaid assets and deposits	$10,179	$11,973
Other current assets	301	299
Total prepaid and other current assets	$10,480	$12,272

In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES Therapeutic, Inc. (“NES”), pursuant to which it purchased a Convertible Secured Promissory Note (the “NES Note”). The Company’s investment in the NES Note, which is included in other current assets, is accounted for as a loan receivable and is valued at amortized cost. As of both June 30, 2024 and December 31, 2023, the Company recorded a $3.5 million credit loss reserve on its investment based on its evaluation of the probability of default that exists at NES. The credit loss reserve recorded in each period represents the entire aggregate principal amount and outstanding interest incurred on the NES Note as of both June 30, 2024 and December 31, 2023.

On August 2, 2024, the NES Note was amended to extend the maturity date to August 16, 2024. All other terms of the existing Note Agreement were unchanged by the extension.

NOTE 7. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Furniture and office equipment	$1,412	$1,908
Laboratory equipment	20	20
Leasehold improvements	2,551	2,945
Construction in progress	—	528
	3,983	5,401
Less: Accumulated depreciation	(3,319)	(4,631)
Property and equipment, net	$664	$770

Depreciation expense was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million for three and six months ended June 30, 2023, respectively. Depreciation expense is recognized in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income.

NOTE 8.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		June 30, 2024			December 31, 2023
Products rights:	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
ROLVEDON	9.1	$63,405	$(8,303)	$55,102	$220,500	$(5,270)	$(157,095)	$58,135
INDOCIN	1.0	65,605	(51,052)	14,553	154,100	(44,814)	(88,494)	20,792
Sympazan	10.3	14,550	(2,020)	12,530	14,550	(1,415)	—	13,135
Otrexup	5.5	16,364	(10,625)	5,739	44,086	(10,103)	(27,723)	6,260
SPRIX	2.9	32,673	(21,567)	11,106	39,000	(19,663)	(6,327)	13,010
Total intangible assets		$192,597	$(93,567)	$99,030	$472,236	$(81,265)	$(279,639)	$111,332

Amortization expense was $6.7 million and $12.3 million for the three and six months ended June 30, 2024, respectively, and $6.3 million and $12.6 million for three and six months ended June 30, 2023, respectively.

Effective April 1, 2024, the Company revised the remaining estimated useful life of the INDOCIN product rights intangible asset to 1.3 years, which better reflects the realization of the economic benefit of the intangible asset. The impact of this change in estimate is reflected in expected future amortization expense disclosed below.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2024 (remainder)	13,342
2025	19,407
2026	12,130
2027	9,909
2028	8,322
Thereafter	35,920
Total	$99,030

During each of the three months ended June 30, 2024 and March 31, 2024, the Company’s market capitalization was below the book value of the Company’s equity, which management determined represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets at each date. Similar to its previous assessment in the fourth quarter of 2023, as described in the Company’s 2023 Form 10-K, the Company concluded that it was appropriate to group its assets at the product level. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at each of the three months ended June 30, 2024 and March 31, 2024. The Company then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at each date. Based on these tests, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the long-lived asset groups as of both June 30, 2024 and March 31, 2024 and, accordingly, the Company concluded that the long-lived asset groups are fully recoverable and no adjustment to their carrying values was required.
NOTE 9.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$1,198	$1,269
Other	699	1,986
Total other long-term assets	$1,897	$3,255

NOTE 10.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$1,772	$2,438
Accrued restructuring costs (See Note 20)	2,330	4,378
Other accrued liabilities	8,936	9,492
Interest payable	867	867
Accrued royalties	1,219	1,038
Total accrued liabilities	$15,124	$18,213

NOTE 11.  DEBT

As of June 30, 2024 and December 31, 2023, long-term debt, net, consisted entirely of the carrying value of the Company’s 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) of $38.7 million and $38.5 million, respectively.

6.5% Convertible Senior Notes due 2027

On August 22, 2022, Assertio entered into a purchase agreement (the “Purchase Agreement”), with U.S. Bank Trust Company as the trustee (the “2027 Convertible Note Trustee”) of the initial purchasers (the “Initial Purchasers”) to issue $60.0 million in aggregate principal amount of 6.5% Convertible Senior Notes due 2027. Under the Purchase Agreement, the Initial Purchasers were also granted an overallotment option to purchase up to an additional $10.0 million aggregate principal amount of the 2027 Convertible Notes solely to cover overallotment (the “Overallotment Option”) within a 13-day period from the date the initial 2027 Convertible Notes were issued. On August 24, 2022, the Initial Purchasers exercised the Overallotment Option in full for the $10.0 million aggregate principal of additional 2027 Convertible Notes. The 2027 Convertible Notes are senior unsecured obligations of the Company.

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). As a result of the Convertible Note Exchange in the first quarter of 2023, the Company recorded an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million, the total of which is reported in Debt-related expenses in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2023. The induced conversion expense represents the fair value of the consideration transferred in the Convertible Note Exchange in excess of the fair value of common stock issuable under the original terms of the 2027 Convertible Notes.

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

The 2027 Convertible Notes bear interest at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2023.

Pursuant to the terms of the Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of June 30, 2024.

The following table reflects the carrying value of the 2027 Convertible Notes as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Principal balance	$40,000	$40,000
Derivative liability for embedded conversion feature	308	308
Unamortized debt issuance costs	(1,579)	(1,794)
Carrying value	$38,729	$38,514

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method, with an effective interest rate determined to be 7.8%. The Company amortized $0.1 million and $0.2 million of the debt discount on the 2027 Convertible Notes during the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2023, respectively. During the six months ended June 30, 2023, $1.6 million of unamortized issuance costs related to the Convertible Note Exchange were recognized as Additional paid-in-capital.

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

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest on 2027 Convertible Notes	$650	$650	$1,300	$1,625
Amortization of debt issuance costs	108	101	215	248
Total interest expense	$758	$751	$1,515	$1,873

NOTE 12.  OTHER LONG-TERM LIABILITIES

The following table reflects other long-term liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
ROLVEDON product royalties	$9,224	$9,224
Noncurrent operating lease liabilities	1,254	1,470
Liability for uncertain tax provisions	4,687	4,553
Deferred employee retention credits	1,212	1,212
Total other long-term liabilities	$16,377	$16,459

NOTE 13.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and stock options, as well as performance-based RSUs and stock options.

Stock-based compensation of $1.4 million and $2.6 million for the three and six months ended June 30, 2024, respectively, and $2.2 million and $4.7 million for three and six months ended June 30, 2023, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income.

During the six months ended June 30, 2024, the Company granted 1.7 million RSUs at a weighted-average fair market value of $0.89 per share, and 5.3 million stock options at a weighted-average fair market value of $0.82 per share. During the six months ended June 30, 2023, the Company granted 0.7 million RSUs at a weighted-average fair market value of $5.64 per share, and 0.6 million stock options at a weighted-average fair market value of $4.49 per share.

NOTE 14.  LEASES

The Company has a non-cancelable operating lease for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). On May 1, 2023, the Company amended the Lake Forest Lease to reduce the size of leased premises and extend the term of the lease through December 31, 2030. Additionally, in connection with the Spectrum Merger, the Company assumed leases for two facilities and certain office equipment which Spectrum had previously been the lessee (See Note 20, Restructuring Charges).

The following table reflects lease expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2024	2023	2024	2023
Operating lease cost	Selling, general and administrative expenses	$65	$57	$131	$96

The following table reflects supplemental cash flow information related to leases for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$258	$104	$540	$208
The following table reflects supplemental balance sheet information related to leases as of June 30, 2024 and December 31, 2023 (in thousands):

	Financial Statement Classification	June 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other long-term assets	$1,198	$1,269
Liabilities
Current operating lease liabilities	Other current liabilities	$665	$928
Noncurrent operating lease liabilities	Other long-term liabilities	1,254	1,470
Total lease liabilities		$1,919	$2,398

NOTE 15.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

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

Hanmi Supply Agreement

In connection with the Spectrum Merger, the Company assumed a Manufacturing and Supply Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) pursuant to which the Company engaged Hanmi to provide certain services related to the manufacture and supply of ROLVEDON for the Company’s commercial use. The Company has agreed to purchase a minimum number of batches totaling approximately $19.1 million in 2024 and $3.8 million in 2025. The Company purchased $12.6 million of inventory from Hanmi during the six months ended months ended June 30, 2024.

CONTINGENCIES

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

On July 30, 2020, Humana Inc. (“Humana”) also filed a complaint against the Company and several other defendants in the U.S. District Court for the Northern District of California alleging similar claims related to Glumetza. The claims asserted by Humana in its federal case were ultimately withdrawn, and analogous claims were instead asserted by Humana in an action it filed in the Superior Court of the State of California for the County of Alameda (“California Superior Court of Alameda”) on February 8, 2021, and subsequently amended in September 2021. Additionally, on April 5, 2022, Health Care Service Corporation (“HCSC”) filed a complaint against the Company and the same other defendants in the California Superior Court of Alameda alleging similar claims related to Glumetza.

These antitrust cases arise out of a Settlement and License Agreement (the “Settlement”) that the Company, Santarus, Inc. (“Santarus”) and Lupin Limited (“Lupin”) entered into in February 2012 that resolved patent infringement litigation filed by the Company against Lupin regarding Lupin’s Abbreviated New Drug Application for generic 500 mg and 1000 mg tablets of Glumetza. The antitrust plaintiffs alleged, among other things, that the Settlement violated the antitrust laws because it allegedly included a “reverse payment” that caused Lupin to delay its entry in the market with a generic version of Glumetza. The alleged “reverse payment” is an alleged commitment on the part of the settling parties not to launch an authorized generic version of Glumetza for a certain period. The antitrust plaintiffs allege that the Company and its co-defendants, which include Lupin as well as Bausch Health (the alleged successor in interest to Santarus), are liable for damages under the antitrust laws for overcharges that the antitrust plaintiffs allege they paid when they purchased the branded version of Glumetza due to delayed generic entry. Plaintiffs seek treble damages for alleged past harm, attorneys’ fees and costs.

On September 14, 2021, the Retailer Plaintiffs voluntarily dismissed all claims against the Company pursuant to a settlement agreement with the Company in return for $3.15 million. On February 3, 2022, the District Court issued its final order approving a settlement of the direct purchaser class plaintiffs’ claims against the Company in return for $3.85 million.

With respect to the California state court lawsuits, on November 24, 2021, the state court granted in part and denied in part a demurrer by the defendants in the Humana action. That case was consolidated in November 2022 with the HCSC action for pre-trial and trial purposes. On July 5, 2023, the state court denied a motion for judgment on the pleadings filed by the defendants in the Humana action. Discovery has now been completed in these California state cases, and on June 18, 2024, the Company moved for summary judgment. Trial is scheduled for December 2024.

The Company intends to defend itself vigorously in the consolidated California state court lawsuits. A liability for this matter has been recorded, which is not material to the Condensed Consolidated Financial Statements.

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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (“MDL Court”) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings has also been named in six such cases. In April 2022, the Judicial Panel on Multi-District Litigation issued an order stating that it would no longer transfer new opioid cases to the MDL Court. Since that time, Assertio Therapeutics has been named in lawsuits pending in federal courts outside of the MDL Court (one of which remains pending in Georgia). Plaintiffs may file additional lawsuits in which the Company may be named, and plaintiffs may also seek leave to add the Company to lawsuits already on file in the MDL Court. Plaintiffs in the pending federal cases involving Assertio Therapeutics or Assertio Holdings include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set for any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.
State Opioid Litigation

Related to the federal cases noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Delaware, Missouri, New York, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving Assertio Therapeutics, plaintiffs are asserting state common law and statutory claims against the defendants, and the majority of those cases are similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. Discovery has begun in one of the state court cases (Tarnopol, et al. v. Janssen Pharmaceuticals, Inc, et al., Case No. 002584, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division), and the court in that case has entered an order providing that the case shall be ready for trial by April 7, 2025. The other state lawsuits in which Assertio Therapeutics has been served are generally each at an early stage of proceedings. Assertio Therapeutics intends to defend itself vigorously in these matters.

Qui Tam Litigation

The Company has learned that on October 30, 2017, a qui tam lawsuit was filed against Depomed in the United States District Court for the District of Columbia (United States of America ex rel. Webb, et al. v. Depomed, Inc., Case No. 1:17-cv-02309-JDB). The case was filed under seal and remained under seal until after an order was entered by the district court on July 12, 2024, which followed a notice from the DOJ electing to intervene, in part, and declining to intervene, in part, and which granted the DOJ’s request to unseal the complaint, the DOJ’s notice concerning intervention, and DOJ’s proposed order concerning its intervention. The district court order gives DOJ and the relator until October 10, 2024, to serve their respective complaints on Depomed.

The relator’s complaint alleges that Depomed violated the federal False Claims Act, 31 U.S.C. § 3729, as well as similar laws in California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Rhode Island, Tennessee, Texas, Vermont, Virginia, Washington, and the District of Columbia; the federal Anti-Kickback Statute, 42 U.S.C. § 1320a-7(b)(2)(B); the United States Food, Drug and Cosmetic Act, 21 U.S.C. §§ 331(d), 355(a); and laws in California and Illinois concerning fraudulent insurance claims. The relator’s complaint generally alleges that Depomed marketed off-label uses for its drugs Gralise and Lazanda, which were divested in 2020 and 2017, respectively, and that Depomed paid illegal kickbacks to physicians to induce them to write Gralise and Lazanda prescriptions. The relator also alleges that Depomed retaliated against her for complaining about Depomed’s alleged unlawful conduct. On behalf of herself, the United States, the several states whose laws the Complaint alleges to have been violated, and certain unnamed insurance companies, the relator seeks, among other things, actual damages, treble damages, back pay, two times back pay, special damages, civil penalties, pre- and post-judgment interest, attorneys’ fees, costs, and expenses.

The DOJ filed its notice of intervention on July 3, 3024, stating that the United States was intervening on the allegations that Depomed knowingly marketed Lazanda in a manner that caused the submission of false claims for Lazanda to Medicare and TRICARE. The DOJ noted that the United States declined to intervene on all other allegations not related to Lazanda. Therefore, the DOJ has declined to intervene with respect to the relator’s allegations concerning Gralise. The DOJ stated that it would file its complaint in intervention within 90 days of its notice. The Company is not currently aware of any involvement in the lawsuit of any of the governments of the states (or the District of Columbia) on whose behalf the relator purports to act.

The Company has not yet been served with process in the lawsuit. If served, the Company intends to vigorously defend itself in this matter.

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

On July 16, 2021, Assertio Therapeutics filed a complaint for declaratory relief against one of its excess products liability insurers, Lloyd’s of London Newline Syndicate 1218 and related entities (“Newline”), in the California Superior Court of Alameda. Newline removed the case to the U.S. District Court for the Northern District of California (Case No. 3:21-cv-06642). Assertio Therapeutics was seeking a declaratory judgment that Newline has a duty to defend Assertio Therapeutics or, alternatively, to reimburse Assertio Therapeutics’ attorneys’ fees and other defense costs for opioid litigation claims noticed by Assertio Therapeutics. On May 18, 2022, Assertio Therapeutics entered into a Confidential Settlement Agreement and Mutual Release with Newline to resolve Assertio Therapeutics’ declaratory judgment action. Pursuant to the Settlement Agreement, the parties settled and the coverage action was dismissed with prejudice.

During the second quarter of 2022, Assertio Therapeutics received $2.0 million in insurance reimbursement for previous opioid-related spend, which was recognized within Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2022.

On April 1, 2022, Assertio Therapeutics filed a complaint against its former insurance broker, Woodruff-Sawyer & Co. (“Woodruff”), in the California Superior Court of Alameda (Case No. 22CV009380). Assertio Therapeutics alleged claims for negligence and breach of fiduciary duty in connection with Woodruff’s negotiation and procurement of products liability insurance coverage for Assertio Therapeutics.

During the second quarter of 2024, Assertio Therapeutics settled with Woodruff and received $1.9 million in connection with its claims for insurance reimbursement for previous opioid-related legal expenses, which was recognized within Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2024.

Stockholder Actions

Shapiro v. Assertio Holdings, Inc., et al., U.S. District Court, Northern District of Illinois, Case No. 1:24-cv-00169. On January 5, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Assertio and certain of its current and former executive officers made false or misleading statements and failed to disclose material facts regarding the likely impact of INDOCIN sales and the Spectrum Merger on Assertio’s profitability in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act of 1934, as amended (the “Exchange Act”). On April 11, 2024, the court appointed Continental General Insurance Company as the lead plaintiff. The plaintiffs filed an amended complaint on June 10, 2024, that names as defendants Assertio and certain of its current and former officers and directors, and Spectrum and certain of its former officers and directors. It alleges violations of Sections 10(b) and 20(a) of the Exchange Act between March 9, 2023 and January 3, 2024, and violations of Sections 14(a) and 20(a) of the Exchange Act in connection with the proxy statement issued in connection with the Spectrum Merger. The defendants are scheduled to file their motion to dismiss on August 9, 2024. The Company intends to vigorously defend itself in this matter.

Edwards v. Assertio Holdings, Inc., et al., Court of Chancery of the State of Delaware, Case No. 2024-0151. On February 19, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that certain former officers and directors of Spectrum breached their fiduciary duties in connection the Spectrum Merger and that Guggenheim Securities LLC and Assertio aided and abetted such fiduciary duty breaches. The defendants moved to dismiss the Edwards complaint on June 29, 2024. The plaintiff’s answering brief is due on August 28, 2024, and the defendants’ reply brief is due on September 27, 2024. The Company intends to vigorously defend itself in this matter.

Jung v. Peisert, et al., U.S. District Court, Delaware, Case No. 1:24-cv-00383-UNA. On March 26, 2024, this putative stockholder derivative action was filed against the Company (as a nominal defendant) and certain of its current and former executive officers and directors. The stockholder derivative complaint alleges, inter alia, that certain of the Company’s current and former executive officers and directors are liable to the Company, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, relating to allegedly false or misleading statements and alleged failure to disclose material facts regarding the likely impact of INDOCIN sales and the Spectrum Merger on the Company’s profitability. The complaint further alleges that certain of the Company’s current and former officers and directors breached their fiduciary duties, and that certain of the Company’s directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about such matters. The allegations state that as a result of the violations, certain of the Company’s current and former executive officers and directors committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiff generally seeks corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The defendants’ deadline to respond to the complaint is September 6, 2024.

Hollin v. Mason, et al., U.S. District Court, Delaware, Case No. 1:24-cv-00785-UNA. On July 3, 2024, this putative stockholder derivative action was filed against the Company (as a nominal defendant) and certain of its current and former executive officers and directors. The stockholder derivative complaint is largely duplicative of the Jung stockholder derivative complaint described above.

Jung v. Lebel, et al., Court of Chancery of the State of Delaware, Case No. 2024-0821. On August 5, 2024, alleged former Spectrum stockholder and current Assertio stockholder Jung (the same plaintiff who previously filed Jung v. Peisert, et. al., in Delaware federal court, as discussed above) filed a stockholder derivative complaint in the Delaware Chancery Court against certain former Spectrum officers and directors and naming both Assertio and Spectrum as nominal defendants. The complaint is largely duplicative of the allegations in the ongoing Christiansen shareholder class action in the Southern District of New York (discussed below), alleging that Spectrum officers made various alleged misstatements regarding Spectrum’s application for FDA approval of poziotinib. Jung previously raised these allegations in a demand letter to Assertio’s Board of Directors (“the Board”), demanding that the Board take legal action against the individuals now named in this complaint. In response to Jung’s demand letter, the Board retained independent counsel, considered Jung’s demand, and provided a substantive response explaining the Board’s reasons for denying Jung’s demand. The complaint now alleges that the Board wrongfully refused his demand. Neither the Company nor the individual defendants have been served with the complaint and there is no schedule in place for responding to the complaint.

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its Biologic License Application (“BLA”) to the FDA for eflapegrastim (ROLVEDON) in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On November 30, 2022, the defendants filed a motion to dismiss the amended complaint, which was fully briefed as of February 27, 2023. On February 6, 2024, the Court held a hearing on the motion to dismiss and issued an order dismissing the lawsuit without prejudice to the lead plaintiff’s ability to replead their claims. The lead plaintiff filed a further amended complaint on March 29, 2024. On May 13, 2024, the defendants filed a motion to dismiss that further amended complaint, which was fully briefed as of July 22, 2024. The Company intends to vigorously defend itself in this matter.

Christiansen v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292 (filed December 5, 2022 in the U.S. District Court for the Southern District of New York) (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On February 15, 2023, the Court consolidated the three New York lawsuits. On March 21, 2023, the Court entered an order designating Steven Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. The defendants filed a motion to dismiss the consolidated New York Action on July 25, 2023, which was fully briefed as of October 19, 2023. On January 23, 2024, the Court granted the motion to dismiss in part as to five of the challenged statements but denied the motion to dismiss as to two specific statements. The Company filed its answer to the complaint on March 8, 2024. Discovery is currently ongoing. The Company intends to vigorously defend itself in this matter.

Csaba v. Turgeon, et. al. (filed December 15, 2021 in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al. (filed March 15, 2022 in the U.S. District Court District of Nevada); Johnson v. Turgeon, et. al. (filed March 29, 2022 in the U.S. District Court District of Nevada); Raul v. Turgeon, et. al. (filed April 28, 2022 in the U.S. District Court District of Delaware); and Albayrak v. Turgeon, et. al. (filed June 9, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against Spectrum (as a nominal defendant) and certain of Spectrum’s former executive officers and directors. The stockholder derivative complaints allege, inter alia, that certain of Spectrum’s former executive officers are liable to Spectrum, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for eflapegrastim. The complaints generally but not uniformly further allege that certain of Spectrum’s former officers and directors breached their fiduciary duties, and certain of Spectrum’s former directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for eflapegrastim. The allegations state that as a result of the violations, certain of Spectrum’s former executive officers and directors committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The parties have agreed to stay these derivative actions until there is a decision in the Luo Nevada securities class action either denying a motion to dismiss in whole or in part, or dismissing that securities class action with prejudice.

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

Exchanged Convertible Notes

In connection with the Convertible Note Exchange (See Note 11, Debt) in the first quarter of 2023, the Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in partial settlement of the 2027 Convertible Notes (the “Exchanged Notes”). The Company did not receive any cash proceeds from the issuance of the shares of its common stock but recognized additional paid-in capital of $28.3 million during the six months ended June 30, 2023, related to the common stock share issuance, net of approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes.

NOTE 17.  NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period.

Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and convertible debt. For purposes of this calculation, stock-based awards and equivalents and convertible debt are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented when the effect is dilutive. As a result, interest expense, net of tax, and any other income statement impact associated with the 2027 Convertible Notes, net of tax, is added back to net (loss) income used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the potential dilution effect of the convertible debt if converted into the Company’s common stock. The Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2024, because to do so would be anti-dilutive. For the three months ended June 30, 2023, the Company’s potentially dilutive convertible debt was included in the computation of diluted net income per share. However, for the six months ended June 30, 2023, the Company’s potentially dilutive convertible debt was not included in the computation of diluted net income per share, because to do so would be anti-dilutive.

The following table reflects the calculation of basic and diluted (loss) income per common share for the three and six months ended June 30, 2024 and 2023 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net (loss) income per share
Net (loss) income	$(3,674)	$8,470	$(8,184)	$4,986
Weighted-average common shares outstanding	95,240	56,142	95,110	53,588
Basic net (loss) income per share	$(0.04)	$0.15	$(0.09)	$0.09

Diluted net (loss) income per share
Net (loss) income	$(3,674)	$8,470	$(8,184)	$4,986
Add: Convertible debt interest expense, net of tax	—	563	—	—
Adjusted net (loss) income	(3,674)	9,033	(8,184)	4,986
Weighted-average common shares and share equivalents outstanding	95,240	56,142	95,110	53,588
Add: effect of dilutive stock-based awards and equivalents	—	4,234	—	4,422
Add: effect of dilutive convertible debt under if-converted method	—	9,768	—	—
Denominator for diluted net (loss) income per share	95,240	70,144	95,110	58,010
Diluted net (loss) income per share	$(0.04)	$0.13	$(0.09)	$0.09

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net (loss) income per share, because to do so would be anti-dilutive, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible notes	9,768	—	9,768	12,116
Stock-based awards and equivalents	9,624	721	9,023	548
Total potentially dilutive common shares	19,392	721	18,791	12,664
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
The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$7,761	$—	$7,761
Money market funds	Cash and cash equivalents	35,896	—	—	35,896
Short-term investments:
Commercial paper	Short-term investments	—	3,964	—	3,964
U.S. Treasuries	Short-term investments	—	39,680	—	39,680
Total		$35,896	$51,405	$—	$87,301
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$2,700	$2,700
Derivative liability	Long-term debt	—	—	308	308
Total		$—	$—	$3,008	$3,008

December 31, 2023	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$35,458	$—	$35,458
U.S. Government agencies	Cash and cash equivalents	—	3,294	—	3,294
Money market funds	Cash and cash equivalents	32,534	—	—	32,534
Total		$32,534	$38,752	$—	$71,286
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$2,700	$2,700
Derivative liability	Long-term debt	—	—	308	308
Total		$—	$—	$3,008	$3,008

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date at purchase of three months or less to be cash equivalents. The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, and higher quality debt securities of financial and commercial institutions. The Company classified money market funds as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets. The Company classified U.S. Treasury and government agency securities as Level 2, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets.

Short-Term Investments

The Company considers all highly liquid investments with a maturity date at purchase of more than three months and less than one year to be short-term investments. The Company’s short-term investments consist of marketable securities, including commercial paper and U.S. Treasury securities. The Company has classified its short-term investments as trading securities. The short-term investments are recorded at fair value using Level 2 inputs, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets. Gains and losses on short-term investments are included in Interest income in the Condensed Consolidated Statements of Comprehensive (Loss) Income.

The Company recognized no unrealized gains from its short-term investments classified as trading securities for the three and six months ended June 30, 2024, and unrealized losses from short-term investments classified as trading securities recognized for the three and six months ended June 30, 2024 were immaterial. The Company had no short-term investments classified as trading securities during the three and six months ended June 30, 2023.

Contingent Consideration Obligations

Spectrum Merger Contingent Variable Rights

In connection with the Spectrum Merger, the Company issued CVRs (See Note 2, Acquisitions) that represent a contingent consideration obligation which is measured at fair value.

As of both June 30, 2024 and December 31, 2023, the fair value of the Company’s CVR liability related to the Spectrum Merger was determined by the Company to be zero. Accordingly, the Company recognized no expense or benefit for the change in fair value of the CVR contingent consideration during the three and six months ended June 30, 2024. The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of June 30, 2024 included updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

Zyla Merger Contingent Consideration Obligation

In connection with the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of both June 30, 2024 and December 31, 2023, the fair value of the INDOCIN product contingent consideration was determined to be $2.7 million and has been classified as Contingent consideration, current in the Company’s Condensed Consolidated Balance Sheets.

During each of the three and six months ended June 30, 2024, the Company recognized an expense of zero for the change in fair value of contingent consideration. During the three and six months ended June 30, 2023, the Company recognized an expense of $0.2 million and $9.4 million, respectively, for the change in fair value of contingent consideration, which was recognized in Change in fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income. The fair value of the contingent consideration incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product net sales through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of June 30, 2024 included updated projections of future INDOCIN product net sales.

The following table summarizes changes in fair value of the Company’s contingent consideration obligations that are measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value, beginning of the period	$2,700	$51,058	$2,700	$48,500
Change in fair value of contingent consideration recorded within costs and expenses	—	241	—	9,408
Cash payment related to contingent consideration	—	(8,799)	—	(15,408)
Fair value, end of the period	$2,700	$42,500	$2,700	$42,500

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.3 million as of both June 30, 2024 and December 31, 2023, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. The significant assumption used in the binomial lattice model is a credit spread of 8.8%.

There was no change in the fair value of the derivative liability for the three and six months ended June 30, 2024 or 2023.

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the carrying cost of each approximates its fair value. As of June 30, 2024, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $34.7 million, compared to a par value of $40.0 million. As of December 31, 2023, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $35.7 million, compared to a par value of $40.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of June 30, 2024 and December 31, 2023 based on a market approach, which represents a Level 2 valuation.

NOTE 19.  INCOME TAXES

As of June 30, 2024, the Company has concluded that it is not more likely than not that it will realize the net deferred tax asset recorded as of June 30, 2024. As a result, the Company has recorded a full valuation allowance against the net deferred tax asset recorded as of June 30, 2024. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording a full valuation allowance against its net deferred tax assets during the quarter. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the three and six months ended June 30, 2024, the Company recorded an income tax expense of $0.1 million and $0.3 million, respectively, which represents an effective tax rate of (4.2)% and (3.6)%, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% on current year operations is principally due to the impact of the valuation allowance and state income taxes.

For the three and six months ended June 30, 2023, the Company recorded an income tax expense of $3.9 million and $1.8 million, respectively, which represents an effective tax rate of 31.3% and 26.0%, respectively. The difference between the income tax expense in each period and the tax at the federal statutory rate of 21.0% on current year operations is principally due to state taxes, disallowed officer’s compensation, and capital expenses, offset by a partial reversal of previously recorded valuation allowance in those periods.

NOTE 20.  RESTRUCTURING CHARGES

In August 2023, the Company implemented a reorganization plan of its workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at the Company’s headquarters office and the exit of certain leased facilities and office equipment. The Company does not expect to recognize any additional restructuring charges related to the Spectrum Reorganization Plan. The Company expects all cash payments under the Spectrum Reorganization Plan to be completed by the end of 2025.

The staff reductions under the Spectrum Reorganization Plan were the result of a distinct severance plan approved by the Board and were not executed as part of established Company policies or plans. Total employee compensation costs recognized under the Spectrum Reorganization Plan through June 30, 2024, were approximately $3.3 million. In addition, the leased facilities and office equipment referenced above are not expected to be used for any business purpose, and the Company will not sublease the facilities and office equipment due to the short remaining lease terms. The facility exit costs represent the acceleration of the underlying right-of-use asset amortization to align with the cease use date for the abandoned facilities and office equipment. Total facility exit costs recognized under the Spectrum Reorganization Plan through June 30, 2024, were approximately $1.3 million. There are no remaining facility exit costs expected to be recognized by the Company under the Spectrum Reorganization Plan as of June 30, 2024.

Effective January 2, 2024, the Company separated from the service of its former President and Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, the former President and Chief Executive Officer was entitled to severance compensation and benefits of approximately $1.5 million, which was recognized as Restructuring charges within the Condensed Consolidated Statement of Comprehensive (Loss) Income for year ended December 31, 2023, the period in which the separation and related severance benefit was determined to be probable. The Company does not expect to recognize any additional restructuring charges related to the separation from the former President and Chief Executive Officer.

The Company recognized restructuring charges of zero and $0.7 million for the three and six months ended June 30, 2024, respectively, all of which related to employee compensation costs. The Company recognized no restructuring charges for the three and six months ended June 30, 2023.

The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Condensed Consolidated Balance Sheets (in thousands):

Employee compensation costs
Balance as of December 31, 2023	$4,378
Restructuring charges	720
Cash paid	(2,768)
Balance as of June 30, 2024	$2,330

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

•our ability to achieve the expected financial performance from products we acquire, as well as delays, challenges and expenses, and unexpected liabilities and costs associated with integrating and operating newly-acquired products, including our expectations around the sales and growth prospects of ROLVEDON;

•our expectations regarding industry trends, including pricing pressures and managed healthcare practices;

•our ability to execute on and realize anticipated benefits from our reorganization plan in connection with the Spectrum Merger;

•our ability to attract and retain executive leadership and key employees;

•the ability of our third-party manufacturers to manufacture adequate quantities of commercially salable inventory and active pharmaceutical ingredients for each of our products on commercially reasonable terms and in compliance with their contractual obligations to us, and our ability to maintain our supply chain which relies on single-source suppliers;

•the outcome of, and our intentions with respect to, any litigation or government investigations, including pending and potential future shareholder litigation relating to the Spectrum Merger and/or the approval and launch of generic indomethacin suppositories in the second half of 2023, antitrust litigation, opioid-related government investigations and opioid-related litigation, the recently unsealed qui tam litigation, as well as Spectrum’s legacy shareholder and other litigation, and other disputes and litigation, and the costs and expenses associated therewith;

•the timing, cost and results of our clinical studies and other research and development efforts, including the extent to which data from the ROLVEDON same-day dosing trial may support our ongoing commercialization efforts;

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

•the potential impacts of adverse business and economic conditions including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes in monetary policy, potential U.S. federal government shutdowns, geopolitical conflicts and financial institution instability; and
•our common stock maintaining compliance with The Nasdaq Capital Market’s minimum closing bid requirement of at least $1.00 per share, particularly in light of our stock trading below or only slightly above $1.00 per share recently.

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

On July 31, 2023 (the “Effective Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 24, 2023, we completed the acquisition of Spectrum Pharmaceuticals, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products (the “Spectrum Merger”), through a merger of a wholly-owned subsidiary of the Company with and into Spectrum, with Spectrum surviving the merger as a wholly-owned subsidiary of the Company. We accounted for the Spectrum Merger using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805 and are considered the accounting acquirer. The results of operations of Spectrum are included in our condensed consolidated financial statements as of the Effective Date.

Pursuant to the Merger Agreement, each issued and outstanding share of Spectrum common stock as of the Effective Date was converted into the right to receive (i) 0.1783 shares of our common stock and (ii) one contingent value right (“CVR”) representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20, settleable in cash, additional shares of Assertio common stock or a combination of cash and additional shares of Assertio common stock at our sole discretion, upon the achievement of certain sales milestones related to Spectrum’s product ROLVEDON. Subject to adjustments, each CVR represents the right to receive up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025. In addition, upon consummation of the Spectrum Merger, Spectrum’s outstanding employee stock awards and other warrants that were outstanding immediately as of the Effective Date automatically vested (if unvested) or were cancelled, as applicable, which generally resulted in the issuance of shares of Assertio common stock and/or CVRs to the holders of such stock awards or other warrants, in each case as dictated by the terms of the Merger Agreement. These shares and CVRs issued are considered part of the consideration transferred, and no compensation expense was recognized because the settlement was a condition of the Merger Agreement and other existing individual agreements, no future performance is required by the holders, and the fair value of the shares and CVRs is equivalent to the fair value of the existing employee stock awards and other warrants.

Segment Information

We manage our business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. To date, substantially all of our revenues are related to product sales in the U.S.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2024 to the three months ended March 31, 2024 and June 30, 2023
The following table reflects (loss) income from operations for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023 (in thousands):

	Three Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023
Product sales, net:
ROLVEDON	$15,144	$14,478	$—
INDOCIN products	6,913	8,682	28,075
Sympazan	2,668	2,617	2,627
Otrexup	2,014	2,882	3,594
SPRIX	2,147	1,437	2,373
CAMBIA	1,403	1,256	1,805
Other products	406	510	1,609
Total product sales, net	30,695	31,862	40,083
Royalties and milestone revenue	431	586	723
Other revenue	—	—	185
Total revenues	31,126	32,448	40,991
Costs and expenses:
Cost of sales	8,889	11,177	4,772
Research and development expenses	798	733	503
Selling, general and administrative expenses	18,385	18,524	16,771
Change in fair value of contingent consideration	—	—	241
Amortization of intangible assets	6,671	5,631	6,284
Restructuring charges	—	720	—
Total costs and expenses	34,743	36,785	28,571
(Loss) income from operations	$(3,617)	$(4,337)	$12,420
Product Sales, net
As a result of the Spectrum Merger, we began recognizing ROLVEDON sales in August 2023. ROLVEDON net product sales were $15.1 million for the three months ended June 30, 2024, compared to $14.5 million for the three months ended March 31, 2024. The quarter-over-quarter increase of $0.7 million was primarily due to volume growth, partially offset by lower net pricing.
INDOCIN net product sales for the three months ended June 30, 2024 were $6.9 million, a decrease of $1.8 million from net product sales of $8.7 million for the three months ended March 31, 2024, and a decrease of $21.2 million from net product sales of $28.1 million for the three months ended June 30, 2023. The decrease for the three months ended June 30, 2024 compared to both prior periods is primarily due to lower volume and pricing as a result of the August 2023 approval and launch of generic indomethacin suppositories. In the remainder of 2024, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing generic entrants, expected future generic entrants and other competitive products.
Sympazan net product sales for the three months ended June 30, 2024 were $2.7 million, an increase of $0.1 million from net product sales of $2.6 million for each of three months ended March 31, 2024 and June 30, 2023. The increase for the three months ended June 30, 2024 compared to March 31, 2024 is primarily due to favorable payor mix, partially offset by lower volume. The increase for the three months ended June 30, 2024 compared to June 30, 2023 is primarily due to higher volume and favorable payor mix.
Otrexup net product sales for the three months ended June 30, 2024 were $2.0 million, a decrease of $0.9 million from net product sales of $2.9 million for the three months ended March 31, 2024, and a decrease of $1.6 million from net product sales of $3.6 million for the three months ended June 30, 2023. The decrease for the three months ended June 30, 2024 compared to the three months ended March 31, 2024 is primarily due to unfavorable payor mix, while the decrease for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to lower volume and unfavorable payor mix.
SPRIX net product sales for the three months ended June 30, 2024 were $2.1 million, an increase of $0.7 million from net product sales of $1.4 million for the three months ended March 31, 2024, primarily driven by higher volume, and a decrease of $0.2 million from net product sales of $2.4 million for the three months ended June 30, 2023, primarily driven by lower volume.
CAMBIA net product sales for the three months ended June 30, 2024 were $1.4 million, an increase of $0.1 million from net product sales of $1.3 million for the three months ended March 31, 2024, primarily driven by higher volume and partially offset by unfavorable payor mix, and a decrease of $0.4 million from net product sales of $1.8 million for the three months ended June 30, 2023, primarily due to lower volume caused by generic entrants in 2023.
Other net product sales for the three months ended June 30, 2023 includes sales of OXAYDO of $0.6 million and net product sales of Zipsor of $1.0 million. As we ceased OXAYDO product sales beginning in September 2023, other net product sales for the three months ended June 30, 2024 and March 31, 2024 of $0.4 million and $0.5 million, respectively, represent only net product sales of Zipsor.
The decrease in total product sales, net, for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 and three months ended June 30, 2023, also reflects a year-over-year increase in the amounts charged as a reduction to revenue for sales and return allowances, discounts, chargebacks, and rebates, which is primarily attributed to a shift in product mix with the addition of ROLVEDON and the decrease in product sales of INDOCIN.

Royalties & Milestone Revenue

In November 2010, we entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals, or “Miravo”) the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalties revenue related to the CAMBIA license agreement of $0.4 million for each of the three months ended June 30, 2024 and 2023, respectively, and $0.6 million for the three months ended March 31, 2024.

We recognized no milestone revenue associated with the completion of certain service milestones for each of the three months ended June 30, 2024 and March 31, 2024, and milestone revenue associated with the completion of certain service milestones of $0.3 million for the three months ended June 30, 2023.

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

Cost of sales for the three months ended June 30, 2024 decreased $2.3 million from $11.2 million for the three months ended March 31, 2024 to $8.9 million for the three months ended June 30, 2024, primarily due a decrease in cost of sales related to ROLVEDON, including a quarter-over-quarter decrease in inventory step-up amortization of $3.6 million, and $1.1 million of ROLVEDON inventory write downs included in the three months ended March 31, 2024 that did not recur. The decrease in cost of sales was partially offset by a net increase of $2.0 million of non-ROLVEDON inventory write downs and a $0.4 million increase due to product mix for the three months ended June 30, 2024.

Cost of sales for the three months ended June 30, 2024 increased $4.1 million from $4.8 million for the three months ended June 30, 2023 to $8.9 million for the three months ended June 30, 2024, primarily due a $3.5 million increase in cost of sales related to ROLVEDON, and $1.9 million of non-ROLVEDON inventory write downs. The increase was partially offset by the impact of product mix, which decreased cost of sales by $1.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Cost of sales are impacted by both product volume and mix, changes in which will have an impact on Cost of sales recognized by us in future periods. For the remainder of 2024, we expect Cost of sales, as a percentage of sales, to be higher due to changes in product volume and mix when compared to 2023.

Research and Development Expenses

Research and development expenses include salaries, costs for ongoing clinical trials, consultant fees, supplies, and allocations of corporate costs. It is difficult to predict the scope and magnitude of future research and development expenses for our product candidates in research and development, as it is difficult to determine the nature, timing and extent of planned or ongoing clinical trials and studies and the U.S. Food and Drug Administration’s (“FDA”) requirements for a particular drug. As potential products proceed through the development process, each step is typically more extensive, and therefore more expensive, than the previous step. Therefore, success in development generally results in increasing expenditures until actual product approval.

Research and development expenses increased $0.1 million from $0.7 million for the three months ended March 31, 2024, to $0.8 million for the three months ended June 30, 2024, primarily due to higher costs associated with ongoing clinical activity for ROLVEDON.

Research and development expenses increased $0.3 million from $0.5 million for the three months ended June 30, 2023, to $0.8 million for the three months ended June 30, 2024, primarily due to $0.6 million of costs associated with ongoing clinical activity for ROLVEDON included in the three months ended June 30, 2024, partially offset by a decrease of $0.2 million in costs associated with the planned clinical trial for INDOCIN® (indomethacin) suppositories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general and administrative expenses decreased $0.1 million from $18.5 million for the three months ended March 31, 2024 to $18.4 million for the three months ended June 30, 2024, primarily due to (i) the recognition of a $1.9 million insurance reimbursement in the three months ended June 30, 2024 for previous opioid-related legal expenses, and (ii) a decrease of $0.9 million in personnel expenses in the three months ended June 30, 2024 compared to the three months ended March 31, 2024. This was partially offset by (i) $1.8 million of higher legal expenses, and (ii) a net increase of $0.9 million in other general operating expenses.

Selling, general and administrative expenses increased $1.6 million from $16.8 million for the three months ended June 30, 2023 to $18.4 million for the three months ended June 30, 2024, primarily due to (i) $2.2 million of expenses related to ROLVEDON, of which there were none in the prior year period, (ii) $2.8 million of higher legal expenses, (iii) $2.5 million of higher personnel expenses, and (iv) a net increase of $0.3 million in other general operating expenses. These increases were partially offset by (i) a $3.5 million decrease in transaction-related expenses associated with the Spectrum Merger, (ii) the recognition of a $1.9 million insurance reimbursement in the three months ended June 30, 2024 for previous opioid-related legal expenses, and (iii) a decrease of $0.8 million in stock-based compensation expense.

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

For each of the three months ended June 30, 2024 and March 31, 2024 we recognized an expense of zero for the change in fair value of contingent consideration. For the three months ended June 30, 2023, we recognized an expense of $0.2 million for the change in fair value of contingent consideration.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. As of June 30, 2024 and December 31, 2023, the fair value of the CVR liability was determined to be zero. The significant assumptions used in the calculation of the fair value as of June 30, 2024, included updated projections of future ROLVEDON net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

The fair value of the contingent consideration obligation incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product net sales through January 2029, and discounted to present value. As of both June 30, 2024 and December 31, 2023, the fair value of the INDOCIN product contingent consideration was determined to be $2.7 million. The significant assumption used in the calculation of the fair value as of June 30, 2024 included updated projections of future INDOCIN product net sales.

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023 (in thousands):

	Three Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023
Amortization of intangible assets—ROLVEDON	$1,516	$1,517	$—
Amortization of intangible assets—INDOCIN	3,640	2,598	3,211
Amortization of intangible assets—Sympazan	302	303	303
Amortization of intangible assets—Otrexup	261	261	1,378
Amortization of intangible assets—SPRIX	952	952	1,392
Total	$6,671	$5,631	$6,284

Amortization expense for the three months ended June 30, 2024 was $6.7 million, an increase of $1.0 million from amortization expense of $5.6 million for the three months ended March 31, 2024, and an increase of $0.4 million from amortization expense of $6.3 million for the three months ended June 30, 2023. The increase for the three months ended June 30, 2024 compared to March 31, 2024 is primarily due to a revision to the remaining estimated useful life of the INDOCIN product rights intangible assets to 1.3 years as of April 1, 2024, which increased amortization expense by $1.0 million. We believe the revised remaining estimated useful life better reflects the realization of the economic benefit of the intangible asset. The increase for the three months ended June 30, 2024 compared to June 30, 2023 is primarily due to the additional amortization of the ROLVEDON product rights, acquired in July 2023, offset by a lower amortization due to impairment charges recognized in the third and fourth quarters of 2023.

As of June 30, 2024, the estimated undiscounted cash flows of the INDOCIN and SPRIX assets groups exceeded their respective carrying values by approximately 10% and 20%, respectively. The sum of the undiscounted cash flows could continue to decrease in the event of significant unfavorable changes in their estimated undiscounted future cash flows due to increased competition and, in the case of INDOCIN, due to potential future generic entrants. Any significant unfavorable changes in the estimated undiscounted future cash flows would also impact the related assets, such as inventory, leading to potential charges in addition to a potential impairment. Any future impairment of our long-lived assets, including INDOCIN and SPRIX, may result in material charges that could have a material adverse effect on the Company’s business and financial results.

Restructuring Charges

Restructuring charges were zero for each of the three months ended June 30, 2024 and June 30, 2023, and $0.7 million for the three months ended March 31, 2024. In August 2023, we implemented a reorganization plan of our workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at our headquarters office and the exit of certain leased facilities. We do not expect to recognize any additional restructuring charges related to the Spectrum Reorganization Plan. We expect all cash payments under the Spectrum Reorganization Plan to be completed by the end of 2025.

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023
The following table reflects (loss) income from operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Product sales, net:
ROLVEDON	$29,622	$—
INDOCIN products	15,596	58,421
Sympazan	5,285	5,129
Otrexup	4,896	6,416
SPRIX	3,584	4,262
CAMBIA	2,660	4,069
Other products	914	3,555
Total product sales, net	62,557	81,852
Royalties and milestone revenue	1,017	1,420
Other revenue	—	185
Total revenues	63,574	83,457
Costs and expenses:
Cost of sales	20,066	10,239
Research and development expenses	1,531	503
Selling, general and administrative expenses	36,909	33,675
Change in fair value of contingent consideration	—	9,408
Amortization of intangible assets	12,302	12,568
Restructuring charges	720	—
Total costs and expenses	71,528	66,393
(Loss) income from operations	$(7,954)	$17,064
Product Sales, net
ROLVEDON net product sales were $29.6 million for the six months ended June 30, 2024.
INDOCIN net product sales for the six months ended June 30, 2024 were $15.6 million, a decrease of $42.8 million from net product sales of $58.4 million for the six months ended June 30, 2023, primarily due to lower volume and pricing as a result of the August 2023 approval and launch of generic indomethacin suppositories. In the remainder of 2024, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing generic entrants, expected future generic entrants and other competitive products.
Sympazan net product sales for the six months ended June 30, 2024 were $5.3 million, an increase of $0.2 million from net product sales of $5.1 million for the six months ended June 30, 2023, primarily due to favorable payor mix.
Otrexup net product sales for the six months ended June 30, 2024 were $4.9 million, a decrease of $1.5 million from net product sales of $6.4 million for the six months ended June 30, 2023, primarily due to lower volume and unfavorable payor mix.
SPRIX net product sales for the six months ended June 30, 2024 were $3.6 million, a decrease of $0.7 million from net product sales of $4.3 million for the six months ended June 30, 2023, primarily due to lower volume.
CAMBIA net product sales for the six months ended June 30, 2024 were $2.7 million, a decrease of $1.4 million from net product sales of $4.1 million for the six months ended June 30, 2023, primarily due to lower volume caused by generic entrants in 2023.
Other net product sales for the six months ended June 30, 2023 include net product sales for Zipsor of $2.2 million and net product sales for OXAYDO of $1.4 million. As we ceased OXAYDO product sales beginning in September 2023, other net product sales for the six months ended June 30, 2024 of $0.9 million represent only net product sales of Zipsor.

The decrease in total product sales, net, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, also reflects a year-over-year increase in the amounts charged as a reduction to revenue for sales and return allowances, discounts, chargebacks, and rebates, which is primarily attributed to a shift in product mix with the addition of ROLVEDON and the decrease in product sales of INDOCIN and CAMBIA.

Royalties & Milestone Revenue

We recognized royalties revenue related to the CAMBIA license agreement of $1.0 million for each of the six months ended June 30, 2024 and 2023.

We recognized no milestone revenue associated with the completion of certain service milestones for the six months ended June 30, 2024, and $0.5 million and for the six months ended months ended June 30, 2023.

Cost of Sales

Cost of sales for the six months ended June 30, 2024 increased $9.8 million from $10.2 million for the six months ended June 30, 2023 to $20.1 million for the six months ended June 30, 2024, primarily due an $11.5 million increase in cost of sales related to ROLVEDON, and a $0.5 million increase in other cost of sales. The increase was partially offset by a decline of $2.2 million in INDOCIN cost of sales due to lower INDOCIN product sales.

Cost of sales are impacted by both product volume and mix, changes in which will have an impact on Cost of sales recognized by us in future periods. For the remainder of 2024, we expect Cost of sales, as a percentage of sales, to be higher due to changes in product volume and mix when compared to 2023.

Research and Development Expenses

Research and development expenses increased $1.0 million from $0.5 million for the six months ended June 30, 2023 to $1.5 million for the three months ended June 30, 2024, primarily due to $1.0 million of costs associated with ongoing clinical activity for ROLVEDON included in the six months ended June 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.2 million from $33.7 million for the six months ended June 30, 2023 to $36.9 million for the six months ended June 30, 2024, primarily due to (i) $5.7 million of higher personnel expenses following the Spectrum Merger (ii) $4.4 million related to ROLVEDON, of which there were none in the prior year period, and (iii) $2.8 million of higher legal expenses. These increases were partially offset by (i) $5.8 million of lower transaction-related expenses associated with the Spectrum Merger, (ii) a $2.0 million decrease in stock-based compensation expense, and (iii) the recognition of a $1.9 million insurance reimbursement in the six months ended June 30, 2024 for previous opioid-related legal expenses.

Change in Fair Value of Contingent Consideration

For the six months ended June 30, 2024 and 2023, we recognized an expense of zero and $9.4 million, respectively, for the change in fair value of contingent consideration. For information regarding the period-on-period decrease for the six months ended June 30, 2024 and 2023, see “RESULTS OF OPERATIONS--Comparison of the three months ended June 30, 2024 to the three months ended March 31, 2024 and June 30, 2023—Change in Fair Value of Contingent Consideration” above.

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Amortization of intangible assets—ROLVEDON	$3,033	$—
Amortization of intangible assets—INDOCIN	6,238	6,421
Amortization of intangible assets—Sympazan	605	606
Amortization of intangible assets—Otrexup	522	2,755
Amortization of intangible assets—SPRIX	1,904	2,786
Total	$12,302	$12,568

Amortization expense decreased $0.3 million from $12.6 million for the six months ended June 30, 2023 to $12.3 million for the six months ended June 30, 2024, primarily due to lower amortization as a result of impairment charges recognized in the third and fourth quarters of 2023, partially offset by the amortization of the ROLVEDON product rights, acquired in July 2023.

For information regarding our impairment assessment of the INDOCIN and SPRIX asset groups as of June 30, 2024 and 2023, see “RESULTS OF OPERATIONS—Comparison of the three months ended June 30, 2024 to the three months ended March 31, 2024 and June 30, 2023—Amortization of Intangible Assets” above.

Restructuring Charges

Restructuring charges were $0.7 million and zero for the six months ended June 30, 2024 and 2023, respectively. For information regarding our reorganization plan associated with the Spectrum Merger, see “RESULTS OF OPERATIONS—Comparison of the three months ended June 30, 2024 to the three months ended March 31, 2024 and June 30, 2023—Restructuring Charges” above.

The following is a discussion of Other Income (Expense) and Income Tax Provision for the three and six months ended June 30, 2024 and 2023:

Other Income (Expense)

The following table reflects other income (expense) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Debt-related expenses	$—	$—	$—	$(9,918)
Interest expense	(758)	(751)	(1,515)	(1,873)
Interest income	842	650	1,554	1,109
Other income	8	11	12	354
Total other income (expense)	$92	$(90)	$51	$(10,328)

Total other income (expense) changed by $0.2 million from expense of $0.1 million for the three months ended June 30, 2023 to income of $0.1 million for the three months ended June 30, 2024.

Total other income (expense) changed by $10.4 million from expense of $10.3 million for the six months ended June 30, 2023, to income of $0.1 million for the six months ended June 30, 2024, primarily due to debt-related expenses incurred in the prior year, lower interest expense, and higher interest income due to investment in short-term investments in the three and six months ended June 30, 2024. Debt related expenses for the six months ended June 30, 2023 consisted of an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million incurred as a result of the $30.0 million Convertible Note Exchange in the first quarter of 2023, as further described under the heading “Liquidity and Capital Resources” below. There were no similar debt-related expenses in the six months ended June 30, 2024.

The following table reflects interest expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest payable on 2027 Convertible Notes	$650	$650	$1,300	$1,625
Amortization of debt issuance costs	108	101	215	248
Total interest expense	$758	$751	$1,515	$1,873

Total interest expense for each of the three months ended June 30, 2024 and 2023 was $0.8 million. Total interest expense decreased $0.4 million from $1.9 million for the six months ended June 30, 2023 to $1.5 million for the six months ended June 30, 2024, primarily due to a lower principal balance of our outstanding 6.5% Convertible Senior Notes due 2027.

Income Tax Provision

For the three and six months ended June 30, 2024, we recorded an income tax expense of $0.1 million and $0.3 million, respectively, which represents an effective tax rate of (4.2)% and (3.6)%, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% on current year operations is primarily due to the impact of the valuation allowance and state income taxes. As of June 30, 2024, we concluded that it is not more likely than not that we will realize the net deferred tax asset recorded as of June 30, 2024. As a result, we have recorded a full valuation allowance against the net deferred tax asset as of June 30, 2024.

For the three and six months ended June 30, 2023, we recorded an income tax expense of $3.9 million and $1.8 million, respectively, which represents an effective tax rate of 31.3% and 26.0%, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% was principally due to state taxes, disallowed officer’s compensation, and capital expenses, offset by a partial reversal of previously recorded valuation allowance in those periods.

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

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of June 30, 2024.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and make the required payments under our debt agreements due for the next twelve months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

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
•potential expenses relating to any litigation matters, including relating to Assertio Therapeutics’ prior opioid product franchise for which we have not accrued any reserves due to an inability to estimate the magnitude and/or probability of such expenses, our former drug Glumetza, and the recently unsealed qui tam litigation;
•potential expenses and/or termination expenses if a decision is made to cease development of Spectrum’s de-prioritized development asset poziotinib; and
•expenditures related to future clinical trial costs.

The inability to raise any additional capital that may be required to fund our future operations, payments due under our debt agreement, or product acquisitions and strategic transactions that we may pursue could have a material adverse effect on the Company.

The following table reflects summarized cash flow activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$14,895	$41,318
Net cash used in investing activities	(43,320)	(808)
Net cash used in financing activities	(281)	(35,276)
Net (decrease) increase in cash and cash equivalents	$(28,706)	$5,234

Cash Flows from Operating Activities

Cash provided by operating activities was $14.9 million for the six months ended June 30, 2024 compared to $41.3 million for the six months ended June 30, 2023, primarily due to lower net income, partially offset by favorable working capital cash flows compared to last year.

For the six months ended June 30, 2024, net loss was $8.2 million compared to net income of $5.0 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, adjustments for non-cash items contributed approximately $18.4 million less to operating cash flows compared to the same period in 2023, primarily due to debt-related expenses of $9.9 million and an expense of $9.4 million for the change in fair value of contingent consideration, both of which did not recur in the current year period. For the six months ended June 30, 2024, net working capital cash generated by operations of approximately $4.3 million was $5.2 million higher than net working capital cash used in operations of approximately $0.9 million in the same period in 2023, primarily due to less cash used in the settlement of accrued rebates, returns and discounts due to impact of sales product mix as well as timing of settlement, and increased cash from accounts receivable payments, partially offset by increased cash used in the settlement of accounts payable and other accrued liabilities due to payments under the Spectrum Reorganization Plan.

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods, and cash flows from operating activities in future periods may vary significantly from those in prior periods as a result of these factors.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2024, was $43.3 million, which consisted entirely of purchases of short-term investments in highly liquid marketable securities with a maturity date at purchase of more than three months and less than one year. Cash used in investing activities for the six months ended June 30, 2023, was $0.8 million, which consisted of cash paid for purchases of property and equipment of $0.5 million and cash paid for transaction costs incurred with the acquisition of Sympazan of $0.3 million.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2024, was $0.3 million, which consisted entirely of cash used for employees’ withholding tax liability upon the vesting of employee stock awards. Cash used in financing activities for the six months ended June 30, 2023, was $35.3 million, which primarily consisted of (i) a $15.4 million payment for contingent consideration, (ii) $10.5 million in cash payments and $1.1 million of direct transaction cost payments made in connection with the Convertible Note Exchange, and (iii) cash payments of $7.9 million related to the vesting and settlement of equity awards of which $2.6 million related to the cash settlement of the vested performance restricted stock units (“RSUs”), $3.4 million related to the total cash payment of taxes for the net share settlement of the vested performance RSUs, and $1.9 million related to cash used for employees’ withholding tax liability upon the vesting of employee stock awards.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligation, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and non-cancelable leases for our office space. There were no material changes to our material cash requirements from contractual or other obligations outside the ordinary course of business or due to other factors since we filed our 2023 Form 10-K. For a description of our material contractual or other obligations, see “Note 15. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 15. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K. Except as set forth below, there have been no material changes to our risk factors since our 2023 Form 10-K. In addition to other information in this report, the following risk factor, together with the risks and uncertainties referenced above, should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

We face risks relating to product liability losses and other litigation liability for which we may be unable to maintain or obtain adequate protection.

We are or may be involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, patent infringement, product liability, personal injury, antitrust matters, securities class action lawsuits, breach of contract, Medicare and Medicaid reimbursement claims, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids. In addition, we have also received various subpoenas and requests for information related to the distribution, marketing and sale of our former opioid products. Moreover, we have settled coverage litigation with our primary product liability insurer and first excess carrier regarding whether opioid litigation claims noticed by us are covered by our policies with such insurers. We have also settled with our former insurance broker to resolve Assertio Therapeutics’ claims against the broker for negligence and breach of fiduciary duty in connection with the broker’s negotiation and procurement of products liability insurance coverage for Assertio Therapeutics. Further, we are subject to pending antitrust litigation and pending and potential future shareholder litigation relating to the Spectrum Merger and/or the approval and launch of generic indomethacin suppositories in the second half of 2023, and Spectrum is named in several securities class action and shareholder derivative lawsuits filed by former Spectrum stockholders. We have also learned of a qui tam complaint filed against Depomed, Inc. (now known as Assertio Therapeutics) for which we may be served. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies.” The defense of these legal proceedings, inquiries, and investigations have resulted in, and are expected to continue to result in, us incurring significant expenses and may adversely impact our ability to execute product acquisitions and strategic transactions using our common stock, obtain financing or refinance existing debt, or could make us less attractive to potential acquirers. In addition, other than with respect to shareholder litigation, we do not presently anticipate receiving any insurance coverage for any of our pending litigation (or for potential future claims relating to our historical commercialization of opioids), and there is no guarantee that our shareholder litigation insurance coverage will adequately protect us from our pending or future shareholder litigation claims. If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	4,097	$0.91	N/A	N/A
May 1, 2024 - May 31, 2024	74,305	$0.96	N/A	N/A
June 1, 2024- June 30, 2024	—	$—	N/A	N/A
Total	78,402	$0.96

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of Assertio Holdings, Inc. dated May 30, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 30, 2024)

10.1	Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's registration statement Form S-8 filed on May 29, 2024)

10.2	Offer Letter, dated as of May 19, 2024, between the Company and Brendan O’Grady

10.3	Management Continuity Agreement, dated as of May 29, 2024, between the Company and Brendan O’Grady

10.4	Non‑Employee Director Compensation and Grant Policy

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
_______________________________________________________
**    Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2024	ASSERTIO HOLDINGS, INC.

/s/ Brendan P. O’Grady
Brendan P. O’Grady
Chief Executive Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Financial Officer