Form 10-Q
period 2024-09-30
Assertio Holdings, Inc.
filed 2024-11-12
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 6, 2024, was 95,477,800.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$37,981	$73,441
Short-term investments	50,598	—
Accounts receivable, net	44,944	47,663
Inventories, net	39,788	37,686
Prepaid and other current assets	7,845	12,272
Total current assets	181,156	171,062
Property and equipment, net	624	770
Intangible assets, net	92,359	111,332
Other long-term assets	1,860	3,255
Total assets	$275,999	$286,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,153	$13,439
Accrued rebates, returns and discounts	60,482	58,137
Accrued liabilities	12,964	18,213
Contingent consideration, current portion	3,000	2,700
Other current liabilities	505	954
Total current liabilities	90,104	93,443
Long-term debt	38,840	38,514
Other long-term liabilities	16,537	16,459
Total liabilities	145,481	148,416
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 95,360,756 and 94,668,523 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	9	9
Additional paid-in capital	793,157	789,537
Accumulated deficit	(662,648)	(651,543)
Total shareholders’ equity	130,518	138,003
Total liabilities and shareholders' equity	$275,999	$286,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$28,705	$35,137	$91,262	$116,989
Royalties and milestones	499	490	1,516	1,910
Other revenue	—	—	—	185
Total revenues	29,204	35,627	92,778	119,084
Costs and expenses:
Cost of sales	7,550	7,060	27,616	17,299
Research and development expenses	1,005	1,316	2,536	1,819
Selling, general and administrative expenses	16,726	21,005	53,635	54,680
Change in fair value of contingent consideration	300	(17,532)	300	(8,124)
Amortization of intangible assets	6,671	10,184	18,973	22,752
Loss on impairment of intangible assets	—	238,831	—	238,831
Restructuring charges	—	3,034	720	3,034
Total costs and expenses	32,252	263,898	103,780	330,291
Loss from operations	(3,048)	(228,271)	(11,002)	(211,207)
Other income (expense):
Debt-related expenses	—	—	—	(9,918)
Interest expense	(761)	(752)	(2,276)	(2,625)
Interest income	887	605	2,441	1,713
Other gain (loss)	45	(467)	57	(112)
Total other income (expense)	171	(614)	222	(10,942)
Net loss before income taxes	(2,877)	(228,885)	(10,780)	(222,149)
Income tax expense	(44)	(50,659)	(325)	(52,409)
Net loss and comprehensive loss	$(2,921)	$(279,544)	$(11,105)	$(274,558)

Basic net loss per share	$(0.03)	$(3.42)	$(0.12)	$(4.35)
Diluted net loss per share	$(0.03)	$(3.42)	$(0.12)	$(4.35)
Shares used in computing basic net loss per share	95,352	81,713	95,191	63,066
Shares used in computing diluted net loss per share	95,352	81,713	95,191	63,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at June 30, 2024	95,333	$9	791,871	(659,727)	$132,153
Common stock issuance and other impacts of the vesting and settlement of equity awards	28	—	(10)	—	(10)
Stock-based compensation	—	—	1,296	—	1,296
Net loss	—	—	—	(2,921)	(2,921)
Balances at September 30, 2024	95,361	$9	$793,157	$(662,648)	$130,518

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at June 30, 2023	56,513	$5	$568,881	$(314,615)	$254,271
Issuance of common stock upon exercise of options	23	—	54	—	54
Common stock issuances and other impacts of the vesting and settlement of equity awards	9	—	(33)	—	(33)
Issuance of common stock in connection with the Spectrum Merger, net of fractional share settlement	38,008	4	216,257	—	216,261
Stock-based compensation	—	—	1,864	—	1,864
Net loss	—	—	—	(279,544)	(279,544)
Balances at September 30, 2023	94,553	$9	$787,023	$(594,159)	$192,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2023	94,669	$9	$789,537	$(651,543)	$138,003
Common stock issuance and other impacts of the vesting and settlement of equity awards	692	—	(291)	—	(291)
Stock-based compensation	—	—	3,911	—	3,911
Net loss	—	—	—	(11,105)	(11,105)
Balances at September 30, 2024	95,361	$9	$793,157	$(662,648)	$130,518

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2022	48,320	$5	$545,321	$(319,601)	$225,725
Induced exchange of convertible notes (See Note 16)	6,990	—	26,699	—	26,699
Common stock issuance and other impacts of the vesting and settlement of equity awards	1,102	—	(7,980)	—	(7,980)
Issuance of common stock upon exercise of options	133	—	210	—	210
Issuance of common stock in connection with the Spectrum Merger, net of fractional share settlement	38,008	4	216,257	—	216,261
Stock-based compensation	—	—	6,516	—	6,516
Net loss	—	—	—	(274,558)	(274,558)
Balances at September 30, 2023	94,553	$9	$787,023	$(594,159)	$192,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(11,105)	$(274,558)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,118	23,321
Amortization of debt issuance costs and Royalty Rights	326	350
Accretion of interest income from short-term investments	(538)	—
Loss on impairment of intangible assets	—	238,831
Recurring fair value measurements of assets and liabilities	269	(7,612)
Debt-related expenses	—	9,918
Provisions for inventory and other assets	4,982	2,129
Stock-based compensation	3,911	6,516
Deferred income taxes	—	47,192
Changes in assets and liabilities, net of acquisition:
Accounts receivable	2,719	33,865
Inventories	(7,084)	(8,898)
Prepaid and other assets	5,822	6,769
Accounts payable and other accrued liabilities	(5,255)	(21,523)
Accrued rebates, returns and discounts	2,345	(11,027)
Interest payable	(650)	(1,376)
Net cash provided by operating activities	14,860	43,897
Investing Activities
Purchases of property and equipment	—	(528)
Purchase of Sympazan	—	(280)
Net cash acquired in Spectrum Merger	—	1,950
Proceeds from sale of short-term investments	—	2,194
Proceeds from maturities of short-term investments	23,534	—
Purchases of short-term investments	(73,563)	—
Net cash (used in) provided by investing activities	(50,029)	3,336
Financing Activities
Payments in connection with 2027 Convertible Notes	—	(10,500)
Payment of direct transaction costs related to convertible debt inducement	—	(1,119)
Payment of contingent consideration	—	(15,408)
Payments related to the vesting and settlement of equity awards, net	(291)	(7,770)
Other financing activities	—	(489)
Net cash used in financing activities	(291)	(35,286)
Net (decrease) increase in cash and cash equivalents	(35,460)	11,947
Cash and cash equivalents at beginning of year	73,441	64,941
Cash and cash equivalents at end of period	$37,981	$76,888

Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$1,388	$3,424
Cash paid for interest	$2,600	$3,651

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of results to be expected for the entire year ending December 31, 2024.

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
Reclassifications

During the second quarter of 2024, the Company began to reclassify interest income from Other gain (loss) to Interest income on the Company’s Condensed Consolidated Statements of Comprehensive Loss. Prior period amounts have been reclassified to conform with the current period presentation.
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

Pursuant to the Merger Agreement, each issued and outstanding share of Spectrum common stock as of the Effective Date was converted into the right to receive (i) 0.1783 shares of the Company’s common stock and (ii) one contingent value right (“CVR”) representing a contractual right to receive future conditional payments worth up to an aggregate maximum amount of $0.20, settleable in cash, additional shares of Assertio common stock or a combination of cash and additional shares of Assertio common stock at the Company’s sole discretion, upon the achievement of certain sales milestones related to Spectrum’s product ROLVEDON. Subject to adjustments, each CVR represents the right to receive up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $175 million during the calendar year ending December 31, 2024, and up to $0.10 payable upon ROLVEDON net sales (less certain deductions) achieving $225 million during the calendar year ending December 31, 2025. In addition, upon consummation of the Spectrum Merger, Spectrum’s outstanding employee stock awards and other warrants that were outstanding immediately prior to the Effective Date automatically vested (if unvested) or were cancelled, as applicable, which generally resulted in the issuance of shares of the Company’s common stock and/or CVRs to the holders of such stock awards or other warrants, in each case as dictated by the terms of the Merger Agreement. These shares and CVRs issued are considered part of the consideration transferred, and no compensation expense was recognized because the settlement was a condition of the Merger Agreement and other existing individual agreements, no future performance is required by the holders, and the fair value of the shares and CVRs is equivalent to the fair value of the existing employee stock awards and other warrants.

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
(2)Adjustments made to the preliminary purchase price allocation to fair value primarily reflect completion of studies and other analyses necessary to determine the income tax effects of the net identifiable assets acquired and further refinement of the assumptions used in the valuation supporting the ROLVEDON product rights. These adjustments did not materially impact the Condensed Consolidated Statement of Comprehensive Loss.

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

Acquisition costs related to the Spectrum Merger recognized for the three and nine months ended September 30, 2023, were $2.7 million and $8.5 million, respectively. There were no acquisition costs related to the Spectrum Merger recognized for both the three and nine months ended September 30, 2024.

The following unaudited pro forma information represents the Company’s results of operations as if the Spectrum Merger had been completed as of January 1, 2023, (in thousands) and includes nonrecurring adjustments for additional costs of sales from the fair value step-up of inventories and transaction costs. The disclosure of pro forma total revenues and net loss does not purport to indicate the results that would actually have been obtained had the Spectrum Merger been completed on the assumed date for the periods presented, or which may be realized in the future. The unaudited pro forma information does not reflect any operating efficiencies or cost savings that may be realized from the integration of the acquisition.

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Total revenues	$36,718	$159,528
Net loss	(314,282)	(323,288)

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects total revenues for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales, net:
ROLVEDON	$15,021	$7,132	$44,643	$7,132
INDOCIN products	5,669	17,948	21,265	76,369
Sympazan	2,642	2,103	7,927	7,232
Otrexup	1,799	2,807	6,695	9,222
SPRIX	1,997	2,545	5,581	6,807
CAMBIA	1,363	1,993	4,023	6,062
Other products	214	609	1,128	4,165
Total product sales, net	28,705	35,137	91,262	116,989
Royalties and milestone revenue	499	490	1,516	1,910
Other revenue	—	—	—	185
Total revenues	$29,204	$35,627	$92,778	$119,084
Product Sales, net

As a result of the Spectrum Merger, the Company began recognizing ROLVEDON sales in August 2023.

Other product sales, net, for the three and nine months ended September 30, 2023 include product sales for OXAYDO and Zipsor. As the Company ceased OXAYDO product sales beginning in September 2023, other product sales, net for the three and nine months ended September 30, 2024 represent only net product sales of Zipsor.
Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals, or “Miravo”) the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized royalties revenue related to the CAMBIA licensing agreement of $0.5 million and $1.5 million for each of the three and nine months ended September 30, 2024 and 2023, respectively.

The Company recognized no milestone revenue associated with the completion of certain service milestones for the three and nine months ended September 30, 2024, and for the three months ended September 30, 2023. The Company recognized $0.5 million of milestone revenue for the nine months ended September 30, 2023.

Other Revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in a reduction to or an increase to total revenues during the period.
NOTE 4. ACCOUNTS RECEIVABLES, NET

As of both September 30, 2024 and December 31, 2023, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $0.9 million.
NOTE 5.  INVENTORIES, NET

The following table reflects the components of inventories, net, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$14,052	$10,537
Work-in-process	5,927	2,239
Finished goods	19,809	24,910
Total inventories, net	$39,788	$37,686
The Company writes down the value of inventory for potential excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of September 30, 2024 and December 31, 2023, inventory reserves were $5.1 million and $6.8 million, respectively.

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

The following table reflects prepaid and other current assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Prepaid assets and deposits	$7,526	$11,973
Other current assets	319	299
Total prepaid and other current assets	$7,845	$12,272

In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES Therapeutic, Inc. (“NES”), pursuant to which it purchased a Convertible Secured Promissory Note (the “NES Note”). The Company’s investment in the NES Note, which is included in other current assets, is accounted for as a loan receivable and is valued at amortized cost. As of both September 30, 2024 and December 31, 2023, the Company recorded a $3.5 million credit loss reserve on its investment based on its evaluation of the probability of default that exists at NES. The credit loss reserve recorded in each period represents the entire aggregate principal amount and outstanding interest incurred on the NES Note as of both September 30, 2024 and December 31, 2023.

The NES Note was amended on August 2, 2024, August 16, 2024 and August 31, 2024 to extend the maturity date of the Note Agreement, with no modifications to any other terms of the Note Agreement. The NES Note was further amended on September 15, 2024 (the “Fourth Amendment to the Note Agreement”) to mature on May 16, 2025. The Fourth Amendment to the Note Agreement also provided the Company the ability to elect whether to convert its shares if certain events, as described in the Fourth Amendment to the Note Agreement, occur prior to May 16, 2025. The amendments to the NES Note is not expected to have a material impact to the Condensed Consolidated Financial Statements.

NOTE 7. PROPERTY AND EQUIPMENT, NET

The following table reflects property and equipment, net, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Furniture and office equipment	$1,412	$1,908
Laboratory equipment	20	20
Leasehold improvements	2,551	2,945
Construction in progress	—	528
	3,983	5,401
Less: Accumulated depreciation	(3,359)	(4,631)
Property and equipment, net	$624	$770

Depreciation expense was less than $0.1 million for the three months ended September 30, 2024 and $0.1 million for the nine months ended September 30, 2024. Depreciation expense was $0.2 million and $0.6 million for three and nine months ended September 30, 2023, respectively. Depreciation expense is recognized in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

NOTE 8.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		September 30, 2024			December 31, 2023
Products rights:	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
ROLVEDON	8.8	$63,405	$(9,820)	$53,585	$220,500	$(5,270)	$(157,095)	$58,135
INDOCIN	0.7	65,606	(54,690)	10,916	154,100	(44,814)	(88,494)	20,792
Sympazan	10.1	14,550	(2,324)	12,226	14,550	(1,415)	—	13,135
Otrexup	5.2	16,364	(10,886)	5,478	44,086	(10,103)	(27,723)	6,260
SPRIX	2.6	32,673	(22,519)	10,154	39,000	(19,663)	(6,327)	13,010
Total intangible assets		$192,598	$(100,239)	$92,359	$472,236	$(81,265)	$(279,639)	$111,332

Amortization expense was $6.7 million and $19.0 million for the three and nine months ended September 30, 2024, respectively, and $10.2 million and $22.8 million for three and nine months ended September 30, 2023, respectively.

Effective April 1, 2024, the Company revised the remaining estimated useful life of the INDOCIN product rights intangible asset to 1.3 years, which better reflects the realization of the economic benefit of the intangible asset. The impact of this change in estimate is reflected in expected future amortization expense disclosed below.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2024 (remainder)	6,671
2025	19,407
2026	12,130
2027	9,909
2028	8,322
Thereafter	35,920
Total	$92,359

During each of the three months ended September 30, 2024, June 30, 2024 and March 31, 2024, the Company’s market capitalization was below the book value of the Company’s equity, which management determined represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets at the product level at each date. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at each of the first three quarters of 2024. The Company then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at each date. Based on these tests, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the Company’s long-lived asset groups as of September 30, 2024, June 30, 2024 and March 31, 2024. Accordingly, the Company concluded that the long-lived asset groups are fully recoverable and no adjustment to their carrying values was required.
NOTE 9.  OTHER LONG-TERM ASSETS

The following table reflects other long-term assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$1,162	$1,269
Other	698	1,986
Total other long-term assets	$1,860	$3,255

NOTE 10.  ACCRUED LIABILITIES

The following table reflects accrued liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$2,473	$2,438
Accrued restructuring costs (See Note 20)	1,767	4,378
Other accrued liabilities	7,259	9,492
Interest payable	217	867
Accrued royalties	1,248	1,038
Total accrued liabilities	$12,964	$18,213

NOTE 11.  DEBT

As of September 30, 2024 and December 31, 2023, long-term debt, net, consisted entirely of the carrying value of the Company’s 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) of $38.8 million and $38.5 million, respectively.

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

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). As a result of the Convertible Note Exchange in the first quarter of 2023, the Company recorded an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million, the total of which is reported in Debt-related expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2023. The induced conversion expense represents the fair value of the consideration transferred in the Convertible Note Exchange in excess of the fair value of common stock issuable under the original terms of the 2027 Convertible Notes.

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

Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of September 30, 2024.

The following table reflects the carrying value of the 2027 Convertible Notes as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Principal balance	$40,000	$40,000
Derivative liability for embedded conversion feature	308	308
Unamortized debt issuance costs	(1,468)	(1,794)
Carrying value	$38,840	$38,514

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method, with an effective interest rate determined to be 7.8%. The Company amortized $0.1 million and $0.3 million of the debt discount on the 2027 Convertible Notes during the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2023, $1.6 million of unamortized issuance costs related to the Convertible Note Exchange were recognized as Additional paid-in-capital.

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

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on 2027 Convertible Notes	$650	$650	$1,950	$2,275
Amortization of debt issuance costs	111	102	326	350
Total interest expense	$761	$752	$2,276	$2,625

NOTE 12.  OTHER LONG-TERM LIABILITIES

The following table reflects other long-term liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
ROLVEDON product royalties	$9,224	$9,224
Noncurrent operating lease liabilities	1,182	1,470
Liability for uncertain tax provisions	4,755	4,553
Deferred employee retention credits	1,212	1,212
Other	164	—
Total other long-term liabilities	$16,537	$16,459

NOTE 13.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and stock options, as well as performance-based RSUs and stock options.

Stock-based compensation of $1.3 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, and $1.9 million and $6.5 million for three and nine months ended September 30, 2023, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

During the nine months ended September 30, 2024, the Company granted 1.8 million RSUs at a weighted-average fair market value of $0.90 per share, and 5.5 million stock options at a weighted-average fair market value of $0.83 per share. During the nine months ended September 30, 2023, the Company granted 0.8 million RSUs at a weighted-average fair market value of $5.61 per share, and 0.7 million stock options at a weighted-average fair market value of $4.51 per share.

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

The following table reflects lease expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2024	2023	2024	2023
Operating lease cost	Selling, general and administrative expenses	$63	$65	$195	$161

The following table reflects supplemental cash flow information related to leases for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$259	$225	$799	$433
The following table reflects supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023 (in thousands):

	Financial Statement Classification	September 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other long-term assets	$1,162	$1,269
Liabilities
Current operating lease liabilities	Other current liabilities	$505	$928
Noncurrent operating lease liabilities	Other long-term liabilities	1,182	1,470
Total lease liabilities		$1,687	$2,398

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

Antares Supply Agreement

In connection with the Otrexup acquisition, the Company entered into a supply agreement with Antares Pharma, Inc. (“Antares”) pursuant to which Antares will manufacture and supply the finished Otrexup products (the “Antares Supply Agreement”). Under the Antares Supply Agreement, the Company has agreed to annual minimum purchase obligations from Antares, which are approximately $2.0 million annually. The Antares Supply Agreement has an initial term through December 2031 and can be renewed thereafter.

Hanmi Supply Agreement

In connection with the Spectrum Merger, the Company assumed a Manufacturing and Supply Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) pursuant to which the Company engaged Hanmi to provide certain services related to the manufacture and supply of ROLVEDON for the Company’s commercial use. The Company has agreed to purchase a minimum number of batches totaling approximately $19.1 million in 2024 and $3.8 million in 2025. The Company purchased $16.8 million of inventory from Hanmi during the nine months ended months ended September 30, 2024.

CONTINGENCIES

General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. For matters discussed below for which a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. For the matters described below in which the Company believes a loss is both reasonably possible and estimable, an estimate of the loss or range of loss is provided, if material. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases described below, assessments of the likelihood of damages, and the advice of counsel and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The Company continues to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20-25. Provisions for loss contingencies are recorded in Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss and the related accruals are recorded in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

With respect to the California state court lawsuits, on November 24, 2021, the state court granted in part and denied in part a demurrer by the defendants in the Humana action. That case was consolidated in November 2022 with the HCSC action for pre-trial and trial purposes. On July 5, 2023, the state court denied a motion for judgment on the pleadings filed by the defendants in the Humana action. Discovery has now been completed in these California state cases, and on June 18, 2024, the Company moved for summary judgment. During the third quarter of 2024, the Company has reached an agreement in principle to settle the claims asserted by the plaintiffs in the California state court lawsuits, the terms of which are confidential. A liability has been recorded for the agreement in principle, which will not have a material impact to the Company’s Condensed Consolidated Financial Statements. The trial in these lawsuits has been removed from the court’s calendar pending finalization of the definitive settlement agreement.

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

In July 2022, the Company became aware that DOJ issued a press release stating that it had settled claims against a physician whom DOJ alleged had received payments for paid speaking and consulting work from two pharmaceutical companies, including Depomed, Inc. (“Depomed,” now known as Assertio Therapeutics), in exchange for prescribing certain of the companies’ respective products. As part of the settlement, the physician did not admit liability for such claims and the press release stated that there has been no determination of any liability for such claims. The Company denies any wrongdoing and disputes DOJ’s characterization of the payments from Depomed.

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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (“MDL Court”) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings has also been named in six such cases. In April 2022, the Judicial Panel on Multi-District Litigation issued an order stating that it would no longer transfer new opioid cases to the MDL Court. Since that time, Assertio Therapeutics has been named in lawsuits pending in federal courts outside of the MDL Court (one of which remains pending in Georgia). Plaintiffs may file additional lawsuits in which the Company may be named, and plaintiffs may also seek leave to add the Company to lawsuits already on file. Plaintiffs in the pending federal cases involving Assertio Therapeutics or Assertio Holdings include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set for any of these lawsuits, which are at an early stage of proceedings. Assertio Therapeutics and Assertio Holdings intend to defend themselves vigorously in these matters.

State Opioid Litigation

Related to the federal cases noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Delaware, Missouri, New York, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving Assertio Therapeutics, plaintiffs are asserting state common law and statutory claims against the defendants, and the majority of those cases are similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. Discovery has begun in one of the state court cases (Tarnopol, et al. v. Janssen Pharmaceuticals, Inc, et al., Case No. 002584, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division), and the court in that case has entered an order providing that the case shall be ready for trial by August 4, 2025. The other state lawsuits in which Assertio Therapeutics has been served are generally each at an early stage of proceedings. Assertio Therapeutics intends to defend itself vigorously in these matters.

Qui Tam Litigation

The Company has learned that on October 30, 2017, a qui tam lawsuit was filed against Depomed in the United States District Court for the District of Columbia (United States of America ex rel. Webb, et al. v. Depomed, Inc., Case No. 1:17-cv-02309-JDB). The case was filed under seal and remained under seal until after an order was entered by the district court on July 12, 2024, which followed a notice from DOJ electing to intervene, in part, and declining to intervene, in part, and which granted DOJ’s request to unseal the complaint, DOJ’s notice concerning intervention, and DOJ’s proposed order concerning its intervention. The district court order gave DOJ and the relator until October 10, 2024, to serve their respective complaints on Depomed.

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

DOJ filed its notice of intervention on July 3, 2024, stating that the United States was intervening on the allegations that Depomed knowingly marketed Lazanda in a manner that caused the submission of false claims for Lazanda to Medicare and TRICARE. DOJ noted that the United States declined to intervene on all other allegations not related to Lazanda. Therefore, DOJ has declined to intervene with respect to the relator’s allegations concerning Gralise. DOJ stated that it would file its complaint in intervention within 90 days of its notice. The Company is not currently aware of any involvement in the lawsuit of any of the governments of the states (or the District of Columbia) on whose behalf the relator purports to act.

During the third quarter of 2024, Assertio Therapeutics and DOJ entered into negotiations around a potential settlement of the qui tam lawsuit. As part of the negotiations with DOJ, various settlement offers were proposed and rejected by each party. On October 4, 2024, DOJ filed a motion to extend its deadline to file its complaint in intervention to December 9, 2024, in order to provide time for the parties to enter into confidential mediation. The mediation is scheduled for December 2, 2024.

While the ultimate outcome of the mediation is unknown, based on currently available data on the case any settlement reached as part of the mediation is not expected to have a material impact on the Company’s financial position.

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

During the second quarter of 2024, Assertio Therapeutics settled with Woodruff and received $1.9 million in connection with its claims for insurance reimbursement for previous opioid-related legal expenses, which was recognized within Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2024.

Stockholder Actions

Shapiro v. Assertio Holdings, Inc., et al., U.S. District Court, Northern District of Illinois, Case No. 1:24-cv-00169. On January 5, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Assertio and certain of its current and former executive officers made false or misleading statements and failed to disclose material facts regarding the likely impact of INDOCIN sales and the Spectrum Merger on Assertio’s profitability in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act of 1934, as amended (the “Exchange Act”). On April 11, 2024, the court appointed Continental General Insurance Company as the lead plaintiff. The plaintiffs filed an amended complaint on June 10, 2024, that names as defendants Assertio and certain of its current and former officers and directors, and Spectrum and certain of its former officers and directors. It alleges violations of Sections 10(b) and 20(a) of the Exchange Act between March 9, 2023 and January 3, 2024, and violations of Sections 14(a) and 20(a) of the Exchange Act in connection with the proxy statement issued in connection with the Spectrum Merger. The defendants filed their motion to dismiss on August 9, 2024, and the plaintiffs filed their opposition brief on October 10, 2024. The defendants’ reply brief is due on November 14, 2024. The Company intends to vigorously defend itself in this matter.

Edwards v. Assertio Holdings, Inc., et al., Court of Chancery of the State of Delaware, Case No. 2024-0151. On February 19, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that certain former officers and directors of Spectrum breached their fiduciary duties in connection the Spectrum Merger and that Guggenheim Securities LLC and Assertio aided and abetted such fiduciary duty breaches. The defendants moved to dismiss the Edwards complaint on June 29, 2024. That motion is fully briefed. The court will hear oral argument on the motion on January 7, 2025. The Company intends to vigorously defend itself in this matter.

In re Assertio Holdings, Inc. Derivative Litigation, U.S. District Court, Delaware, Case No. 1:24-cv-00383-UNA. On March 26, 2024, a putative stockholder derivative action (Jung v. Peisert, et al., U.S. District Court, Delaware, Case No. 1:24-cv-00383-UNA) was filed against the Company (as a nominal defendant) and certain of its current and former executive officers and directors. On July 3, 2024, another substantially similar putative stockholder derivative action (Hollin v. Mason, et al., U.S. District Court, Delaware, Case No. 1:24-cv-00785-UNA) was filed against the Company (as a nominal defendant) and certain of its current and former executive officers and directors. The stockholder derivative complaints allege, inter alia, that certain of the Company’s current and former executive officers and directors are liable to the Company, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, relating to allegedly false or misleading statements and alleged failure to disclose material facts regarding the likely impact of INDOCIN sales and the Spectrum Merger on the Company’s profitability. The complaints further allege that certain of the Company’s current and former officers and directors breached their fiduciary duties, and that certain of the Company’s directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about such matters. The allegations state that as a result of the violations, certain of the Company’s current and former executive officers and directors committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. On September 5, 2024, the court consolidated the two stockholder derivative actions under the caption In re Assertio Holdings, Inc. Derivative Litigation and ordered the parties to submit a proposed schedule on or before November 4, 2024. On November 4, 2024, the parties filed a stipulation agreeing to stay the consolidated action pending proceedings in the Shapiro class action. On November 5, 2024, the court entered an order staying the consolidated action pursuant to the parties’ stipulation.

Jung v. Lebel, et al., Court of Chancery of the State of Delaware, Case No. 2024-0821 and Jung v. Turgeon, et al., Court of Chancery of the State of Delaware, Case No. 2024-0822. On August 5, 2024, alleged former Spectrum stockholder and current Assertio stockholder Jung (the same plaintiff who previously filed Jung v. Peisert, et. al., in Delaware federal court, as discussed above) filed two stockholder derivative complaints in the Delaware Chancery Court against certain former Spectrum officers and directors and naming both Assertio and Spectrum as nominal defendants. The complaints are, respectively, largely duplicative of the allegations in (1) the ongoing Christiansen shareholder class action in the Southern District of New York (discussed below), alleging that Spectrum officers made various alleged misstatements regarding Spectrum’s application for FDA approval of poziotinib and (2) the ongoing Luo shareholder class action in the District of Nevada (discussed below), alleging that Spectrum officers made various alleged misstatements regarding Spectrum’s business; the prospects of FDA approval for ROLVEDON with respect to ROLVEDON manufacturing operations and controls; and the efficacy of, clinical trial data and market need for poziotinib. Jung previously raised these allegations in demand letters to Assertio’s Board of Directors (“the Board”), demanding that the Board take legal action against the individuals now named in these complaints. In response to Jung’s demand letters, the Board retained independent counsel, considered Jung’s demands, and provided a substantive response explaining the Board’s reasons for denying Jung’s demands. These complaints now allege that the Board wrongfully refused his demands. The individual defendants have not yet been served with either complaint. Assertio and Spectrum have been served with and moved to dismiss both complaints. Briefing schedules on the motions to dismiss have not yet been set.

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its Biologic License Application (“BLA”) to the FDA for ROLVEDON in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On November 30, 2022, the defendants filed a motion to dismiss the amended complaint. On February 6, 2024, the Court held a hearing on the motion to dismiss and issued an order dismissing the lawsuit without prejudice to the lead plaintiff’s ability to replead their claims. The lead plaintiff filed a further amended complaint on March 29, 2024. On May 13, 2024, the defendants filed a motion to dismiss that further amended complaint. On October 7, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. Some of the claims were dismissed with prejudice, and some claims plaintiffs are permitted to replead. The parties will begin engaging in discovery. The Company intends to vigorously defend itself in this matter.

Christiansen v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292 (filed December 5, 2022 in the U.S. District Court for the Southern District of New York) (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On February 15, 2023, the Court consolidated the three New York lawsuits. On March 21, 2023, the Court entered an order designating Steven Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. The defendants filed a motion to dismiss the consolidated New York Action on July 25, 2023. On January 23, 2024, the Court granted the motion to dismiss in part as to five of the challenged statements but denied the motion to dismiss as to two specific statements. The Company filed its answer to the complaint on March 8, 2024. On October 25, 2024, a Spectrum stockholder (Ayoub) filed a substantially similar putative securities class action complaint asserting the same claims against the same defendants on behalf of the same alleged class as the New York Action. On October 30, 2024, Christiansen and Ayoub jointly moved for class certification and for appointment as class representatives in the New York Action. On November 4, 2024, defendants filed a motion to disqualify Christiansen from serving as lead plaintiff and for a stay of proceedings pending appointment of a substitute lead plaintiff. On November 6, 2024, the Court set a briefing schedule on the defendants’ motion to disqualify (briefing to be completed by November 25, 2024) and stayed the New York Action pending resolution of the defendants’ motion. The Company intends to vigorously defend itself in this matter.

Csaba v. Turgeon, et. al. (filed December 15, 2021 in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al. (filed March 15, 2022 in the U.S. District Court District of Nevada); Johnson v. Turgeon, et. al. (filed March 29, 2022 in the U.S. District Court District of Nevada); Raul v. Turgeon, et. al. (filed April 28, 2022 in the U.S. District Court District of Delaware); and Albayrak v. Turgeon, et. al. (filed June 9, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against Spectrum (as a nominal defendant) and certain of Spectrum’s former executive officers and directors. The stockholder derivative complaints allege, inter alia, that certain of Spectrum’s former executive officers are liable to Spectrum, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for ROLVEDON. The complaints generally but not uniformly further allege that certain of Spectrum’s former officers and directors breached their fiduciary duties, and certain of Spectrum’s former directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about Spectrum’s business and the prospects of approval for its BLA to the FDA for ROLVEDON. The allegations state that as a result of the violations, certain of Spectrum’s former executive officers and directors committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The parties have agreed to stay these derivative actions until there is a decision in the Luo Nevada securities class action either denying a motion to dismiss in whole or in part, or dismissing that securities class action with prejudice. These stays were lifted by the Nevada court on October 7, 2024. The defendants have since requested that the plaintiffs voluntarily agree to dismiss these suits for lack of standing. To date, the Csaba, Schumacher, Raul and Albayrak suits have been dismissed by agreement on this basis.

Enyart v. Assertio Holdings, Inc., et. al., In the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, Case No. 2024LA00000842. On November 8, 2024, this putative securities class action lawsuit was filed by an alleged former Spectrum shareholder who received Assertio shares in the Spectrum Merger, alleging that Assertio and certain of its current and former officers and directors violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the registration statement for the Assertio shares issued in connection with the Spectrum Merger. In general terms, the complaint alleges that the registration statement contained misrepresentations and omissions related to the value of adding ROLVEDON to Assertio’s portfolio of products. The complaint seeks compensatory damages, rescission or a recessionary measure of damages, interest, costs, attorneys’ fees, expert witness fees, and other unspecified equitable relief. The defendants have not yet been served with a copy of the complaint. The Company intends to vigorously defend itself in this matter.

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

Exchanged Convertible Notes

In connection with the Convertible Note Exchange (See Note 11, Debt) in the first quarter of 2023, the Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in partial settlement of the 2027 Convertible Notes (the “Exchanged Notes”). The Company did not receive any cash proceeds from the issuance of the shares of its common stock but recognized additional paid-in capital of $28.3 million during the nine months ended September 30, 2023, related to the common stock share issuance, net of approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes.

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

The Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023, because to do so would be anti-dilutive. Therefore, for the three and nine months ended September 30, 2024 and 2023, basic and diluted net loss per common share were the same.

The following table reflects the calculation of basic and diluted loss per common share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share
Net loss	$(2,921)	$(279,544)	$(11,105)	$(274,558)
Weighted-average common shares outstanding	95,352	81,713	95,191	63,066
Basic and diluted net loss per share	$(0.03)	$(3.42)	$(0.12)	$(4.35)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share, because to do so would be anti-dilutive, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible notes	9,768	9,768	9,768	11,324
Stock-based awards and equivalents	10,298	7,016	9,451	7,641
Total potentially dilutive common shares	20,066	16,784	19,219	18,965
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

The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$2,187	$—	$2,187
Money market funds	Cash and cash equivalents	25,792	—	—	25,792
Short-term investments:
U.S. Treasuries	Short-term investments	—	50,598	—	50,598
Total		$25,792	$52,785	$—	$78,577
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$3,000	$3,000
Derivative liability	Long-term debt	—	—	308	308
Total		$—	$—	$3,308	$3,308

December 31, 2023	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$35,458	$—	$35,458
U.S. Government agencies	Cash and cash equivalents	—	3,294	—	3,294
Money market funds	Cash and cash equivalents	32,534	—	—	32,534
Total		$32,534	$38,752	$—	$71,286
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$2,700	$2,700
Derivative liability	Long-term debt	—	—	308	308
Total		$—	$—	$3,008	$3,008

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

Short-Term Investments

The Company considers all highly liquid investments with a maturity date at purchase of more than three months and less than one year to be short-term investments. The Company’s short-term investments consist of marketable securities, which may include commercial paper and U.S. Treasury securities. The Company has classified its short-term investments as trading securities. The short-term investments are recorded at fair value using Level 2 inputs, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets. Gains and losses on short-term investments are included in Interest income in the Condensed Consolidated Statements of Comprehensive Loss.

Unrealized gains and losses from short-term investments classified as trading securities recognized by the Company for the three and nine months ended September 30, 2024 were immaterial. The Company had no short-term investments classified as trading securities during the three and nine months ended September 30, 2023.

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

As of both September 30, 2024 and December 31, 2023, the fair value of the Company’s CVR liability related to the Spectrum Merger was also determined by the Company to be zero. Accordingly, the Company recognized no expense or benefit for the change in fair value of the CVR contingent consideration during the three and nine months ended September 30, 2024.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2024 included updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

Zyla Merger Contingent Consideration Obligation

In connection with the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of September 30, 2024 and December 31, 2023, the fair value of the INDOCIN product contingent consideration was determined to be $3.0 million and $2.7 million, respectively, and has been classified as Contingent consideration, current in the Company’s Condensed Consolidated Balance Sheets.

During each of the three and nine months ended September 30, 2024, the Company recognized an expense of $0.3 million for the change in fair value of contingent consideration. During the three and nine months ended September 30, 2023, the Company recognized a benefit of $17.5 million and $8.1 million, respectively, for the change in fair value of contingent consideration. Both were recognized in Change in fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The fair value of the contingent consideration incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product net sales through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2024 included updated projections of future INDOCIN product net sales.

The following table summarizes changes in fair value of the Company’s contingent consideration obligations that are measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value, beginning of the period	$2,700	$42,500	$2,700	$48,500
Fair value of contingent consideration incurred in Spectrum Merger	—	3,932	—	3,932
Change in fair value of contingent consideration recorded within costs and expenses	300	(17,532)	300	(8,124)
Cash payment related to contingent consideration	—	—	—	(15,408)
Fair value, end of the period	$3,000	$28,900	$3,000	$28,900

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.3 million as of both September 30, 2024 and December 31, 2023, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. The significant assumption used in the binomial lattice model is a credit spread of 8.8%.

There was no change in the fair value of the derivative liability for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recognized a loss on the fair value adjustment of the derivative liability in the amount of $0.5 million in Other gain (loss) in the Condensed Consolidated Statements of Comprehensive Loss.

The following table summarizes changes in fair value of the derivative liability that is measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value, beginning of the period	$308	$252	$308	$252
Change in fair value of derivative liability	$—	$512	—	$512
Fair value, end of the period	$308	$764	$308	$764

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the carrying cost of each approximates its fair value. As of September 30, 2024, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $36.4 million, compared to a par value of $40.0 million. As of December 31, 2023, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $35.7 million, compared to a par value of $40.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of September 30, 2024 and December 31, 2023 based on a market approach, which represents a Level 2 valuation.

NOTE 19.  INCOME TAXES

As of September 30, 2024, the Company has concluded that it is not more likely than not that it will realize the net deferred tax asset recorded as of September 30, 2024. As a result, the Company has recorded a full valuation allowance against the net deferred tax asset recorded as of September 30, 2024. The valuation allowance is determined in accordance with the provisions of ASC 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording a full valuation allowance against its net deferred tax assets during the quarter. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

The Company recorded income tax expense of less than $0.1 million for the three months ended September 30, 2024, and $0.3 million for the nine months ended September 30, 2024, which represents an effective tax rate of (1.5)% and (3.0)%, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% on current year operations is principally due to the impact of the valuation allowance and state income taxes.

For the three and nine months ended September 30, 2023, the Company recorded income tax expense of $50.7 million and $52.4 million, respectively, which represents an effective tax rate of (22.1)% and (23.6)%, respectively. The difference between the income tax expense in each period and the tax at the federal statutory rate of 21.0% was principally due to the impact of the valuation allowance, offset by state taxes, disallowed officer’s compensation, and capital expenses.

NOTE 20.  RESTRUCTURING CHARGES

In August 2023, the Company implemented a reorganization plan of its workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at the Company’s headquarters office and the exit of certain leased facilities and office equipment. The Company does not expect to recognize any additional restructuring charges related to the Spectrum Reorganization Plan, and expects all cash payments under the Spectrum Reorganization Plan to be completed by the end of 2025.

The staff reductions under the Spectrum Reorganization Plan were the result of a distinct severance plan approved by the Board and were not executed as part of established Company policies or plans. Total employee compensation costs recognized under the Spectrum Reorganization Plan through September 30, 2024, were approximately $3.3 million. In addition, the leased facilities and office equipment referenced above are not expected to be used for any business purpose, and the Company will not sublease the facilities and office equipment due to the short remaining lease terms. The facility exit costs represent the acceleration of the underlying right-of-use asset amortization to align with the cease use date for the abandoned facilities and office equipment. Total facility exit costs recognized under the Spectrum Reorganization Plan were approximately $1.3 million. There are no remaining facility exit costs expected to be recognized by the Company under the Spectrum Reorganization Plan.

Effective January 2, 2024, the Company separated from the service of its former President and Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, the former President and Chief Executive Officer was entitled to severance compensation and benefits of approximately $1.5 million, which was recognized as Restructuring charges within the Condensed Consolidated Statement of Comprehensive Loss for the year ended December 31, 2023, the period in which the separation and related severance benefit was determined to be probable. The Company does not expect to recognize any additional restructuring charges related to the separation from the former President and Chief Executive Officer.

The Company recognized restructuring charges of zero and $0.7 million for the three and nine months ended September 30, 2024, respectively, all of which related to employee compensation costs. The Company recognized restructuring charges of $3.0 million for each of the three and nine months ended September 30, 2023.

The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance as of the beginning of the period	$2,330	$—	$4,378	$—
Restructuring accrual assumed in Spectrum Merger (See Note 2)	—	7,508	—	7,508
Accrual additions	—	2,257	720	2,257
Cash paid	(563)	(5,345)	(3,331)	(5,345)
Balance as of the end of the period	$1,767	$4,420	$1,767	$4,420

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “anticipate,” “approximate”, “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “opportunity,” “plan,” “potential,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Examples of forward-looking statements include, but are not necessarily limited to, those relating to:

•our ability to grow sales of, and the commercial success and market acceptance of, ROLVEDON and our other products, including the coverage of our products by payors and pharmacy benefit managers;

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

•our ability to realize anticipated benefits from our reorganization plan in connection with the Spectrum Merger;

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

•the outcome of, and our intentions with respect to, any litigation or government investigations, including pending and potential future shareholder litigation relating to the Spectrum Merger and/or the approval and launch of generic indomethacin suppositories in the second half of 2023, opioid-related government investigations and opioid-related litigation, the recently unsealed qui tam litigation, Spectrum’s legacy shareholder and other litigation, and other disputes and litigation, and the costs and expenses associated therewith;

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

•the potential impacts of adverse business and economic conditions including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes in monetary policy, potential U.S. federal government shutdowns, geopolitical conflicts and financial institution instability; and
•our common stock maintaining compliance with The Nasdaq Capital Market’s minimum closing bid requirement of at least $1.00 per share, particularly in light of our stock trading below or only slightly above $1.00 per share recently, as well as recent market activity by a short seller.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 11, 2024 (the “2023 Form 10-K”) and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2024 and June 30, 2024, respectively. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future.

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

ROLVEDONTM (eflapegrastim-xnst) injection for subcutaneous use	A long-acting granulocyte colony-stimulating factor (G-CSF) with a novel formulation that is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia.
INDOCIN® (indomethacin) Suppositories	A suppository and oral solution of indomethacin used both in hospitals and out-patient settings. Both products are nonsteroidal anti-inflammatory drugs (NSAIDs), indicated for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
Sympazan® (clobazam) oral film	A benzodiazepine indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome (LGS) in patients aged two years of age or older. Sympazan is the only product to offer clobazam in a convenient film with PharmFilm® technology. Sympazan is taken without water or liquid, adheres to the tongue, and dissolves to deliver clobazam.
Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing a prescription medicine, methotrexate. Otrexup is a folate analog metabolic inhibitor indicated for the:
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

On July 31, 2023 (the “Effective Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 24, 2023, we completed the acquisition of Spectrum Pharmaceuticals, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products (the “Spectrum Merger”), through a merger of a wholly-owned subsidiary of ours with and into Spectrum, with Spectrum surviving the merger as a wholly-owned subsidiary of ours. We accounted for the Spectrum Merger using the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805 and are considered the accounting acquirer. The results of operations of Spectrum are included in our condensed consolidated financial statements as of the Effective Date.

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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2024 to the three months ended June 30, 2024 and September 30, 2023
The following table reflects loss from operations for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023 (in thousands):

	Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
Product sales, net:
ROLVEDON	$15,021	$15,144	$7,132
INDOCIN products	5,669	6,913	17,948
Sympazan	2,642	2,668	2,103
Otrexup	1,799	2,014	2,807
SPRIX	1,997	2,147	2,545
CAMBIA	1,363	1,403	1,993
Other products	214	406	609
Total product sales, net	28,705	30,695	35,137
Royalties and milestone revenue	499	431	490
Total revenues	29,204	31,126	35,627
Costs and expenses:
Cost of sales	7,550	8,889	7,060
Research and development expenses	1,005	798	1,316
Selling, general and administrative expenses	16,726	18,385	21,005
Change in fair value of contingent consideration	300	—	(17,532)
Amortization of intangible assets	6,671	6,671	10,184
Loss on impairment of intangible assets	—	—	238,831
Restructuring charges	—	—	3,034
Total costs and expenses	32,252	34,743	263,898
Loss from operations	$(3,048)	$(3,617)	$(228,271)
Product Sales, net
As a result of the Spectrum Merger, we began recognizing ROLVEDON sales in August 2023. ROLVEDON net product sales for the three months ended September 30, 2024 were $15.0 million, a decrease of $0.1 million from net product sales of $15.1 million for the three months ended June 30, 2024, and an increase of $7.9 million from net product sales of $7.1 million for the three months ended September 30, 2023. The decrease for the three months ended September 30, 2024 compared to June 30, 2024 was due to lower net pricing, which was almost entirely offset by higher volume. The increase for the three months ended September 30, 2024 compared to September 30, 2023 is due to higher volume, which was partially offset by lower net pricing. We expect that the average selling price for ROLVEDON will continue to be negatively impacted for the remainder of 2024 due to higher discounts, chargebacks, and rebates given to our customers.
INDOCIN net product sales for the three months ended September 30, 2024 were $5.7 million, a decrease of $1.2 million from net product sales of $6.9 million for the three months ended June 30, 2024, and a decrease of $12.3 million from net product sales of $17.9 million for the three months ended September 30, 2023. The decrease for the three months ended September 30, 2024 compared to the three months ended June 30, 2024 was due to lower net pricing. The decrease for the three months ended September 30, 2024 compared to September 30, 2023 was primarily due to lower volume and pricing as a result of the August 2023 approval and launch of generic indomethacin suppositories. In the remainder of 2024, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing generic entrants, expected future generic entrants and other competitive products.

Sympazan net product sales for the three months ended September 30, 2024 were $2.6 million, essentially unchanged from net product sales for the three months ended June 30, 2024 of $2.7 million. Sympazan net product sales increased $0.5 million for the three months ended September 30, 2024 from $2.1 million for the three months ended September 30, 2023, primarily due to favorable payor mix and higher volume.
Otrexup net product sales for the three months ended September 30, 2024 were $1.8 million, a decrease of $0.2 million from net product sales of $2.0 million for the three months ended June 30, 2024, and a decrease of $1.0 million from net product sales of $2.8 million for the three months ended September 30, 2023. The decrease for the three months ended September 30, 2024 compared to the three months ended June 30, 2024 was primarily due to unfavorable payor mix, while the decrease for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to unfavorable payor mix and lower volume.
SPRIX net product sales for the three months ended September 30, 2024 were $2.0 million, a decrease of $0.1 million from net product sales of $2.1 million for the three months ended June 30, 2024, and a decrease of $0.5 million from net product sales of $2.5 million for the three months ended September 30, 2023. The decrease in net product sales for the three months ended September 30, 2024 compared to both the three months ended June 30, 2024 and September 30, 2023 was primarily due to lower volume.
CAMBIA net product sales were $1.4 million for each of the three months ended September 30, 2024 and June 30, 2024. Net product sales for the three months ended September 30, 2024 decreased $0.6 million from net product sales of $2.0 million for the three months ended September 30, 2023, primarily due to lower volume caused by generic entrants in 2023.
Other net product sales for the three months ended September 30, 2024 and June 30, 2024 included net product sales of Zipsor of $0.2 million and $0.4 million, respectively. Other net product sales for the three months ended September 30, 2023 included net product sales of Zipsor of $0.6 million and less than $0.1 million of net product sales of OXAYDO. We ceased OXAYDO product sales beginning in September 2023.
The decrease in total product sales, net, for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 and three months ended September 30, 2023, also reflects a year-over-year increase in the amounts charged as a reduction to revenue for sales and return allowances, discounts, chargebacks, and rebates, which is primarily attributed to a shift in product mix with the addition of ROLVEDON and the decrease in product sales of INDOCIN.

Royalties & Milestone Revenue

In November 2010, we entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (now known as Miravo Pharmaceuticals, or “Miravo”) the rights to commercially market CAMBIA in Canada. Miravo independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalties revenue related to the CAMBIA license agreement of $0.5 million for each of the three months ended September 30, 2024 and 2023, and $0.4 million for the three months ended June 30, 2024.

We recognized no milestone revenue associated with the completion of certain service milestones for the three months ended September 30, 2024, June 30, 2024 or September 30, 2023.

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

Cost of sales decreased $1.3 million from $8.9 million for the three months ended June 30, 2024 to $7.6 million for the three months ended September 30, 2024, primarily due to $1.1 million of lower inventory write-downs and $0.5 million of ROLVEDON inventory step-up amortization included in the three months ended June 30, 2024, of which there was none in the three months ended September 30, 2024, partially offset by a net increase of $0.3 million due to product mix.

Cost of sales increased $0.5 million from $7.1 million for the three months ended September 30, 2023 to $7.6 million for the three months ended September 30, 2024, primarily due to a $2.1 million increase in cost of sales related to ROLVEDON due to higher product sales and a net increase of $0.3 million due to product mix, partially offset by $1.9 million of

ROLVEDON inventory step-up amortization included in the three months ended September 30, 2023, of which there was none during the three months ended September 30, 2024.

Cost of sales are impacted by both product volume and mix, changes in which will have an impact on Cost of sales recognized by us in future periods. For the remainder of 2024, we expect Cost of sales, as a percentage of sales, to be negatively affected due to changes in product volume and mix when compared to 2023.

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

Research and development expenses, representing primarily costs directly associated with ongoing clinical activity for ROLVEDON, were $1.0 million for the three months ended September 30, 2024, $0.8 million for the three months ended June 30, 2024, and $1.3 million for the three months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses associated with our commercial products, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general and administrative expenses decreased $1.7 million from $18.4 million for the three months ended June 30, 2024 to $16.7 million for the three months ended September 30, 2024, primarily due to (i) a net decrease of $1.4 million in legal-related expenses, primarily related to a reduction in a legal contingency, (ii) a decrease of $1.3 million in other general operating expenses, and (iii) a decrease of $0.9 million in marketing and promotion expenses. This was partially offset by the recognition of a $1.9 million insurance reimbursement in the three months ended June 30, 2024 for previous opioid-related legal expenses not repeating.

Selling, general and administrative expenses decreased $4.3 million from $21.0 million for the three months ended September 30, 2023 to $16.7 million for the three months ended September 30, 2024, primarily due to (i) $2.7 million of transaction-related expenses, primarily legal and professional fees, associated with the Spectrum Merger included in the prior year period, of which there were none in the current year period, (ii) a $1.3 million decrease in corporate costs, (iii) a decrease of $0.6 million in stock-based compensation expense, and (iv) a net decrease of $0.6 million in other general operating expenses. These decreases were partially offset by (i) a net increase of $0.5 million in legal-related expenses and (ii) $0.4 million of higher personnel expenses as a result of the Spectrum Merger.

Change in Fair Value of Contingent Consideration

In connection with the Spectrum Merger, we issued CVRs that represent a contingent consideration obligation which is measured at fair value. See “Company Overview” for further information.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. As of September 30, 2024 and December 31, 2023, the fair value of the CVR liability was determined to be zero. The significant assumptions used in the calculation of the fair value as of September 30, 2024, included updated projections of future ROLVEDON net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

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

During the three months ended September 30, 2024, we recognized an expense of $0.3 million, for the change in fair value of contingent consideration, compared to no expense or benefit for the three months ended June 30, 2024, and a benefit of $17.5 million for the three months ended September 30, 2023.

The fair value of the contingent consideration obligation incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product net sales through January 2029, and discounted to present value. As of September 30, 2024 and December 31, 2023, the fair value of the INDOCIN product contingent consideration was determined to be $3.0 million and $2.7 million, respectively. The significant assumptions used in the calculation of the fair value as of September 30, 2024 included updated projections of future INDOCIN product net sales.

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023 (in thousands):

	Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
Amortization of intangible assets—ROLVEDON	$1,516	$1,516	$3,900
Amortization of intangible assets—INDOCIN	3,640	3,640	3,210
Amortization of intangible assets—Sympazan	302	302	303
Amortization of intangible assets—Otrexup	261	261	1,378
Amortization of intangible assets—SPRIX	952	952	1,393
Total	$6,671	$6,671	$10,184

Amortization expense was $6.7 million for each of the three months ended September 30, 2024 and June 30, 2024. Amortization expense in the three months ended September 30, 2024 decreased $3.5 million from amortization expense of $10.2 million for the three months ended September 30, 2023 primarily as a result of a decrease in amortization expense of $5.5 million attributable to the lower carrying value of intangible assets due to impairment charges recognized in the third and fourth quarters of 2023, partially offset by an increase in amortization expense of $2.0 million, which was due to revisions to decrease the remaining estimated useful life of the INDOCIN product rights intangible assets to 1.3 years as of April 1, 2024. We believe the revised remaining estimated useful life better reflects the realization of the economic benefit of the intangible asset.

As of September 30, 2024, the estimated undiscounted cash flows of the INDOCIN and SPRIX assets groups exceeded their respective carrying values by approximately 20% and 15%, respectively. The sum of the undiscounted cash flows could continue to decrease in the event of significant unfavorable changes in their estimated undiscounted future cash flows due to increased competition and, in the case of INDOCIN, due to potential future generic entrants. Any significant unfavorable changes in the estimated undiscounted future cash flows would also impact the related assets, such as inventory, leading to potential charges in addition to a potential impairment. Any future impairment of our long-lived assets, including INDOCIN and SPRIX, may result in material charges that could have a material adverse effect on the Company’s business and financial results.

Loss on Impairment of Long-Lived Assets

During the three months ended September 30, 2023, our market capitalization declined to below the book value of our equity. Management determined that the Company’s book value of equity exceeding its market capitalization represented an indicator of impairment with respect to its long-lived assets.

Applying the relevant accounting literature, we first assessed the recoverability of our long-lived assets. For the three months ended September 30, 2023, management concluded it was appropriate to group its assets at the entity level due to the significant shared operating cost structure which characterized Assertio at that time. We determined the carrying value of this asset group was not recoverable. Management then assessed and concluded that the fair value of the asset group was less than its carrying value and so recognized an impairment loss of $238.8 million, which was allocated to the intangible assets of the long-lived asset group and is recorded within Loss on impairment of intangible assets in the Condensed Consolidated Statement of Comprehensive Loss. The fair value of the asset group was determined using both an income and a market approach and used Level 3 inputs. These inputs included estimates of forecasted cash flows and the selection of comparable revenue and earnings multiples utilizing guideline companies.

During the three months ended September 30, 2024 and June 30, 2024, our market capitalization continued to be below the book value of our equity. Management determined that the Company’s book value of equity exceeding its market capitalization represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, the Company first assessed the recoverability of our long-lived assets at the product level at each date. We determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the Company’s long-lived asset groups as of September 30, 2024 and June 30, 2024.

Accordingly, the Company concluded that the long-lived asset groups are fully recoverable and did not recognize any loss on impairment of long-lived assets for the three months ended September 30, 2024 or June 30, 2024.

Restructuring Charges

Restructuring charges were zero for each of the three months ended September 30, 2024 and June 30, 2024, and $3.0 million for the three months ended September 30, 2023. In August 2023, we implemented a reorganization plan of our workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at our headquarters office and the exit of certain leased facilities. We do not expect to recognize any additional restructuring charges related to the Spectrum Reorganization Plan. We expect all cash payments under the Spectrum Reorganization Plan to be completed by the end of 2025.

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023
The following table reflects loss from operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Product sales, net:
ROLVEDON	$44,643	$7,132
INDOCIN products	21,265	76,369
Sympazan	7,927	7,232
Otrexup	6,695	9,222
SPRIX	5,581	6,807
CAMBIA	4,023	6,062
Other products	1,128	4,165
Total product sales, net	91,262	116,989
Royalties and milestone revenue	1,516	1,910
Other revenue	—	185
Total revenues	92,778	119,084
Costs and expenses:
Cost of sales	27,616	17,299
Research and development expenses	2,536	1,819
Selling, general and administrative expenses	53,635	54,680
Change in fair value of contingent consideration	300	(8,124)
Amortization of intangible assets	18,973	22,752
Loss on impairment of intangible assets	—	238,831
Restructuring charges	720	3,034
Total costs and expenses	103,780	330,291
Loss from operations	$(11,002)	$(211,207)
Product Sales, net
ROLVEDON net product sales were $44.6 million for the nine months ended September 30, 2024, compared to $7.1 million for the nine months ended September 30, 2023. The increase of $37.5 million was primarily due the acquisition of Spectrum on July 31, 2024, which resulted in nine months of net product sales being included in the nine months ended September 30, 2024, compared to only two months of net product sales included in the nine months ended September 30, 2023, in addition to higher volume, and partially offset by unfavorable payor mix. Additionally, we expect that the average selling price for ROLVEDON will continue to be negatively impacted for the remainder of 2024 due to higher discounts, chargebacks, and rebates given to our customers.
INDOCIN net product sales for the nine months ended September 30, 2024 were $21.3 million, a decrease of $55.1 million from net product sales of $76.4 million for the nine months ended September 30, 2023, primarily due to lower volume and pricing as a result of the August 2023 approval and launch of generic indomethacin suppositories. In the remainder of 2024, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing generic entrants, expected future generic entrants and other competitive products.
Sympazan net product sales for the nine months ended September 30, 2024 were $7.9 million, an increase of $0.7 million from net product sales of $7.2 million for the nine months ended September 30, 2023, primarily due to favorable payor mix and higher volume.
Otrexup net product sales for the nine months ended September 30, 2024 were $6.7 million, a decrease of $2.5 million from net product sales of $9.2 million for the nine months ended September 30, 2023, primarily due to unfavorable payor mix and lower volume.

SPRIX net product sales for the nine months ended September 30, 2024 were $5.6 million, a decrease of $1.2 million from net product sales of $6.8 million for the nine months ended September 30, 2023, primarily due to lower volume.
CAMBIA net product sales for the nine months ended September 30, 2024 were $4.0 million, a decrease of $2.0 million from net product sales of $6.1 million for the nine months ended September 30, 2023, primarily due to lower volume caused by generic entrants in 2023.
Other net product sales for the nine months ended September 30, 2023 include net product sales for Zipsor of $2.8 million and net product sales for OXAYDO of $1.4 million. As we ceased OXAYDO product sales beginning in September 2023, other net product sales for the nine months ended September 30, 2024 of $1.1 million represent only net product sales of Zipsor.
The decrease in total product sales, net, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, also reflects a year-over-year increase in the amounts charged as a reduction to revenue for sales and return allowances, discounts, chargebacks, and rebates, which is primarily attributed to a shift in product mix with the addition of ROLVEDON and the decrease in product sales of INDOCIN and CAMBIA.

Royalties & Milestone Revenue

We recognized royalties revenue related to the CAMBIA license agreement of $1.5 million for each of the nine months ended September 30, 2024 and 2023.

We recognized no milestone revenue associated with the completion of certain service milestones for the nine months ended September 30, 2024, and $0.5 million and for the nine months ended September 30, 2023.

Cost of Sales

Cost of sales for the nine months ended September 30, 2024 increased $10.3 million from $17.3 million for the nine months ended September 30, 2023 to $27.6 million for the nine months ended September 30, 2024, primarily due an $11.8 million increase in cost of sales related to ROLVEDON, including higher inventory step-up from the Spectrum merger and $1.6 million of inventory write-downs for ROLVEDON for the nine months ended September 30, 2024, partially offset by a decline of $1.2 million in INDOCIN cost of sales due to lower sales volume of that product, and a $0.3 million decrease in cost of sales associated with our other products.

Cost of sales are impacted by both product volume and mix, changes in which will have an impact on Cost of sales recognized by us in future periods. For the remainder of 2024, we expect Cost of sales, as a percentage of sales, to be negatively affected due to changes in product volume and mix when compared to 2023.

Research and Development Expenses

Research and development expenses increased $0.7 million from $1.8 million for the nine months ended September 30, 2023 to $2.5 million for the three months ended September 30, 2024, primarily due to higher costs associated with ongoing clinical activity for ROLVEDON.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million from $54.7 million for the nine months ended September 30, 2023 to $53.6 million for the nine months ended September 30, 2024, primarily due to (i) $8.5 million of transaction-related expenses, primarily legal and professional fees, associated with the Spectrum Merger included in the prior year period, of which there were none in the current year period, (ii) lower non-ROLVEDON costs of $3.0 million, (iii) a $2.6 million decrease in stock-based compensation expense, and (iv) the recognition of a $1.9 million insurance reimbursement in the nine months ended September 30, 2024 for previous opioid-related legal expenses, of which there were none in the prior year period. These decreases were partially offset by (i) costs related to ROLVEDON of $4.6 million, of which there were none in the prior year period, (ii) $6.2 million of higher personnel expenses following the Spectrum Merger, (iii) a net increase of $3.8 million in legal-related expenses, and (iv) $0.4 million of higher corporate costs following the Spectrum merger.

Change in Fair Value of Contingent Consideration

For the nine months ended September 30, 2024 and 2023, we recognized an expense of $0.3 million and a benefit of $8.1 million, respectively, for the change in fair value of contingent consideration. For information regarding the period-on-period change for the nine months ended September 30, 2024 and 2023, see “RESULTS OF OPERATIONS--Comparison of the three months ended September 30, 2024 to the three months ended June 30, 2024 and September 30, 2023—Change in Fair Value of Contingent Consideration” above.

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Amortization of intangible assets—ROLVEDON	$4,550	$3,900
Amortization of intangible assets—INDOCIN	9,876	9,631
Amortization of intangible assets—Sympazan	909	909
Amortization of intangible assets—Otrexup	783	4,133
Amortization of intangible assets—SPRIX	2,855	4,179
Total	$18,973	$22,752

Amortization expense decreased $3.8 million from $22.8 million for the nine months ended September 30, 2023 to $19.0 million for the nine months ended September 30, 2024, primarily as a result of a decrease in amortization expense of $9.2 million attributable to the lower carrying value of intangible assets due to impairment charges recognized in the third and fourth quarters of 2023, partially offset by (i) an increase of $0.6 million due to the additional amortization of the ROLVEDON product rights, acquired in July 2023, and (ii) an increase in amortization expense of $4.8 million, which was due to revisions to decrease the remaining estimated useful life of the INDOCIN product rights intangible assets to 1.3 years as of April 1, 2024.

For information regarding our impairment assessment of the INDOCIN and SPRIX asset groups as of September 30, 2024 and 2023, see “RESULTS OF OPERATIONS—Comparison of the three months ended September 30, 2024 to the three months ended June 30, 2024 and September 30, 2023—Amortization of Intangible Assets” above.

Loss on Impairment of Long-Lived Assets

For information regarding our impairment loss recognized during the nine months ended September 30, 2023, see “RESULTS OF OPERATIONS—Comparison of the three months ended September 30, 2024 to the three months ended June 30, 2024 and September 30, 2023—Loss on Impairment of Long-Lived Assets” above.

Restructuring Charges

Restructuring charges were $0.7 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively. For information regarding our reorganization plan associated with the Spectrum Merger, see “RESULTS OF OPERATIONS—Comparison of the three months ended September 30, 2024 to the three months ended June 30, 2024 and September 30, 2023—Restructuring Charges” above.

The following is a discussion of Other Income (Expense) and Income Tax Provision for the three and nine months ended September 30, 2024 and 2023:

Other Income (Expense)

The following table reflects other income (expense) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Debt-related expenses	$—	$—	$—	$(9,918)
Interest expense	(761)	(752)	(2,276)	(2,625)
Interest income	887	605	2,441	1,713
Other income (expense)	45	(467)	57	(112)
Total other income (expense)	$171	$(614)	$222	$(10,942)

Total other income (expense) changed by $0.8 million from expense of $0.6 million for the three months ended September 30, 2023 to income of $0.2 million for the three months ended September 30, 2024, primarily due to $0.5 million of expense recognized in the three months ended September 30, 2023 for the change in the fair value of a derivative liability associated with an embedded derivative feature of our 2027 Convertible Notes, of which there was none in the current period, and higher interest income due to our investments in short-term investments, which yielded higher investment returns in the three months ended September 30, 2024.

Total other income (expense) changed by $11.2 million from expense of $10.9 million for the nine months ended September 30, 2023, to income of $0.2 million for the nine months ended September 30, 2024, primarily due to debt-related expenses incurred in the prior year, lower interest expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”), and higher interest income due to our investments in short-term investments in the nine months ended September 30, 2024. Debt-related expenses for the nine months ended September 30, 2023 consisted of an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million incurred as a result of the $30.0 million Convertible Note Exchange in the first quarter of 2023, as further described under the heading “Liquidity and Capital Resources” below. There were no similar debt-related expenses in the nine months ended September 30, 2024.

The following table reflects interest expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest payable on 2027 Convertible Notes	$650	$650	$1,950	$2,275
Amortization of debt issuance costs	111	102	326	350
Total interest expense	$761	$752	$2,276	$2,625

Total interest expense for each of the three months ended September 30, 2024 and 2023 was $0.8 million. Total interest expense decreased $0.3 million from $2.6 million for the nine months ended September 30, 2023 to $2.3 million for the nine months ended September 30, 2024, primarily due to a lower principal balance of our outstanding 6.5% Convertible Senior Notes due 2027.

Income Tax Provision

We recorded an income tax expense of less than $0.1 million for the three months ended September 30, 2024, and $0.3 million for the nine months ended September 30, 2024, which represents an effective tax rate of (1.5)% and (3.0)%, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% on current year operations is primarily due to the impact of the valuation allowance and state income taxes. As of September 30, 2024, we concluded that it is not more likely than not that we will realize our net deferred tax asset recorded as of September 30, 2024. As a result, we have recorded a full valuation allowance against our net deferred tax asset as of September 30, 2024.

For the three and nine months ended September 30, 2023, we recorded an income tax expense of $50.7 million and $52.4 million, respectively, which represents an effective tax rate of (22.1)% and (23.6)%, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% was principally due to the impact of the valuation allowance, offset by state taxes, disallowed officer’s compensation, and capital expenses. As part of our valuation allowance assessment as of September 30, 2023, we were no longer able to rely on our projected availability of future taxable income from pre-tax income forecasts. As such, we primarily relied on our reversing taxable temporary differences to assess our valuation allowance, which resulted in recording of the full valuation allowance during the three months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

We have and continue to finance our operations and business development efforts primarily from product sales, private and public sales of equity securities, including convertible debt securities, the proceeds of secured borrowings, the sale of rights to future royalties and milestones, upfront license, milestone and fees from collaborative and license partners.

On August 22, 2022, we issued $70.0 million aggregate principal amount of convertible senior notes which mature on September 1, 2027, and bear interest at the rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023 (the “2027 Convertible Notes”). On February 27, 2023, we completed the Convertible Note Exchange. Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued in a partial settlement of the 2027 Convertible Notes.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of September 30, 2024.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and make the required payments under our debt agreements due for at least the next twelve months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

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
•potential expenses relating to any litigation matters, including relating to Assertio Therapeutics’ recently unsealed qui tam litigation (for which mediation is scheduled for December 2, 2024 following DOJ and Assertio Therapeutics exchanging various settlement offers which have been rejected) and Assertio Therapeutics’ other litigation relating to its prior opioid product franchise for which we have not accrued any reserves in accordance with the relevant accounting guidance;
•potential expenses, including termination expenses, if a decision is made to cease development of Spectrum’s de-prioritized development asset poziotinib; and
•expenditures related to future clinical trial costs.

The inability to raise any additional capital that may be required to fund our future operations, payments due under our debt agreement, or product acquisitions and strategic transactions that we may pursue could have a material adverse effect on the Company.

The following table reflects summarized cash flow activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$14,860	$43,897
Net cash (used in) provided by investing activities	(50,029)	3,336
Net cash used in financing activities	(291)	(35,286)
Net (decrease) increase in cash and cash equivalents	$(35,460)	$11,947

Cash Flows from Operating Activities

Cash provided by operating activities was $14.9 million for the nine months ended September 30, 2024 compared to $43.9 million for the nine months ended September 30, 2023, primarily due to lower net product sales and a change in product mix for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, net loss was $11.1 million compared to a net loss of $274.6 million for the nine months ended September 30, 2023. Excluding the non-cash items impacting the net loss in each period of $28.1 million for the nine months ended September 30, 2024 and $320.6 million for the nine months ended September 30, 2023, the decrease in cash provided by operating activities was driven by a decrease in cash contributions from net product sales and a change in product mix, partially offset by a decrease in net working capital cash used by operations. For the nine months ended September 30, 2024, net working capital cash used by operations of approximately $2.1 million was $0.1 million lower than net working capital cash used in operations of approximately $2.2 million in the same period in 2023, primarily due to lower settlements of accounts payable and other accrued liabilities, lower settlements of accrued rebates, returns and discounts due to the impact of sales product mix as well as timing of settlement, and was partially offset by decreased cash from accounts receivable payments.

Cash flows from operating activities are impacted by, among other things, net product sales, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods, and cash flows from operating activities in future periods may vary significantly from those in prior periods as a result of these factors.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024, was $50.0 million, which consisted of $73.6 million of purchases of short-term investments in highly liquid marketable securities with a maturity date at purchase of more than three months and less than one year, offset by $23.5 million of proceeds from maturities of short-term investments. Cash provided by investing activities for the nine months ended September 30, 2023, was $3.3 million, which consisted of $2.2 million of proceeds from the sale of investments and $2.0 million of net cash acquired in the Spectrum Merger, partially offset by cash paid for the transaction costs incurred with the acquisition of Sympazan and cash paid for purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2024, was $0.3 million, which consisted entirely of cash used for employees’ withholding tax liability upon the vesting of employee stock awards. Cash used in financing activities for the nine months ended September 30, 2023, was $35.3 million, which primarily consisted of (i) a $15.4 million payment for contingent consideration related to INDOCIN, (ii) $10.5 million in cash payments related to the Company’s 2027 Convertible Notes, (iii) $1.1 million of direct transaction cost payments made in connection with the Convertible Note Exchange, and (iv) cash payments related to the vesting and settlement of equity awards, of which $2.6 million related to the cash settlement of the vested performance restricted stock units (“RSUs”), $3.4 million related to the total cash payment of taxes for the net share settlement of the vested performance RSUs, and $1.8 million related to cash used for employees’ withholding tax liability on stock award releases, net of cash received from stock option exercises.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 15. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from (i) Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K; and (ii) Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2024 and June 30, 2024, respectively. There have been no material changes to our risk factors since our Quarterly Report on Form 10-Q for the three months ended June 30, 2024. In addition to other information in this report, the following risk factor, together with the risks and uncertainties referenced above, should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	6,423	$1.34	N/A	N/A
August 1, 2024 - August 31, 2024	1,323	$1.29	N/A	N/A
September 1, 2024 - September 30, 2024	—	$—	N/A	N/A
Total	7,746	$1.33

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

Date: November 12, 2024	ASSERTIO HOLDINGS, INC.

/s/ Brendan P. O’Grady
Brendan P. O’Grady
Chief Executive Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Financial Officer