Form 10-K
period 2024-12-31
Assertio Holdings, Inc.
filed 2025-03-12
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non‑affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Capital Market as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $116.1 million.
The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 7, 2025 was 95,773,083.
Documents Incorporated by Reference`
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2024 fiscal year.

ASSERTIO HOLDINGS, INC.
FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings, Inc. and/or its applicable subsidiary or subsidiaries. Additionally, the use of “Assertio Therapeutics” or “Depomed” refers to Assertio Therapeutics, Inc. and/or its applicable subsidiary or subsidiaries.

Assertio®, Zyla®, Spectrum®, ROLVEDON®, INDOCIN®, Otrexup®, Sympazan®, SPRIX®, and CAMBIA® are trademarks owned by or licensed to Assertio. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners. Such terms, when first mentioned in this Annual Report on Form 10-K, appear with the trade name, trademark or service mark notices and then throughout the remainder of this Annual Report on Form 10-K without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Statements made in this Annual Report on Form 10‑K that are not statements of historical fact are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements can in some cases be identified by words such as “anticipate,” “approximate”, “believe,” “could”, “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “opportunity,” “plan,” “potential,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will” and other similar expressions, or the negative of these words and phrases. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. By their nature, forward-looking statements involve risks and uncertainties because they relate to, and depend on, among other things, events, competitive dynamics and industry change, and economic or other circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not necessarily limited to, those relating to:

•our ability to grow sales and the commercial success and market acceptance of ROLVEDON and our other products, including the coverage of our products by payors and pharmacy benefit managers;

•our ability to successfully develop and execute our sales, marketing and promotion strategies using our sales force and omni-channel promotion model capabilities, including developing and maintaining relationships with customers, physicians, payors and other constituencies;

•the entry and sales of generics of our products and/or other products competitive with any of our products, including, but not limited to, biosimilars and indomethacin suppositories compounded by hospitals and other institutions and a 503B compounder which we believe is violating certain provisions of the Federal Food, Drug and Cosmetic Act;

•the timing and impact of additional generic approvals and uncertainty around the recent approvals and launches of generic INDOCIN products, which are not patent protected and now face generic competition, on our future results of operations, financial condition, and cash flows;

•our ability to successfully identify and execute business development and other strategic transactions;

•our ability to achieve the expected financial performance from products we acquire, as well as delays, challenges and expenses, and unexpected liabilities and costs associated with integrating and operating newly-acquired products, including our expectations around our ability to grow the sales and profitability of ROLVEDON;

•our expectations regarding changes in product volume and mix and the impact those changes may have on our operating results;

•our expectations regarding the recoverability of long-lived assets;

•our expectations regarding industry trends, including pricing pressures and managed healthcare practices;

•our ability to retain executive leadership and key employees;

•the ability of our third-party manufacturers to manufacture adequate quantities of commercially salable inventory and active pharmaceutical ingredients for each of our products on commercially reasonable terms and in compliance with their contractual obligations to us, and our ability to maintain our supply chain which relies on single-source suppliers;

•the outcome of, and our intentions with respect to, any litigation or government investigations, including pending and potential future shareholder litigation relating to the Spectrum Merger and/or the recent approval and launch of generic indomethacin suppositories, opioid-related government investigations and opioid-related litigation, Spectrum’s legacy shareholder and other litigation, and other disputes and litigation including our antitrust and unsealed qui tam litigation for which settlements in principle were reached in the third and fourth quarters, respectively, of 2024, as well as the costs and expenses associated therewith;

•the timing, cost and results of our clinical studies and other research and development efforts, including the extent to which data from the ROLVEDON same-day dosing trial, which was completed in the fourth quarter of 2024, may support our ongoing commercialization efforts;

•our compliance or non-compliance with, or being subject to, legal and regulatory requirements related to the development or promotion of pharmaceutical products in the U.S.;

•the extent to which the current U.S. federal administration may impose or seek to impose leadership, rule and/or policy changes impacting our business, as well as legal challenges and uncertainty around the funding, functioning, regulatory and policy priorities of U.S. federal regulatory agencies;

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

•variations in revenues obtained from commercialization agreements, which may include contingent milestone payments, royalties, license fees and other contract revenues, including non-recurring revenues, and the accounting treatment with respect thereto;

•the estimation, projection or availability of net operating losses or tax credit carryforwards;

•the potential impacts of adverse business and economic conditions including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes in monetary policy, potential U.S. federal government shutdowns, geopolitical conflicts and financial institution instability;

•the potential impacts of changes to U.S. policy, especially in light of recent comments made by the new U.S. federal administration, which may result in changes to existing trade agreements, the imposition of new tariffs (including potential tariffs on imported pharmaceuticals into the U.S.) and greater restrictions on trade generally, as well as support for protectionism and rising anti-globalization sentiment in the U.S. and other countries that may slow global growth;

•the potential impacts of cybersecurity breaches on our compliance with applicable laws, our intellectual property protection and our operations; and
•our common stock regaining and maintaining compliance with The Nasdaq Capital Market’s minimum closing bid requirement of at least $1.00 per share in light of the deficiency notification received on January 22, 2025.

Please refer to “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10‑K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. While the list of factors presented in this Annual Report on Form 10‑K are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Forward-looking statements are made as of the date of this report. Except as required by law, we assume no obligation to update or revise any forward-looking statement after the date of this Annual Report on Form 10‑K, whether as a result of new information, future events, changes in assumptions or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

PART I

ITEM 1.  BUSINESS

Overview

We are a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. Our focus is on supporting patients by marketing products in oncology, neurology, and pain management.

We have built our product portfolio through the acquisition or licensing of approved products, including our lead product, ROLVEDON, which we acquired on July 31, 2023, through a merger with Spectrum Pharmaceuticals, Inc. (“Spectrum”, and the merger with Spectrum the “Spectrum Merger”). ROLVEDON is the first, long-acting myeloid growth factor that has a unique molecular structure that combines a granulocyte colony-stimulating factor (“G-CSF") analog with a Fc fragment of human immunoglobulin G4 (IgG4). ROLVEDON is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients receiving anti-cancer drugs. We believe that ROLVEDON’s profile provides opportunities in both hospitals and community oncology clinics. We are working to identify further opportunities for ROLVEDON commensurate with the successful completion of our same-day dosing clinical study, which was completed in the fourth quarter of 2024.

Sympazan, which we acquired in October of 2022, utilizes clobazam and is indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome (“LGS”) for patients older than two years of age. Sympazan differentiates itself from other clobazam products through its use of PharmFilm® technology to provide clobazam in a convenient film that adheres to the tongue and which may be beneficial for patients that experience trouble swallowing traditional oral clobazam.

Our other products include Otrexup, which was acquired in December 2021, SPRIX and INDOCIN, which were acquired through a merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), and CAMBIA, which was acquired in December 2013.

Our commercial capabilities include marketing through a sales force for ROLVEDON, both a sales force and omni-channel promotional model for Sympazan and an omni-channel promotional model for our other products. This omni-channel sales platform supports Sympazan and our other products through a non-personal promotion model that blends digital channels, remote virtual representatives, and machine learning (“ML”). Key aspects of our commercial model include (i) a patient-centric approach, (ii) differentiated products in oncology, neurology, and pain management that set us apart in a competitive market, (iii) patient/provider services to improve adoption of our products and enhance the overall patient experience, and (iv) increased accessibility, which is vital to reaching a broader patient population. Additionally, our executive leadership team has extensive commercial execution and business development experience that supports our commercial capabilities and our sales force.

Our primary marketed products are:

ROLVEDONTM (eflapegrastim-xnst) injection for subcutaneous use
A long-acting granulocyte colony-stimulating factor (“G-CSF”) with a novel formulation that is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia.

Sympazan® (clobazam) oral film
A benzodiazepine indicated for the adjunctive treatment of seizures associated with LGS in patients aged two years of age or older. Sympazan is the only product to offer clobazam in a convenient film with PharmFilm technology. Sympazan is taken without water or liquid, adheres to the tongue, and dissolves to deliver clobazam.

INDOCIN® (indomethacin) Suppositories	A suppository and oral solution of indomethacin used both in hospitals and out-patient settings. Both products are nonsteroidal anti-inflammatory drugs (“NSAIDs”), indicated for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing methotrexate. Otrexup is a folate analog metabolic inhibitor indicated for the:

• Management of patients with severe, active rheumatoid arthritis (“RA”) and polyarticular juvenile idiopathic arthritis (“pJIA”), who are intolerant of or had an inadequate response to first-line therapy.

• Symptomatic control of severe, recalcitrant, disabling psoriasis in adults who are not adequately responsive to other forms of therapy.
SPRIX® (ketorolac tromethamine) Nasal Spray
A prescription NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at an opioid level. SPRIX is a non-narcotic nasal spray that provides patients with moderate to moderately severe short-term pain relief through a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider.

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

Results Overview

In 2024, we generated $120.8 million of net product sales, compared with $149.5 million in 2023, with ROLVEDON contributing $60.1 million of net product sales. INDOCIN, which prior to 2024 was our highest selling product, generated $26.8 million of net product sales, despite facing generic competition throughout 2024. Sympazan generated $10.5 million of net product sales during 2024.

Our net loss from operations in 2024 was $24.5 million and our comprehensive loss was $21.6 million, compared with net loss from operations of $254.1 million and comprehensive loss of $331.9 million in 2023.

We generated $26.4 million and $49.6 million of operating cash flow during 2024 and 2023, respectively, and our cash, cash equivalents and short-term investments exceeded $100 million as of December 31, 2024. This cash flow and significant cash, cash equivalents and short-term investment balances are expected to enable us to continue to finance our operations and to engage in business development efforts for additional products to add to our portfolio.

Our Business Strategy

Our success depends on our people, our commercial capabilities, our financial position and the opportunities that exist in the marketplace. Our path to commercial success is built upon the following foundations:

•Our people — Our people are the heart of our organization. Their experience, passion, and dedication drive our innovation and growth. We seek to cultivate a culture of excellence that attracts and retains top talent, which supports our efforts to stand at the forefront of pharmaceutical advancements and achieve commercial success.
•Our commercial capabilities — We have developed a commercial team with capabilities in marketing, sales, and distribution to allow us to bring our innovative products to market, with the aim of maximizing their impact and reach. Our commercial organization is comprised of multiple capabilities including marketing through both a sales force and an omni-channel promotion model, market access program through payor contracting, and trade and distribution.
•Our financial position — We believe our financial position supports our ability to fuel long-term growth initiatives, invest in research and pursue strategic acquisitions that complement our strengths.

We believe we are uniquely positioned to leverage these strengths in a rapidly evolving pharmaceutical landscape to create sustainable value for patients, healthcare providers, and shareholders alike.

Our sales force directly markets ROLVEDON. This experienced commercial team seeks to drive value with oncology-specific growth opportunities by building strong relationships with key oncology stakeholders and a focus on all commercial aspects including sales, marketing, national accounts, contracting, market access and field reimbursement.

Sympazan is marketed through both a sales force and an omni-channel sales platform, while our other products are marketed exclusively through our omni-channel sales platform.

We are also actively looking to expand our product portfolio by acquiring additional products, whether through individual product acquisitions, commercialization agreements, licensing or technology agreements and/or business combinations. In evaluating potential products for acquisition or licensing, we primarily seek assets that provide (i) commercial synergies with our current products, with a particular focus on oncology and neurology, (ii) on-market products that have significant remaining patent life or exclusivity, and/or (iii) products that are, or will be, accretive to our operating margins and cash flows. We evaluate potential products, both in development and on-market, that meet these criteria using a disciplined approach and utilize both internal and external resources to assist us in those evaluations. We also remain open to acquiring or licensing medical devices, informatics, or technology.

We have incurred a significant amount of expense on legal matters related to various legal proceedings as further described in “Item 8. Financial Statements and Supplemental Data – Note 8, Commitments and Contingencies.” We intend to vigorously defend ourselves in these legal matters, and seek to manage them in an efficient and cost-effective manner, while working towards a timely resolution.

Customers

    To date, substantially all of our revenues are related to product sales in the U.S. Three large, national wholesale distributors represent the majority of our revenues from net product sales. The following table reflects the percentage of consolidated revenue by customer and the percentage of accounts receivable by customer related to product shipments for the years ended December 31, 2024 and 2023.

	Consolidated Revenue		Accounts Receivable related to product shipments
	For the years ended December 31,		As of December 31,
	2024	2023	2024	2023
Cencora (formerly AmerisourceBergen Corporation)	40%	35%	33%	57%
McKesson Corporation	30%	21%	42%	12%
Cardinal Health	8%	18%	6%	14%
Other significant customer	7%	10%	13%	10%
All others	15%	16%	6%	7%
Total	100%	100%	100%	100%

The changes in the percentage of consolidated revenue by customer and the percentage of accounts receivable related to product shipments by customer for the years ended December 31, 2024 and December 31, 2023 were primarily driven by the impact of change in product mix, including the addition of ROLVEDON as a result of the acquisition of Spectrum on July 31, 2023, which resulted in a full year of ROLVEDON net product sales being included in the year ended December 31, 2024, compared to five months of net product sales included in the year ended December 31, 2023, and the decrease in INDOCIN net product sales due to generic launches. Each wholesale distributor purchases a different amount of each product, therefore the change in product mix impacts the percentage of consolidated revenue and the percentage of accounts receivable related to product shipments by customer.

We sell our products to our customers noted in the table above, who are primarily wholesalers. These wholesalers, in turn, sell our products to their customers, which include, but are not limited to, hospitals, outpatient clinics, and pharmacies. While we generally do not sell directly to the wholesaler’s customers, we build, maintain, and manage relationships with these entities and health care professionals through our sales force and/or omni-channel product promotion model in order to generate demand for our products.

Manufacturing

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. As such, we are dependent on our contract manufacturing partners for timely supply of our products, and our success depends on our ability to maintain good working relationships with our manufacturers.

We are responsible for the supply and distribution of our marketed products. Our approved products are manufactured at contract manufacturing facilities in the U.S., Canada, Italy, and South Korea. We have manufacturing, packaging, and supply agreements with sole commercial suppliers for each of our marketed products and we seek to mitigate potential supply risks for all of our marketed products through inventory management and through exploring additional manufacturers to provide our marketed products. However, in 2024 the manufacturers of certain of our marketed products produced batches of our products that did not meet our quality standards, leading to the loss of salable product, which unfavorably impacted our cost of sales in 2024 due to inventory write-downs. While we have taken steps to mitigate these quality issues, they may continue to impact cost of sales in 2025.

Drug Substances

The active pharmaceutical ingredient (“API”) used in ROLVEDON is eflapegrastim-xnst, which is sourced by our supplier in South Korea. Both INDOCIN oral suspension and suppositories use indomethacin as the API. We currently procure the API used in the INDOCIN oral suspension formulation from one of our suppliers in Italy, while the API used in the INDOCIN suppository formulation is procured from Cosette Pharmaceuticals, Inc. Sympazan uses clobazam as the API, which is procured on a purchase order basis by our supplier from a manufacturer based in Italy. OTREXUP uses methotrexate as the API, which is sourced by our supplier from a manufacturer based in Germany. The API used in SPRIX is ketorolac tromethamine, which we acquire from European-based manufacturers. CAMBIA uses diclofenac potassium as the API, which we source from suppliers in Italy.

Manufacturing Requirements

We, our suppliers, contract manufacturers, and other entities involved in the manufacturing and distribution of approved drugs and biological products are required to comply with certain post-approval requirements and are subject to periodic unannounced inspections by the United States Food and Drug Administration (the “FDA”) and state agencies to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Failure to achieve or maintain cGMP standards for our products would adversely impact their marketability.

We use third-party manufacturers to produce our products in clinical and commercial quantities, and we cannot be certain that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. Additionally, new government requirements regarding manufacturing may be established that could delay or prevent regulatory approval of our products under development.

Intellectual Property

We regard the protection of patents, designs, trademarks, and other proprietary rights that we own as critical to our success and competitive position.

Our Patents and Proprietary Rights

We are either a licensee or owner of U.S. and foreign patents and applications covering ROLVEDON, including patents and applications drawn to its composition of matter, method of manufacture, method of treatment, dosing, and formulation. If not otherwise invalidated, our U.S. patents for ROLVEDON, including any pending patents, expire between 2031 and 2042. We continue to prosecute and pursue patent protection to obtain additional patent coverage on ROLVEDON and its uses. Additionally, we have a biologic exclusivity, referred to as reference product exclusivity, in the U.S. covering ROLVEDON that will expire in 2034.

We are either a licensee or owner of U.S. and foreign patents for certain of our other products, including U.S. patents covering Sympazan through 2040, U.S. patents covering Otrexup through 2030, and U.S. patents covering CAMBIA through 2026. Certain parties who have entered into settlement agreements with us are able to market and have begun marketing generic versions of CAMBIA starting January 2023. We also have U.S. patents directed to the processes of manufacture related to SPRIX through 2029, which excludes any potential patent term adjustments.

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

Collaboration and License Agreements

Searchlight: We have a license agreement with Tribute Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and now Searchlight Pharma, or “Searchlight,” now owned by Apotex Inc.) granting them the rights to commercially market CAMBIA in Canada. Searchlight independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis as well as certain one-time contingent milestone payments upon the occurrence of certain events. We may receive additional one-time contingent milestone payments upon the achievement of scaling twelve-month cumulative sales targets and certain development milestones in the future.

Under the license agreement, our royalties on net sales are reduced upon the launch of a generic version of CAMBIA in Canada. On February 22, 2024, Searchlight commenced a patent infringement action in Canadian federal court against a generic company seeking approval of a generic version of CAMBIA in Canada. On June 9, 2024, Searchlight commenced a second patent infringement action in Canadian federal court against a second generic company seeking approval of a generic version of CAMBIA in Canada. Our royalties from Searchlight’s net sales of CAMBIA in Canada will be reduced if Searchlight’s patent infringement litigations fail to keep the generic companies from launching before the relevant patents expire.

Competition

We face competition from several sources, including pharmaceutical and biotechnology companies, generic drug companies, compounding pharmacies, and medical devices and drug delivery companies. Our sales have been, and will continue to be, impacted by the loss of demand for our products, the lowering of our prices to retain market share for our products, and changes in customer mix (wholesalers, clinics, hospitals).

ROLVEDON is a novel long-acting G-CSF that employs a proprietary technology that is designed to prolong the duration of biologics, reducing the frequency of administration. Currently, one other novel long-acting G-CSF and six biosimilar G-CSFs marketed in the U.S. compete with ROLVEDON. In addition, there is one new molecular entity that has been approved by the FDA but is not currently marketed that may compete with ROLVEDON.

INDOCIN products compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics. There are no patents covering the INDOCIN products and we are facing generic competition for both our INDOCIN suppositories and INDOCIN oral suspension, including a new generic competitor for INDOCIN suppositories that launched in January 2025. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including the FDA relating to indomethacin, which could indicate the development of one or more additional INDOCIN product generics or other formulations of indomethacin. In addition, we also face competition for compounded INDOCIN suppositories from hospitals and other institutions, including a 503B outsourcing facility (commonly referred to as a 503B compounder), which began compounding 100 mg indomethacin suppositories in 2022 in what we believe to be violation of state and federal requirements for new drugs and labeling requirements related to adequate directions for use.

Sympazan competes with other generic and branded products in the treatment of LGS, including clobazam tablets and oral solution options. Competition in the LGS marketplace includes branded and generic anti-seizure medications, surgery, neuromodulations, and changes in diet.

SPRIX competes with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics.

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

Government Regulation

FDA Approval Process

In the U.S., pharmaceutical and biological products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act (the “FDCA”) and, for biological products, the Public Health Service Act, as well as other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA delay or refusal to approve pending New Drug Applications (“NDAs”) or, for biological products, biologics license applications (“BLAs”), or other marketing applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA approval process can be time consuming and cost intensive and companies may, and often do, re-evaluate the path of a particular product or product candidate at different points in the approval and post-approval process, even deciding, in some cases, to discontinue development of a product candidate or take a product off the market.

Preclinical and Clinical Studies

Governmental approval is required of all potential prescription pharmaceutical and biological products prior to the commercial use of those products. The regulatory process takes several years and requires substantial funds. Pharmaceutical product development in the U.S. for a new product or changes to an approved product typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with current good clinical practices, which includes the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol intended to study an investigational new drug formulation must be submitted to the FDA as part of the IND. Additionally, an independent institutional review board at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences.

Marketing Approval and Post-Approval Requirements

FDA approval of an NDA or BLA is required before a product may be marketed in the U.S. Currently, all of our products are approved to be marketed in the U.S. Even for products that have been approved, the FDA may still limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-marketing safety Phase 4 clinical studies be conducted, require surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a Risk Evaluation and Mitigation Strategy (“REMS”), which can materially affect the potential market and profitability of the product. The results of post-marketing Phase 4 clinical studies may cause the FDA to prevent or limit further marketing of a product. After approval, certain changes to the approved product, such as manufacturing changes, new labeling claims, and new indications, are subject to additional requirements and FDA review and approval.

Foreign regulatory approval of a product must also be obtained prior to marketing a product in an international market. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval and the time required for approval may delay or prevent marketing in certain countries. We do not currently have any products that have been approved for marketing outside of the U.S.

Ongoing adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug or biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs and NDA or BLA specifications after approval. Drug and biological product manufacturers and certain of their subcontractors are required to register their establishments with the FDA and obtain licenses from certain state agencies. Registration with the FDA subjects manufacturing facilities to periodic unannounced inspections by the FDA, during which the agency assesses compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting. Accordingly, manufacturers must continue to expend time, money, and training and compliance effort in the areas of production and quality control to maintain compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting requirements. Regulatory authorities may require remediation, withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems or new concerns are subsequently discovered. In addition, other regulatory or enforcement action, including, among other things, warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, civil penalties, and criminal prosecution may be pursued.

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

Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) establishes two abbreviated approval pathways for pharmaceutical products that are in some way follow-on or bioequivalent versions of drugs approved through the NDA process, including (i) the filing of an ANDA, and (ii) obtaining FDA approval under Section 505(b)(2).

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product, active ingredient, or method of use. Upon approval of a drug, each of the listed patents covering the approved drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book”. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient(s) in the same strengths and dosage form, with essentially the same labeling as the listed drug, and that has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA Suitability Petition. The FDA will approve the generic product as suitable for an ANDA if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. Drugs approved under an ANDA are commonly referred to as “generic equivalents” to the listed drug and often can or are required to be substituted by pharmacists fulfilling prescriptions written for the original listed drug.

The ANDA applicant is required to certify or make certain representations to the FDA concerning any patents currently listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) no relevant patent information has been filed, (ii) a listed patent has expired, (iii) a listed patent has not expired but will expire on a particular date and approval is sought after patent expiration, or (iv) a listed patent is invalid, unenforceable or will not be infringed by the marketing of the new product. The ANDA applicant may also submit a statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding a patented method‑of‑use. If the ANDA applicant does not challenge the applicability of the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced NDA product have expired. The ANDA application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the referenced product has expired.

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway to obtain FDA approval for product candidates that represent modifications to formulations or uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference listed drug (“RLD”) and submit its own product-specific data—which may include data from preclinical studies or clinical trials conducted by or on behalf of the applicant—to address differences between the product candidate and the RLD. Unlike an ANDA, this approval pathway does not excuse the sponsor from demonstrating the proposed product candidate’s safety and effectiveness. Rather, the sponsor is permitted to rely to some degree on the FDA’s finding that the RLD is safe and effective, and must submit its own product candidate-specific data of safety and effectiveness to an extent necessary because of the differences between the products. An NDA approved under Section 505(b)(2) may in turn serve as an RLD for subsequent applications from other sponsors.

The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as reference-listed drugs (“RLDs”) for products that are subject of an ANDA or 505(b)(2) application. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity (“NCE”)—a drug that contains no active moiety that has been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During this five-year exclusivity period, the FDA may not accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a paragraph IV certification.

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

The Biologics Price Competition and Innovation Act

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, (collectively, the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act (“BPCIA”), which authorizes the FDA to license a biological product candidate that is biosimilar to or interchangeable with an FDA-licensed biologic through an abbreviated pathway. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being addressed by the FDA.

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

Additionally, the BPCIA establishes procedures by which the biosimilar applicant provides information about its application and product candidate to the reference product sponsor, and by which information about potentially relevant patents may be shared and litigation over patents may proceed in advance of approval. The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the reference product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any product candidates that are biosimilar to the branded product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant's favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, as these substitution practices are governed by state pharmacy law.

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

Third‑Party Payor Coverage and Reimbursement

The commercial success of our products is dependent on the availability of coverage and adequate reimbursement from public (i.e., federal and state government) and private (i.e., commercial) payors. These third‑party payors may deny coverage or reimbursement for a product or therapy, either in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. Also, third‑party payors continue to control costs by limiting coverage through the use of formularies and other cost‑containment mechanisms, and the amount of reimbursement for particular procedures or drug treatments.

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

Some third‑party payors also require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have an adverse effect on our ability to obtain adequate prices for any future product candidates and to operate profitably.

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

In addition, the Inflation Reduction Act of 2022 (“IRA”) contains provisions intended to lower beneficiary drug spending. Beginning in 2023, the IRA enables Medicare to negotiate prescription drug prices with manufacturers of certain high-cost drugs for the first time. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of fifteen additional Medicare Part D drugs that will be subject to price negotiations. To date, none of our products have been selected to be subject to price negotiations. A separate provision requires drug manufacturers to pay rebates to Medicare if their drug prices increase at a higher rate than the rate of inflation (the so-called inflation rebate provision). Additionally, effective since 2024, the IRA eliminated the 5% coinsurance for catastrophic coverage under Medicare Part D; in 2025, the IRA will cap the beneficiary annual out-of-pocket expenditure. These efforts to reduce aggregate beneficiary spending are expected to shift some costs to drug manufacturers.

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

The federal Anti‑Kickback Statute prohibits any person or entity, including a prescription drug manufacturer, or a party acting on its behalf, from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce another to (i) refer an individual for the furnishing of a pharmaceutical product for which payment may be made under a federal healthcare program, such as Medicare or Medicaid (“covered product”); (ii) purchase or order any covered product; (iii) arrange for the purchase or order of a covered product; or (iv) recommend a covered product. This statute has been interpreted broadly to apply to a wide range of arrangements between pharmaceutical manufacturers and others, including, but not limited to, any exchange of remuneration between a manufacturer and prescribers (such as physicians), purchasers, pharmacies, pharmacy benefit managers, formulary managers, group purchasing organizations, hospitals, clinics and other health care providers, and patients. Although there are several statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce referrals, prescribing, purchasing, or recommending covered products may be subject to scrutiny if they do not qualify for an exception or safe harbor.

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

The federal False Claims Act (“FCA”) imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the FCA allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has violated the FCA, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the FCA. Many of these state laws apply where a claim is submitted to any third‑party payor, not merely a federal healthcare program.

There are many potential bases for liability under the FCA. Liability primarily arises when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The FCA has been used to assert liability based on alleged kickbacks and other improper referrals, improperly reported government pricing metrics, such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off‑label uses not expressly approved by FDA in a drug’s label, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws.

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

Controlled Substances

Sympazan, a clobazam lingual film product, is regulated as a Schedule IV controlled substance by the Drug Enforcement Administration (“DEA”). The DEA is the federal agency responsible for domestic enforcement of the Controlled Substances Act of 1970 (“CSA”). The DEA regulates controlled substances as Schedule I, II, III, IV and V substances. Schedule I substances, by definition, have high potential for abuse, no currently accepted medical use in the U.S., and lack accepted safety for use under medical supervision, and may not be marketed or sold in the U.S. except for research and industrial purposes. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

Healthcare Data Privacy and Security Requirements

Our marketing and other data processing activities may be limited by data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, HIPAA and its implementing regulations established standards for “covered entities,” which are certain healthcare providers, health plans and healthcare clearinghouses, regarding the security and privacy of protected health information. While we are not a covered entity under HIPAA, many of our customers are, and this limits the information they can share with us. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) expanded the applicability of HIPAA’s privacy, security, and breach notification standards. Among other things, HITECH makes HIPAA’s security and breach standards (and certain privacy standards) directly applicable to “business associates,” which are entities that perform certain services on behalf of covered entities involving the exchange of protected health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. While we do not currently perform any services that would render us a business associate under HIPAA/HITECH, it is possible that we may provide such services in the future and would be subject to the applicable provisions of HIPAA/HITECH. Finally, we are subject and are likely to be subject in the future to additional state privacy and security laws, regulations and other authorities, specifically including the California Consumer Privacy Act, which may limit our ability to use and disclose identifiable information for various purposes, and may impose requirements related to safeguarding such information, as well as reporting on breaches. While some of the data we process may be exempt from certain of these laws, other data may be covered, requiring compliance.

Human Capital

As of March 7, 2025 we had 58 full‑time employees, all employed in the U.S. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

Our core values are passion, integrity, professionalism, collaboration, and tenacity, which supports our vision of improving lives through better medicine. We believe that our vision and values, in combination with our offering a desirable set of benefits, flexible working environment, and career-enhancing development experiences and initiatives help us to compete for highly-skilled talent. We recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing, and retaining highly-skilled talent that our efficient operating model needs. We also believe we offer competitive compensation for our employees and strongly embrace a pay for performance culture underpinned by our commitment to ethics and compliance.

Our Employee Handbook and Code of Business Conduct and Ethics outline our commitment to inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also a proud equal opportunity employer and cultivate a highly collaborative, fast paced, and entrepreneurial culture.

Corporate Information

The address of our website is http://www.assertiotx.com. We make available, free of charge through our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and other periodic Securities and Exchange Commission (“SEC”) reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC. Website references are provided throughout this document for convenience. The content on the referenced websites does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K.

RISK FACTOR SUMMARY

The following is a summary of the risks more fully described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur.

Risks Related to Commercial Matters
•We may not be able to maintain attractive reimbursement of ROLVEDON through government programs such as Medicare and Medicaid.
•We may not be successful in driving the growth in sales and profitability of ROLVEDON.
•We depend on one qualified supplier for the active pharmaceutical ingredient in each of our products and single source suppliers to manufacture our products.
•Competition from generics has adversely affected and could continue to have further adverse effects on our business.
•Failure to successfully commercialize our other products.
•Commercial disputes may adversely affect the commercial success of our products.
•We may be unable to compete successfully in the pharmaceutical and biological product industry.
•We may be unable to negotiate acceptable pricing or obtain adequate reimbursement for our products.
•We may be impacted by our customer concentration.

Risks Related to Our Regulatory Environment
•We incur significant costs and devote significant management focus on governmental investigations and inquiries, regulatory actions and lawsuits regarding Assertio Therapeutics’ historical commercialization of opioids.
•We are impacted by changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical and biological product industry.
•We may fail to comply with applicable statutes or regulations.
•We may incur significant liability if it is determined that we are promoting or have promoted “off-label” use of our products.
•Healthcare reform may reduce our revenues, increase our expenses and impact our products.
•We are not always able to protect our intellectual property and are subject to risks from liability for infringing the intellectual property of others.

Risks Related to Our Business Development Activities
•We may not succeed in executing business development strategies, strategic partnerships, acquisitions of businesses, products or technologies, and investment opportunities, which will limit our business growth and prospects.
•Strategic transactions that fail to achieve the anticipated levels of revenue, synergies and profit growth will cause our business to suffer.
•Failure to integrate any business, product or technology we acquire.

Risks Related to Our Financial Position
•Our existing capital resources may not be sufficient to fund our future operations or execute attractive product acquisitions and strategic transactions.
•We may be unable to generate sufficient cash flow from our business to make interest payments on and repay our 2027 Convertible Notes.
•We have incurred operating losses in the past and may incur operating losses in the future.
•We have significant amounts of long-lived assets which depend upon future positive cash flows to support the values recorded in our balance sheet.
•We have significant amounts of inventory which are stated at the lower of cost or net realizable value. We have recognized inventory write off charges in the past and may recognize write-off charges in the future.
•Our financial results are impacted by management’s assumptions and use of estimates.
•We may not be able to adequately insure ourselves from product liability losses and other litigation liability.

Risks Related to Future Product Development
•Future product candidates may not be approved for marketing or, if approved, may not achieve market acceptance.
•We customarily depend on third-party contract research organizations, clinical investigators and clinical sites to conduct clinical trials with regard to product candidates, and we may not obtain necessary regulatory approvals.
•We are subject to risks associated with New Drug Applications we submit under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act.

Risks Related to Share Ownership
•Our common stock may be delisted from The Nasdaq Capital Market if we are unable to regain and maintain compliance with its continued listing standards.
•The market price of our common stock historically has been volatile.
•We are subject to risks from future proxy fights or the actions of activist shareholders.
•We are subject to risks related to unsolicited takeover attempts in the future.
•Conversions of the 2027 Convertible Notes or future sales of our common stock could adversely impact the prices of the 2027 Convertible Notes and common stock.

Risks Related to our Corporate Organization and General Business Risks
•Our success is dependent in large part upon continued services of our executive management team.
•Our corporate structure may not prevent veil piercing.
•We may be unable to satisfy regulatory requirements relating to internal controls.
•Business interruptions can adversely impact our ability to operate our business.
•Data breaches and cyber-attacks can adversely impact our ability to operate our business.
•Macroeconomic conditions can impact our business and operations.
•The use of new and evolving technologies may pose security and other risks to our sensitive data, and we may be exposed to reputational harm, other adverse consequences, and liability.

ITEM 1A.  RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, please consider the following discussion of factors that make an investment in our securities risky. The risks or uncertainties described in this Annual Report on Form 10‑K can materially and adversely affect our business, reputation, stock price, results of operations, cash flows or financial condition. The risks and uncertainties described below have been grouped under general risk categories, one or more of which categories may be applicable to the risk factors described. The risks and uncertainties described in this Annual Report on Form 10‑K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that can harm our business, reputation, stock price, results of operations, cash flows, or financial condition. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

Risks Related to Commercial Matters

Sales of ROLVEDON depend on coverage and reimbursement from third-party payors and a failure to obtain or a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.

Sales of ROLVEDON are dependent on the availability and extent of coverage and reimbursement, or level of reimbursement, from third-party payors, including government programs and private insurance plans. Governments and private payors may regulate prices, reimbursement levels and/or access to our products to contain costs or to affect levels of use. We rely in large part on the reimbursement of ROLVEDON through government programs such as Medicare and Medicaid in the U.S., and a failure to obtain or a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations. Failure to obtain, or a reduction in, coverage and/or reimbursement for our products may also lead to patients having to pay more or pay entirely out-of-pocket for ROLVEDON. If patients are unwilling to pay more or entirely out-of-pocket for ROLVEDON as a result of a reduction in, or lack of, coverage or reimbursement, it could have a material adverse effect on our product sales, results of operations, and cash flows. Further, a substantial portion of our ROLVEDON business relies on reimbursement to customers by the U.S. federal government at ROLVEDON’s Medicare Part B Average Sales Price (“ASP”), which declines based on discounts and other pricing concessions made by manufacturers. These discounts and other pricing concessions are necessary to remain competitive in the long-acting G-CSF market.

A substantial portion of our ROLVEDON business relies on reimbursement from the U.S. federal government under Medicare Part B coverage. Most of our products furnished to Medicare beneficiaries in both a physician office setting and hospital outpatient setting will be reimbursed under ASP payment methodology. ASP-based reimbursement of ROLVEDON under Medicare may be below, or could fall below, the cost that some medical providers pay for such products, which could materially and adversely affect sales of ROLVEDON. We also face risks relating to the reporting of pricing data that affect the U.S. reimbursement of and discounts for our products. ASP data are calculated by the manufacturer based on a formula defined by statute and regulation and are then submitted to the Centers for Medicare and Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, on a quarterly basis.

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

If we are not successful in driving the growth in sales and profitability of ROLVEDON, our business, financial condition and results of operations will be materially and adversely affected.

In 2024, ROLVEDON became our lead product. As a result, there is greater focus on ROLVEDON sales and profitability for the Company going forward. Any failure to successfully grow or maintain sales and profitability of ROLVEDON could have a material and adverse impact on our business. If the markets or patient subsets that we are targeting are not as significant as we estimate, or if we are unable to maintain and grow our market share or are unable to maintain or expand our pricing, we may not generate significant growth in revenues from sales of ROLVEDON. The commercial success of ROLVEDON will depend on a number of factors, including the following:

•our ability to successfully develop and execute a commercial strategy focusing on clinics and hospitals;
•patient demand for ROLVEDON;
•the extent to which the results from the ROLVEDON same-day dosing trial is recognized in National Comprehensive Cancer Network guidelines, which may support or enhance our commercialization efforts;
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

We depend on one qualified supplier for the API in each of our products, and we depend on third parties that are single source suppliers to manufacture our products. Insufficient availability of our products, the API or other raw materials necessary to manufacture our products, or the inability of our suppliers to manufacture and supply our products on commercially reasonable terms, will adversely impact our sales and/or margins upon depletion of our API and product inventories.

We have one qualified supplier for the API in each of our products and have single source suppliers for the manufacture of our products. We do not have, and we do not intend to establish in the foreseeable future, internal commercial-scale manufacturing capabilities. Rather, we intend to use the facilities of third parties to manufacture products for commercialization and clinical trials. Our dependence on third parties for the manufacture of our products and any future product candidates may adversely affect our ability to obtain such products on a timely or competitive basis, if at all. Any stock out, quality concern or failure to obtain sufficient supplies of our products, or the necessary APIs, excipients or components, from our suppliers, including as a result of disruptions to supplier operations resulting from factors such as supply chain delays, public health emergencies, climate events or political unrest, or failures by us to satisfy minimum order requirements due to declines in product demand or otherwise, would adversely affect our business, results of operations and financial condition.

We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. The manufacturing process for pharmaceutical products is highly regulated, and regulators may from time to time shut down manufacturing facilities that they believe do not comply with their regulations.

Our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver adequate supplies of our products to our customers on a timely basis and on commercially reasonable terms, or to conduct clinical trials, could be adversely affected. For example, in October 2023, Spectrum’s drug product manufacturer for ROLVEDON demanded a significant price increase despite fixed pricing provisions in Spectrum’s supply agreement through the latter half of 2025. We have renegotiated supply to meet our demands into 2027 and had to accept higher prices than were previously contracted for, but have no assurance our supplier will not make further demands that may impact future supply or have a material adverse impact on our business. We are in pricing negotiations with the drug product manufacturer under the supply agreement to set pricing after the fixed pricing provision ends. Additionally, although we have fixed pricing with our contract manufacturer for INDOCIN suppositories through July 2028, we understand the API provider to our INDOCIN contract manufacturer has demanded a significant price increase to continue supplying API to our contract manufacturer on a purchase order basis.

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

A number of our products, including the INDOCIN products and Cambia, are facing competition from generics, which adversely affects our business. Approval of additional generic versions of our products would have a further adverse effect on our business.

Under the FDCA, the U.S. Food and Drug Administration (“FDA”) can approve an abbreviated new drug application (“ANDA”) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

There are no patents covering our INDOCIN products (which accounted for 21% and 57% of our revenue in 2024 and 2023, respectively), which allows a generic drug company to introduce a generic alternative for these drugs at any time. Generic versions of our INDOCIN products have been approved and launched, including one in January 2025, and as a result, we are currently facing competition from these generics. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including the FDA relating to indomethacin, which could indicate the development of one or more additional INDOCIN product generics or other formulations of indomethacin and, as a result, we could face competition from additional generics. As a result of the generic competition, we have lost significant market share and have had to provide pricing concessions to certain customers of INDOCIN products.

In addition, we also face competition for INDOCIN products from hospitals and other institutions, including a 503B outsourcing facility (commonly referred to as a 503B compounder), which began compounding 100 mg indomethacin suppositories in 2022 in what we believe to be violation of state and federal requirements for new drugs and labeling requirements related to adequate directions for use. For a 503B compounder to qualify for exemptions from these state and federal requirements, the 503B compounder must meet certain conditions set forth in Section 503B of the FDCA. We believe that the 503B compounder compounding 100 mg indomethacin suppositories does not meet these conditions. While indomethacin it is included on the FDA’s Category 1 list of bulk substances it is evaluating, it is not on the FDA’s list of bulk substances for which there is a clinical need and INDOCIN suppositories are not on the FDA’s drug shortage list either. We also believe that the 100 mg indomethacin suppositories being compounded are essentially a copy of our FDA-approved INDOCIN suppositories. We cannot guarantee that we will be successful in causing the 503B compounder to discontinue sales of its unapproved indomethacin suppository product. We filed an unfair competition lawsuit in the U.S. District Court (Southern District of Texas) against this 503B compounder, which was dismissed on September 27, 2023. We have appealed to the Fifth Circuit Court of Appeals. The appeal is fully briefed and argued, and we are awaiting a ruling from the court.

With respect to CAMBIA, which accounted for 4% and 5% of our revenue in 2024 and 2023, respectively, generic versions of this product have been approved and launched in the U.S. and as a result, we currently face competition from generic versions of CAMBIA. On February 22, 2024, our partner Searchlight, which commercializes a specific formulation of CAMBIA in Canada, commenced a patent infringement action in Canadian federal court against a generic company seeking approval of a generic version of CAMBIA in Canada. On June 9, 2024, Searchlight commenced a second patent infringement action in Canadian federal court against a second generic company seeking approval of a generic version of CAMBIA in Canada. Under our license agreement with Searchlight, we are obligated to reimburse Searchlight for a portion of its litigation expenses, which has and is expected to continue to reduce our quarterly royalties during the litigation. Our royalties from Searchlight’s net sales of CAMBIA in Canada will be further adversely impacted if Searchlight’s patent infringement litigations fail to keep the generic companies from launching before the relevant patents expire.

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

If we are not successful in commercializing our other products, our business, financial condition and results of operations will be materially and adversely affected.

We currently utilize an omni-channel product promotion model for all of our products except for ROLVEDON. We utilize both a sales force and an omni-channel product promotion model for Sympazan. Our reliance on our omni-channel model to promote our products may be less successful than in-person promotion. If we are unable to successfully achieve or perform these functions, including our capabilities to market products through both a sales force and an omni-channel promotion model, we will not be able to maintain or increase our revenues and our business, financial condition and results of operations will be materially and adversely affected.

In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from our products depends on a number of factors, including, but not limited to, our ability to:

•develop and execute our sales, marketing and promotion strategies for our products using our capability to market products through both a sales force and an omni-channel promotion model;
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

Our commercialization, collaborative and/or licensing arrangements may give rise to disputes over commercial terms, contract interpretation and ownership or protection of our intellectual property and may adversely affect the commercial success of our products.

We currently have, or have had in the past, collaboration or license arrangements with a number of companies, including commercialization or collaborative arrangements, some of which have been based on less definitive agreements, such as memoranda of understanding, material transfer agreements, options or feasibility agreements.
Commercialization, collaborative and licensing arrangements are generally complex and can give rise to disputes regarding the relative rights, obligations and revenues of the parties, including the ownership of intellectual property and associated rights and obligations. Such disputes have arisen in the past from time to time and, if they arise again could delay collaborative research, development or commercialization of potential products, and can lead to lengthy, expensive litigation or arbitration. The terms of such arrangements may also limit or preclude us from commercializing products or technologies developed pursuant to such collaborations. Additionally, the commercialization, collaborative or licensing partners under these arrangements might breach the terms of their respective agreements or fail to maintain, protect or prevent infringement of the licensed patents or our other intellectual property rights by third parties. Moreover, negotiating commercialization, collaborative and/or licensing arrangements may cause us to enter into less favorable agreement terms that delay or defer recovery of our development costs and reduce the funding available to support key programs. Any failure by our commercialization, collaborative, or licensing partners to abide by the terms of their respective agreements with us (including their failure to accurately calculate, report or pay any royalties payable to either us or a third party or their failure to repay, in full or in part, either any outstanding receivables or any other amounts for which we are entitled to reimbursement) may adversely affect our results of operations.

We are not always able to enter into commercialization, collaborative or licensing arrangements on acceptable terms, which can harm our ability to develop and commercialize our current and potential future products and technologies. Other factors relating to collaborations that may adversely affect the commercial success of our products include:
•any parallel development by a commercialization or collaborative partner of competitive technologies or products;
•arrangements with commercialization or collaborative partners that limit or preclude us from developing products or technologies;
•failure by a commercialization or collaborative partner to devote sufficient resources to the development and commercial sales of products using our current and potential future products and technologies; or
•premature termination of a commercialization or collaboration agreement or the inability to renegotiate existing agreements on favorable terms.

Our commercialization, collaborative or licensing arrangements do not necessarily restrict our commercialization, collaborative or licensing partners from competing with us or restrict their ability to market or sell competitive products. Our current and any future commercialization, collaborative or licensing partners may pursue existing or other development-stage products or alternative technologies in preference to those being commercialized or developed in collaboration with us.

In addition, contract disputes with customers or other third parties may arise from time to time. Our commercialization, collaborative, or licensing partners, or customers or other third parties, may also terminate their relationships with us or otherwise decide not to proceed with the development, commercialization or purchase of our products.

We and our commercial partners may be unable to compete successfully in the pharmaceutical and biological product industry.

Competition in the pharmaceutical and biological product industry is intense and we expect competition to increase. Competing products currently under development or developed in the future may prove superior to our products. These products under development, along with currently approved and marketed products, may achieve greater commercial acceptance than our products. Most of our principal competitors have substantially greater financial, sales, marketing, personnel and research and development resources than we and our commercial partners do.

ROLVEDON is a novel long-acting G-CSF that employs a proprietary technology that is designed to prolong the duration of biologics, reducing the frequency of administration. Currently, one other novel long-acting G-CSF and six biosimilar G-CSFs marketed in the U.S. compete with ROLVEDON. In addition, there is one new molecular entity that has been approved by the FDA but is not currently marketed that may compete with ROLVEDON.

INDOCIN products compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics.

Sympazan competes with other generic and branded products in the treatment of LGS, including clobazam tablets and oral solution options. Competition in the LGS marketplace includes branded and generic anti-seizure medications, surgery, neuromodulations, and changes in diet.

SPRIX competes with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics. We face and will continue to face competition from other companies in the pharmaceutical, medical devices and drug delivery industries with respect to SPRIX and INDOCIN products.

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
Third-party payors frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payors from price increases above a specified annual limit. We have agreed to provide such discounts and rebates to certain third-party payors, and expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third-party payors to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third-party payors may increase their leverage in negotiations with pharmaceutical companies. If we are forced to provide additional discounts and rebates to third-party payors to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third-party payors or wholesalers do not accurately and timely report the eligibility and utilization of our products under discounted programs, our reserves for rebates or other amounts payable to third-party payors may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products. Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payor will pay for the product once coverage is approved. Third-party payors have in the past and may in the future limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, including one or more of our products. Any third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations. In addition, any third-party payor decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.

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

Risks Related to Our Regulatory Environment
Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to Assertio Therapeutics’ historical commercialization of opioids can adversely affect our business, financial condition and results of operations.

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state and local regulatory and governmental agencies, as well as increased legal action brought by state and local governmental entities and private parties. For example, Assertio Therapeutics is currently named as a defendant, along with numerous other manufacturers and distributors of opioid drugs, in multiple lawsuits alleging common-law and statutory causes of action for alleged misleading or otherwise improper marketing and promotion of opioid drugs. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies.”

In March 2017, Assertio Therapeutics received a letter from Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Assertio Therapeutics has also received subpoenas or civil investigative demands focused on historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding our historical sales and marketing of opioid products. In addition, the California Department of Insurance (“CDI”) has issued a subpoena to Assertio Therapeutics seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also sought information on Gralise, a non-opioid product which Assertio Therapeutics divested to Alvogen in 2020. Assertio Therapeutics has also received subpoenas from the DOJ and the New York Department of Financial Services seeking documents and information regarding its historical sales and marketing of opioid products. We have also received a subpoena from the New York Attorney General in May 2023, pursuant to which the New York Attorney General is seeking information concerning the historical sales and marketing of former opioid products (Lazanda, NUCYNTA, NUCYNTA ER, and OXAYDO) by Assertio Therapeutics and Zyla. The Company from time to time receives and complies with subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners. The Company is cooperating with the foregoing governmental investigations and inquiries.

These and other governmental investigations or inquiries, as well as lawsuits, in which we are and may become involved may result in additional claims and lawsuits being brought against us by governmental agencies or private parties. It is not possible at this time to predict either the outcome or the potential financial impact of the opioid-related lawsuits mentioned above, any governmental investigations or inquiries of us or any lawsuits or regulatory responses that may result from such investigations or inquiries, settlements of any of the matters discussed above, or otherwise. It is also not possible at this time to predict the additional expenses related to such ongoing opioid-related litigation and investigations, which may be significant. The initiation of any additional investigation, inquiry or lawsuit relating to us, the costs and expenses associated therewith, or any assertion, claim or finding of wrongdoing by us, could:

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

The manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation. Changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, including the opioid market, could adversely affect our business and our ability to commercialize our products, thereby adversely affecting our financial condition and results of operations. For example, various federal and state governmental entities, including the U.S. Department of Justice (“DOJ”) and a number of state attorneys general, have launched investigations into the marketing and sales practices of pharmaceutical companies that market or have marketed opioid and non-opioid pain medications, including us. For instance, we have received subpoenas or civil investigative demands from the DOJ, several state attorneys general, the New York Department of Financial Services and other state regulators seeking documentation and information in connection with Assertio Therapeutics’ historical sales and marketing of opioid products. Any negative regulatory request or action taken by a regulatory agency, including the FDA, with respect to our products could adversely affect our ability to commercialize such products or otherwise adversely affect our business, results of operations, and financial condition and may result in increased administrative costs in responding to government inquiries. In addition, the recent change in U.S. federal administration has led and is expected to continue to lead to changes in the leadership of various U.S. federal regulatory agencies and changes or proposed or threatened changes to U.S. federal government policy that have led to, in some cases, legal challenges as well as uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations. U.S. federal government policy changes have included seeking to temporarily broadly halt federal funding, seeking to aggressively downsize the U.S. federal government’s workforce and instructing federal agencies to re-prioritize or to cease operating or enforcing certain laws or regulations. We are unable to predict the extent to which the current U.S. federal administration may impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. Any such changes could impose additional costs, require the attention of senior management or result in other changes to or limitations on our business. For example, the Department of Government Efficiency, an executive administrative agency established by executive order of President Trump, reportedly has been provided access to key payment and contracting systems at CMS to look for opportunities for more effective and efficient use of resources. If the U.S. federal administration imposes or seeks to impose policy changes to the administration of government health programs at CMS, including Medicare and Medicaid, it may impact our ability to obtain acceptable pricing or adequate reimbursement for our products from such government health programs and our business could be adversely affected.

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

Our products, including the marketing of our products, is subject to substantial regulation in the U.S. and any failure by us or our commercial and collaborative partners to comply with applicable statutes or regulations can adversely affect our business.

Our current marketing activities associated with our products, as well as marketing activities related to any other products that we may acquire, or for which we or our collaborative partners obtain regulatory approval, are and will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical and biological products. The FDA regulates post-approval promotional labeling and advertising to ensure that they conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal healthcare program anti-kickback statute (“Anti-Kickback Statute”) prohibits giving things of value to induce the prescribing or purchase of products that are reimbursed by federal healthcare programs, such as Medicare and Medicaid. Our arrangements and practices may not, in every case, meet all criteria for applicable exceptions and/or safe harbors for the Anti‑Kickback Statute, and thus would not be immune from prosecution under the statute. Additionally, the Anti‑Kickback Statute and similar state laws are subject to differing interpretations and may contain ambiguous requirements or require administrative guidance for implementation. Finally, some of the safe harbor rules are currently under review for potential revision and may be revised in the future. Given this, our activities could be subject to the penalties under the Anti-Kickback Statute and similar authorities. In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Under these laws, in recent years, the federal government has brought claims against drug manufacturers alleging that certain marketing activities caused false claims for prescription drugs to be submitted to federal programs. Many states have similar statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, and, in some states, such statutes or regulations apply regardless of the payor.
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

We are subject to numerous ongoing regulatory requirements and continual review with respect to products that have obtained regulatory approval. In addition, the discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of approved products are also subject to ongoing regulation and inspection, including compliance with FDA regulations governing cGMP. The FDCA, the Public Health Services Authority, the Controlled Substance Act of 1970 and other federal and foreign statutes and regulations govern and influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In addition, we and our partners are also subject to ongoing DEA regulatory obligations, including annual registration renewal, security, record keeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. The failure to comply with these regulations could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, non-renewal of marketing applications or authorizations or criminal prosecution, which could adversely affect our business, results of operations and financial condition.

We are also required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns could result in labeling changes, recalls, market withdrawals or other regulatory actions. Recalls may be issued at our discretion or at the discretion of the FDA or other empowered regulatory agencies.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of our products.

Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that are not consistent with those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services, the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any of the investigations of the DOJ, the attorneys general identified above, and the State of California Department of Insurance (“CDI”), as well as the actions filed by states and municipalities against us, result in a finding that we engaged in wrongdoing, including sales and marketing practices for our former, current and/or future products that violate applicable laws and regulations, we would be subject to significant liabilities. Such liabilities would damage our reputation, divert management’s attention from our business operations, and harm our business, financial condition and results of operations. For additional information regarding potential liability, see also “ – Governmental investigations and inquiries, regulatory actions and lawsuits brought against us by government agencies and private parties with respect to Assertio Therapeutics’ historical commercialization of opioids can adversely affect our business, financial condition and results of operations.”

Healthcare reform can reduce our revenues, increase our expenses and adversely affect the commercial success of our products.

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

In addition, the IRA contains provisions intended to lower beneficiary drug spending. The IRA enables Medicare to negotiate prescription drug prices with manufacturers of certain high-cost drugs for the first time. A separate provision requires drug manufacturers to pay rebates to Medicare if their drug prices increase at a higher rate than the rate of inflation (the so-called inflation rebate provision). Additionally, beginning in 2024, the IRA eliminates the 5% coinsurance for catastrophic coverage under Medicare Part D; in 2025, the IRA will cap the beneficiary annual out-of-pocket expenditure. These efforts to reduce aggregate beneficiary spending are expected to shift some costs to drug manufacturers. However, actions by the new administration in the U.S. may spark uncertainty for the IRA. Although a full repeal of the IRA may be unlikely due to its budgetary impact, the new U.S. administration could change some of the IRA provisions, including Medicare drug price negotiations.

In addition, while we are not currently engaged in a significant number of clinical trials at this time, if that changes and we are unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a Diversity Action Plan (“DAP”) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

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
Our ability to develop our technologies and to make commercial sales of products using our technologies also depends on not infringing other patents or intellectual property rights. We are not aware of any such intellectual property claims directly against us. However, the pharmaceutical industry has experienced extensive litigation regarding patents and other intellectual property rights. Patents issued to third parties in the future could be asserted against us, although we believe that we do not infringe any valid claim of any patents. If claims concerning any of our products were to arise and it was determined that these products infringe a third party’s proprietary rights, we or our commercial partners could be subject to substantial damages for past infringement or could be forced to stop or delay activities with respect to any infringing product, unless we or our commercial partner, as applicable, can obtain a license, or our product may need to be redesigned so that it does not infringe upon such third party’s patent rights, which may not be possible or could require substantial funds or time. Such a license may not be available on acceptable terms, or at all. Even if we, our collaborators or our licensors were able to obtain a license, the rights may be nonexclusive, which could give our competitors access to the same intellectual property. In addition, any public announcements related to litigation or interference proceedings initiated or threatened against us, even if such claims are without merit, could cause our stock price to decline.

Risks Related to Our Business Development Activities

Our success is dependent on our ability to successfully execute business development strategies, strategic partnerships, acquisitions of businesses, products or technologies, and investment opportunities to build and grow for the future. Failure to do so will limit our business growth and prospects.

Over the past several years, we have actively pursued and executed several opportunistic business development and strategic transactions designed to grow our revenues and profits and improve our balance sheet, with varying levels of success. Successfully identifying and executing on such business development and strategic transactions is not easily achievable and depends on several factors, including, but not limited to, the availability and willingness of other parties to transact on terms we find attractive and our ability to fund such transactions from our existing cash flows or raise funds from third parties. If we are unable to find attractive opportunities, finance them and successfully execute and integrate such acquisitions, our business growth and prospects will be adversely impacted.

An important element of our business strategy is to actively seek to acquire products, technologies or companies and to in-license or seek co-promotion rights to additional products. In the past, we have acquired ROLVEDON, Otrexup, Sympazan, CAMBIA, the INDOCIN products, SPRIX, NUCYNTA and NUCYNTA ER (both NUCYNTA products were subsequently divested to Collegium in February 2020). We cannot be certain that we will be able to successfully identify, pursue, finance and complete any future acquisitions or whether we would be able to successfully integrate or develop any acquired business, product or technology, successfully commercialize and realize the anticipated benefits from acquired products or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

In addition, if our executive management team is not able, in a timely manner, to develop, implement and execute successful business development strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected, and the existing business may be required to take further steps to reduce its costs at some point in time. It may take time for our executive management team, despite their significant industry-related experience, to develop, implement and execute our business strategies and plans.

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

We seek to engage in strategic transactions with third parties, such as product acquisitions, strategic partnerships, joint ventures, business combinations or divestitures. We face significant competition in seeking potential strategic partners and transactions, and the negotiation process for acquiring any product or engaging in strategic transactions can be time-consuming and complex. Engaging in strategic transactions, such as acquisitions of product rights, businesses combinations and divestitures, and commercialization arrangements, have in the past and may in the future require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pose integration challenges and fail to achieve the anticipated results or synergies or distract our management and business, which may harm our business.
As part of an effort to acquire a product or company or to enter into other strategic transactions, we conduct due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. However, it is not possible to ascertain, evaluate and accurately assess all potential risks, which may impact our ability to realize the intended advantages of the transaction. We also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such as those described above, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, independent actions of or financial position of our collaborative partners, litigation or other events, could adversely affect our business, results of operations and financial condition.

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
•integrate and unify the offerings and services available to customers;
•integrate the owned and licensed technologies from third parties;
•integrate personnel from the acquired business;
•combine our and the acquired business’ operations and corporate functions, if any;
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
•harmonize our and the acquired business’ operating practices, compensation programs, internal controls and other policies, processes and procedures;
•manage the transition and migration of all commercial, financial, legal, clinical, regulatory and other pertinent information relating to any acquired business, product or technology;
•identify and eliminate redundant and underperforming functions and assets;
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

Risks Related to Our Financial Position

Our existing capital resources may not be sufficient to fund our future operations or product acquisitions and strategic transactions that we may pursue.

We fund our operations primarily through revenues from product sales and do not have any committed sources of capital. To the extent that our existing capital resources and revenues from ongoing operations are insufficient to fund our future operations, including our litigation-related costs, product acquisitions and strategic transactions that we may pursue, we will have to raise additional funds through the sale of our equity securities, through additional debt financing, from development and licensing arrangements and/or from the sale of assets. We may be unable to raise such additional capital on a timely basis and on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations. Our indebtedness could limit our ability to incur additional debt to fund our operations.

We have significant indebtedness under our 6.5% Convertible Senior Notes, which mature on September 1, 2027 with interest payable semi-annually in arrears on March 1 and September 1 of each year (the “2027 Convertible Notes”). Holders of the 2027 Convertible Notes will have the right to require us to repurchase their 2027 Convertible Notes for cash upon the occurrence of a “fundamental change,” as defined in the indenture for the 2027 Convertible Notes, and we may elect to settle all or a portion of the conversion obligation of the 2027 Convertible Notes in cash. Our ability to make scheduled payments of the principal of, to pay interest on, to offer to repurchase the 2027 Convertible Notes upon a fundamental change as defined in the indenture for the 2027 Convertible Notes, or to refinance the 2027 Convertible Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Any failure to generate sufficient cash flow to satisfy our obligations under the 2027 Convertible Notes or any future indebtedness could lead to a default under the 2027 Convertible Notes or such indebtedness.

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

We have incurred net losses in many of the years of our existence, including in the past two years. We may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

We have significant amounts of long-lived assets which depend upon future positive cash flows to support the value recorded in our balance sheet. We have recognized impairment charges in the past and may recognize impairment charges in the future should actual financial results differ materially from our projections.

Our consolidated balance sheet contains significant amounts of long-lived assets, including intangible assets representing the product rights which we have acquired. We review the carrying value of our long-lived assets when indicators of impairment are present, as was the case in the third quarter and fourth quarter of 2023 and in each quarter of 2024. Conditions that could indicate impairment of long-lived assets include, but are not limited to, our market capitalization declining below the book value of our equity, a significant adverse change in market conditions, significant competing product launches by our competitors, significant adverse change in the manner in which the long-lived asset is being used, and adverse legal or regulatory outcomes.

During each of the three months ended December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, we determined that the book value of our equity exceeded our market capitalization, which management determined represented an indicator of impairment with respect to our long-lived assets. Applying the relevant accounting guidance, management first assessed the recoverability of our long-lived assets at the product level at each date. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, we estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at each impairment testing date. We then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at each date.

For the assessment performed for the three months ended December 31, 2024, we determined that the estimated undiscounted cash flows and fair value of the Otrexup asset group were less than its carrying value and recognized an impairment loss for this asset group of approximately $5.2 million, reducing its carrying value to zero. For all of our other asset groups, the estimated undiscounted cash flows exceeded their carrying amounts, and we concluded that the other asset groups were fully recoverable and no adjustment to the carrying values was required.

For the assessments performed for each of the three months ended September 30, 2024, June 30, 2024 and March 31, 2024, we determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the long-lived asset groups at each impairment testing date. Accordingly, we concluded that the long-lived asset groups were fully recoverable and no adjustment to their carrying values was required.

During each of the three months ended December 31, 2023 and September 30, 2023, we performed an assessment of the recoverability and impairment of our long-lived assets as a result of the book value of our equity exceeding our market capitalization, which management determined represented an indicator of impairment. Similar to each of the assessments performed in each quarter of 2024, for the three months ended December 31, 2023 management assessed the recoverability of our long-lived assets at the product level at that date. For the three months ended September 30, 2023, management assessed the recoverability of our long-lived assets at the entity level. In each case, management determined that the fair value of the identified asset group was not fully recoverable and was less than each of their carrying values and recognized an impairment loss for the asset group. For the three months ended December 31, 2023, we recognized an impairment loss for the INDOCIN and Otrexup product asset groups of approximately $36.0 million and $4.8 million, respectively. For the three months ended September 30, 2023, management concluded that the fair value of the entity level asset group was less than its carrying value and recognized an impairment loss of approximately $238.8 million, which was allocated to the intangible assets of the group.

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

We have significant amounts of inventory which are stated at the lower of cost or net realizable value. We have recognized inventory write off charges in the past and may recognize write-off charges in the future.

Inventories are stated at the lower of cost or net realizable value, with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. We review for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and projected demand, as well as inventory that may not be salable because it does not meet our quality standards. We write down the value of potentially excess, dated or obsolete inventory, or inventory with quality issues impacting its salability, when evidence of these conditions exist. For the years ended December 31, 2024 and 2023, we recognized $9.0 million and $3.3 million of inventory write-downs, respectively. We may recognize inventory write-downs in the future based on changes in projected demand, continuing quality issues and/or other factors that we are not yet aware, any of which could have an adverse effect on our financial condition, results of operations or cash flows.

Our financial results are impacted by management’s assumptions and use of estimates.

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Additionally, estimates are used in determining items such as product returns, rebates, evaluation of impairment of intangible assets, and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, actual results could differ materially from these estimates. For additional information, please refer to the Critical Accounting Policies and Significant Estimates section within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We face risks relating to product liability losses and other litigation liability for which we may be unable to maintain or obtain adequate insurance.

We are, or may be, involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, securities class action lawsuits, Medicare and Medicaid reimbursement claims, patent infringement, product liability, personal injury, antitrust matters, breach of contract, opioid-related matters, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, as discussed below, we, along with other opioid manufacturers and, often, distributors, have been named in lawsuits related to the manufacturing, distribution, marketing and promotion of opioids, and received various subpoenas and requests for information on the same matters. Further, we are subject to pending antitrust litigation and pending and potential future shareholder litigation relating to the Spectrum Merger and/or the approval and launch of generic indomethacin suppositories in the second half of 2023, and Spectrum is named in several securities class action and shareholder derivative lawsuits filed by former Spectrum stockholders. We also have a qui tam complaint filed against Depomed, Inc. (now known as Assertio Therapeutics) for which a settlement in principle was reached in the fourth quarter of 2024. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies.”

The defense of these legal proceedings, inquiries, and investigations have resulted in, and are expected to continue to result in, us incurring significant expenses and may adversely impact our ability to execute product acquisitions and strategic transactions using our common stock, obtain financing or refinance existing debt, or could make us less attractive to potential acquirers. In addition, other than with respect to shareholder litigation, we do not presently anticipate receiving any insurance coverage for any of our pending litigation (or for potential future claims relating to our historical commercialization of opioids). With respect to shareholder litigation, we have provided notice to our insurance carriers with respect to such litigation and anticipate receiving some amount of insurance coverage with respect to such litigation; there is, however, no guarantee that our shareholder litigation insurance coverage will adequately protect us from our pending or future shareholder litigation claims. If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We have obtained product liability insurance for sales of our products and any clinical trials currently underway, but:

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

Risks Related to Future Product Development

The development of drug and biological product candidates is inherently difficult and uncertain, and we cannot be certain that any of our future product candidates will be approved for marketing or, if approved, will achieve market acceptance. Failure to obtain regulatory approval for our products, our raw materials or future product candidates, will limit our ability to commercialize our products, and our business will suffer.

Other than our ongoing post-marketing pediatric Phase 4 clinical study of ROLVEDON, we are currently not engaged in any material clinical or preclinical trials, but may be in the future. Clinical development is a long, expensive and uncertain process and is subject to delays and failures. As a condition to regulatory approval, each future product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that any such product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. Positive or encouraging results of prior clinical trials are not necessarily indicative of the results obtained in later clinical trials, and later clinical trials may fail to show the desired safety and efficacy despite having progressed in development. In addition, data obtained from pivotal clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

Product candidates are subject to the risk that any or all of them may be found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. The FDA or other applicable regulatory agencies may determine that our data is not sufficiently compelling to warrant marketing approval and require us to engage in additional clinical trials or provide further analysis, which may be costly and time-consuming. A number of companies in the pharmaceutical and biological product industry have suffered significant setbacks in clinical trials, even in later clinical trials after showing positive results in preclinical studies or earlier clinical trials. If our future product candidates fail at any stage of development, they will not receive regulatory approval, we will not be able to commercialize them and we will not receive any return on our investment in any such product candidates. We may also have asset impairments, other asset write-offs, or additional liabilities as a result of the failure of any of our future product candidates, which would impact our results from operations and financial position.

Other factors could delay or result in the termination of our future clinical trials and related development programs, including:

•negative or inconclusive results;
•patient enrollment requirements and rates;
•patient noncompliance with the protocol;
•adverse medical events or side effects among patients during the clinical trials;
•any findings resulting from FDA inspections of clinical operations;
•failure to meet FDA preferred or recommended clinical trial design, end points or statistical power;
•failure to comply with current good clinical practices;
•our failure, and the failure of third-party clinical trial vendors to comply with applicable regulatory laws and regulations;
•inability of third-party clinical trial vendors to satisfactorily perform their contractual obligations, comply with applicable laws and regulations or meet deadlines;
•delays or failures in obtaining clinical materials or manufacturing sufficient quantities of the product candidate for use in clinical trials; and
•unexpected external medical threats such as epidemics, pandemics, or other disease outbreaks.

We are unable to predict whether any future product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Even if product candidates receive regulatory clearance, these products may not achieve or maintain market acceptance. If it is discovered that our products or technologies have potential adverse effects or other characteristics that indicate they may be ineffective as therapeutics, our product development efforts and our business could be significantly harmed.

Even assuming our products obtain regulatory approval, successful commercialization requires:

•market acceptance;
•a cost-effective commercial-scale production; and
•reimbursement under private or governmental health plans.

Any material delay or failure in the governmental approval process, the successful production of commercial product or the successful commercialization of any future approved product candidates could adversely impact our business, financial condition and results of operations.

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

We and our collaborative partners customarily depend on third-party contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise conducting clinical trials. We and our collaborative partners do not directly control these third parties and, as a result, we and our collaborative partners may be unable to control the amount and timing of resources that they devote to our or our collaborative partners’ clinical trials.

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

We are subject to risks associated with NDAs we submit under Section 505(b)(2) of the FDCA.

The products we and our collaborative partners develop or acquire generally are or will be submitted for approval under Section 505(b)(2) of the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For instance, the NDA for CAMBIA relies on the FDA’s previous findings of safety and efficacy of Cataflam, the diclofenac initially approved by the FDA.

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

Risks Related to Share Ownership

Our common stock may be delisted from The Nasdaq Capital Market if we are unable to regain and maintain compliance with its continued listing standards.

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”). There are a number of continued listing requirements that we must satisfy in order to maintain our listing on Nasdaq, including the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). If a deficiency with respect to this requirement continues for a period of 30 consecutive business days, Nasdaq may require us to satisfy a minimum bid price per share of our common stock of at least $1.00 for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with the Bid Price Rule. On January 22, 2025, we received notification from Nasdaq indicating that our common stock is subject to potential delisting from Nasdaq because we are not in compliance with the Bid Price Rule. It did not result in the immediate delisting of our common stock. We have until July 21, 2025 to regain compliance and, if we do not, we may be eligible for an additional 180-day calendar period in which to regain compliance. If we do not regain compliance with the Bid Price Rule by the applicable deadline, Nasdaq will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). We expect that our common stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the Panel, that such appeal would be successful. We are actively monitoring the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include, if necessary, seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule. We have also been unable to comply with the Bid Price Rule in the past and for periods in 2021 our continued listing on Nasdaq required the grant of a grace period from Nasdaq and the implementation of a one-for-four reverse stock split. If we fail to comply with the Bid Price Rule in the future, there can be no assurance that we will be granted such grace periods or that we will be able to receive the necessary shareholder approval to implement an additional reverse stock split. In particular, we may encounter difficulties obtaining such shareholder approval due to our heavily retail investor shareholder base, which may also affect our ability to obtain shareholder approval of other significant corporate actions.

Any delisting of our common stock would likely adversely affect the market liquidity and market price of our common stock and our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors. If we were delisted from Nasdaq, it would constitute a “fundamental change” under the 2027 Convertible Notes, which would require us to offer to repurchase the 2027 Convertible Notes and would allow the holders of the 2027 Convertible Notes to convert their 2027 Convertible Notes into our common stock at an increased conversion rate, which would make conversion of the 2027 Convertible Notes more dilutive.

The market price of our common stock historically has been volatile. Our results of operations have and may continue to fluctuate and affect our stock price.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting our operating results and that could adversely affect our stock price include the other risk factors noted in this Item 1A.

As a result of these and other such factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Any significant drops in our stock price, including those we experienced in 2023 and 2024, have and could give rise to shareholder lawsuits, which are costly and time-consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.
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

The Company was subjected to vote-no campaigns and a threatened proxy contest in the run-up to its 2024 Annual Meeting of Stockholders as a result of activist investors, one of whom attempted to launch a proxy contest for the Company’s 2025 Annual Meeting of Stockholders. The continuing actions of activist investors have resulted in significant legal and other fees being incurred by the Company. In particular, one activist investor has engaged in ongoing activity harmful to the Company including but not limited to (i) making false and unwarranted claims concerning the safety of the Company’s products, (ii) releasing and threatening to release the Company’s confidential and proprietary information obtained by a former Company employee, and (iii) threatening litigation against the Company in connection with his false claims concerning the Company’s products. These activities have compelled the Company to file a lawsuit against the investor and have required significant time and attention by management and the Board of Directors. We have also been named in a lawsuit by an activist investor who purported to nominate candidates for the Company’s Board of Directors for consideration at the Company’s 2025 Annual Meeting of Stockholders. The Nominating and Corporate Governance Committee of the Company’s Board of Directors determined that the activist investor’s purported nominations were invalid under the Company’s bylaws, and the activist investor has filed suit objecting to that determination and asserting other claims against the Company and its current and former directors and officers.

The potential of additional proxy contests or other continuing actions by these or other activist investors could result in costly and time-consuming litigation, interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, suppliers, investors, prospective and current team members and others, result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.

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

Risks Related to our Corporate Organization and General Business Risks

Our success is dependent in large part upon the continued services of our executive management team.

Our success is dependent in large part upon the continued services of members of our executive management team, and on our ability to attract and retain key management and operating personnel. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. Changes in our management team may disrupt our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives, strategies and plans. During such transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance. For example, Dan A. Peisert separated from his service as our CEO effective as of January 2, 2024 and Heather L. Mason, an existing member of our Board of Directors, was appointed to serve as our interim CEO. Effective May 29, 2024, our Board of Directors appointed Brendan P. O’Grady to serve as our CEO and Ms. Mason transitioned back to her role as an independent director. Further, on December 12, 2024, our Board of Directors announced the appointment of Paul Schwichtenberg as our Chief Transition Officer and Mary Pietryga our Chief Commercial Officer. As with any significant leadership change, these transitions involve inherent risks and any failure to execute a smooth transition could hinder employee retention and recruitment and our strategic planning, business execution, and future performance, which could have an adverse effect on our business, financial condition and results of operations. We cannot provide assurances that any current or future changes of management personnel will not cause disruption to operations or customer relationships, a decline in our operating results or a delay in the execution of our business strategies and plans. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates, or otherwise adversely impact our business.

Despite our corporate structure, creditors of our operating subsidiaries could be successful in piercing the corporate veil and reaching the assets of one another, which could have an adverse effect on us and our operating results, results from continued operations, and financial condition.

Our operating subsidiaries are separate legal entities within our holding company corporate structure. There can be no assurance that our efforts to preclude corporate veil-piercing, alter ego, control person, or other similar claims by creditors of any one particular entity within our corporate structure from reaching the assets of the other entities, including Assertio Holdings, within our corporate structure to satisfy claims will be successful. If a court were to allow a creditor to pierce the corporate veil and reach the assets of such other entities within our corporate structure, despite such entities not being directly liable for the underlying claims, it could have a material adverse effect on us and our operating results, results from continued operations, and financial condition.

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

Our ability to produce accurate financial statements and comply with applicable laws, rules and regulations is largely dependent on our maintenance of internal control and reporting systems, as well as on our ability to attract and retain qualified management and accounting personnel to further develop our accounting function and internal control policies. If we fail to effectively establish and maintain such reporting and accounting systems or fail to attract and retain personnel who are capable of designing and operating such systems, these failures will increase the likelihood that we may be required to restate our financial results to correct errors or that we will become subject to legal and regulatory infractions, which may entail civil litigation and investigations by regulatory agencies including the SEC. In addition, if material weaknesses are found in our internal controls in the future, if we fail to complete future evaluations on time or if our external auditors cannot attest to the effectiveness of our internal control over financial reporting, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price or expose us to litigation or regulatory proceedings, which may be costly or divert management attention.

Business interruptions due to natural disasters and other emergencies could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

Our operations and infrastructure, and those of our partners, third-party suppliers, manufacturers and vendors are vulnerable to damage or interruption from natural disasters or other crises. Our business and operations can be seriously interrupted by natural disasters, fire, flood, the effects of climate change, actual or threatened public health crises, power loss, telecommunications failures, equipment failures, intentional acts of theft, vandalism, terrorism, epidemics, pandemics and other disease outbreak and other public health crises. Our back-up operations and our business interruption insurance as part of our formal disaster recovery plan may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Data breaches and cyberattacks or other failures in our telecommunications or information technology systems, or those of our third-party vendors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

Securities breaches can adversely impact our operations and financial results. In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of such information is critical to our business. Furthermore, we have outsourced elements of our operations to third-party vendors, who each have access to our confidential information, which increases our risk of data breaches or cyber-attacks. Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access, including ransomware attacks. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motives (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted to target our information systems or those of our third-party vendors. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Sophisticated cyber attackers are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of proprietary information, including trade secrets. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently and may not be recognized until or after they are launched. Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. Cybersecurity incidents increasingly involve the use of artificial intelligence (“AI”) and ML to launch more automated, targeted and coordinated attacks on targets. The information and data processed and stored in our technology systems, and those of our strategic partners, contract research organizations, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation.

Our network and storage applications and those of our third-party vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. We and certain of the third parties for which we depend on to operate our business may, and certain of such third parties have, experienced cybersecurity incidents, including third-party unauthorized access to and misappropriation of personal information, and may experience similar incidents in the future. These incidents could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

There can be no assurance that our cybersecurity risk management protocols will be sufficient to prevent or mitigate cyber-attacks. In addition, it is often difficult to anticipate or immediately detect such incidents and the damage that may be caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information, including our financial information or the information of our business partners. Cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations, harm our reputation and divert attention of management and key information technology resources. We expect to incur significant costs in an effort to detect and prevent security incidents and otherwise implement our internal security and business continuity measures, and actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We may face increased costs and find it necessary or appropriate to expend substantial resources in the event of an actual or perceived security breach. Our network security and data recovery measures and those of our third-party vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to litigation and regulatory investigations, expose us to significant expense and cause significant harm to our business. Our insurance coverage may not be sufficient to prevent or recover from cyber-attacks, including coverage of applicable resulting losses arising from any such incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Macroeconomic conditions can materially impact our business and operations.

Adverse economic conditions, including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes in monetary policy, potential U.S. federal government shutdowns, geopolitical conflicts, financial institution instability and similar events beyond our control can affect our business and financial results. For instance, recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the acquisition of our APIs or the cost to manufacture and purchase our products, as well as our business and results of operations. If inflation or other factors were to significantly increase our business costs or the costs of the manufacturers we use to manufacture our products, our ability to purchase our APIs or our products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers to supply our APIs and our manufacturers to manufacture our products cost effectively. As a result of changes to U.S. policy, especially in light of recent comments made by the new U.S. federal administration, there may be changes to existing trade agreements, the imposition of new tariffs (including potential tariffs on imported pharmaceuticals into the United States) and greater restrictions on trade generally. In addition, support for protectionism and rising anti-globalization sentiment in the United States and other countries may slow global growth. In particular, a protracted and wide-ranging trade conflict between the United States its trading partners, including China, Canada and Mexico, or the imposition of tariffs or other trade protection measures by either country in any other context, can adversely affect global economic growth. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe and elsewhere. Broader geopolitical tensions remain high among the United States, Russia, China and across the Middle East. Given the international scope of our operations, any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, can have a material adverse effect on our business, financial condition, cash flows and results of operations and can cause the market value of our common shares and/or debt securities to decline.

The use of new and evolving technologies, such as AI and ML, in our operations, and the operations of third parties upon which we rely, may result in spending additional resources and present new risks and challenges that can impact our business including by posing security and other risks to our sensitive data, and as a result we may be exposed to reputational harm, other adverse consequences, and liability.

The use of new and evolving technologies, such as AI/ML, in our operations, and the operations of third parties upon which we rely presents new risks and challenges that could negatively impact our business. The use of certain AI/ML technologies can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, several U.S. jurisdictions have proposed, enacted, or are considering, laws governing the development and use of AI/ML. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. In addition, our vendors may in turn incorporate AI/ML tools into their own offerings, and the providers of these AI/ML tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI/ML, to engage in illegal activities involving the theft and misuse of sensitive data. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks arising from internal and external cybersecurity threats and vulnerabilities from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a third-party information technology team, which reports to our Senior Vice President of Human Resources and Administration, and includes mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data while also maintaining a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors. We have an incident response plan designed to mitigate and remediate identified cybersecurity incidents at both Assertio and our customers and vendors and escalate certain incidents to management and, as appropriate, the Audit Committee. We also conduct periodic employee trainings on cyber and information security, among other topics. As needed, we consult with outside advisors and experts to assist with assessing, identifying, and managing cybersecurity risks in order to anticipate future threats and trends, and their impact on the Company’s risk environment. Cybersecurity risks and threats are integrated into our enterprise risk management (“ERM”) program, which establishes a risk management framework that seeks to identify and assess risks that could materially impact our business and operations.

Governance

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Board oversees the ERM program and oversees an enterprise-wide approach to risk management, including risks related to cybersecurity.

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

Our Senior Vice President of Human Resources and Administration, who reports directly to our Chief Executive Officer and has been responsible for overseeing the assessment and management of cybersecurity risks at Assertio for approximately a year and a half.

Since the beginning of the last fiscal year, there were no identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Business interruptions, including data breaches and cyber-attacks can compromise our intellectual property or other sensitive information and cause significant damage to our business, can limit our ability to operate our business, and adversely impact the success of our commercialization partners.”

ITEM 2. PROPERTIES

Our corporate headquarters is located in Lake Forest, Illinois, where we lease approximately 20,000 square feet of office space (the “Lake Forest Lease”) through December 31, 2030. Our facility is used for office purposes only and no commercial manufacturing takes place at our facility. For additional information regarding the Lake Forest Lease, see “Item 8. Financial Statements and Supplementary Data - Note 7, Leases.”

Additionally, in connection with the Spectrum Merger, we assumed leases for two facilities which Spectrum had previously been the lessee. For additional information regarding these leases, see “Item 8. Financial Statements and Supplementary Data - Note 16. Restructuring Charges.

ITEM 3.  LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see “Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “ASRT.” As of December 31, 2024, there were 268 shareholders of record for our common stock, one of which is Cede & Co., a nominee for The Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder. Accordingly, the number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

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

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	52,833	$1.15	N/A	N/A
November 1, 2024 - November 30, 2024	—	—	N/A	N/A
December 1, 2024 - December 31, 2024	—	—	N/A	N/A
Total	52,833	$1.15

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis. For a discussion and analysis of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. Our focus is on supporting patients by marketing products in oncology, neurology, and pain management. Our primary marketed products are:

ROLVEDONTM (eflapegrastim-xnst) injection for subcutaneous use
A long-acting granulocyte colony-stimulating factor (“G-CSF”) with a novel formulation that is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia.

Sympazan® (clobazam) oral film
A benzodiazepine indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome (“LGS”) in patients aged two years of age or older. Sympazan is the only product to offer clobazam in a convenient film with PharmFilm® technology. Sympazan is taken without water or liquid, adheres to the tongue, and dissolves to deliver clobazam.

INDOCIN® (indomethacin) Suppositories	A suppository and oral solution of indomethacin used both in hospitals and out-patient settings. Both products are nonsteroidal anti-inflammatory drugs (“NSAIDs”), indicated for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
• Acute painful shoulder (bursitis and/or tendinitis)
• Acute gouty arthritis
Otrexup® (methotrexate) injection for subcutaneous use	A once weekly single-dose auto-injector containing methotrexate. Otrexup is a folate analog metabolic inhibitor indicated for the:

• Management of patients with severe, active rheumatoid arthritis (“RA”) and polyarticular juvenile idiopathic arthritis (“pJIA”), who are intolerant of or had an inadequate response to first-line therapy.

• Symptomatic control of severe, recalcitrant, disabling psoriasis in adults who are not adequately responsive to other forms of therapy.
SPRIX® (ketorolac tromethamine) Nasal Spray
A prescription NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at an opioid level. SPRIX is a non-narcotic nasal spray that provides patients with moderate to moderately severe short-term pain relief through a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider.

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

On July 31, 2023 (the “Effective Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 24, 2023, we completed the acquisition of Spectrum Pharmaceuticals, Inc. (“Spectrum”), a commercial stage biopharmaceutical company focused on novel and targeted oncology products (the “Spectrum Merger”), through a merger of a wholly-owned subsidiary of ours with and into Spectrum, with Spectrum surviving the merger as a wholly-owned subsidiary of ours. We acquired ROLVEDON, through the Spectrum Merger. The results of operations of Spectrum are included in our consolidated financial statements as of the Effective Date.

RESULTS OF OPERATIONS

The following table reflects our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Revenues:
Product sales, net	$120,849	$149,451
Royalties and milestones	2,012	2,433
Other revenue	2,100	185
Total revenues	124,961	152,069
Costs and expenses:
Cost of sales	39,227	27,020
Research and development expenses	3,822	2,843
Selling, general and administrative expenses	75,051	78,638
Change in fair value of contingent consideration	(244)	(25,538)
Amortization of intangible assets	25,644	27,527
Loss on impairment of intangible assets	5,217	279,639
Restructuring charges	720	5,476
Total costs and expenses	149,437	395,605
Loss from operations	(24,476)	(243,536)
Other income (expense):
Debt related expenses	—	(9,918)
Interest expense	(3,039)	(3,380)
Interest income	3,221	2,403
Other gain, net	2,765	377
Total other income (expense)	2,947	(10,518)
Net loss before income taxes	(21,529)	(254,054)
Income tax expense	(52)	(77,888)
Net loss and comprehensive loss	$(21,581)	$(331,942)

Revenues

The following table reflects total revenues, net for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Product sales, net:
ROLVEDON	$60,090	$18,175
INDOCIN products	26,761	87,217
Sympazan	10,457	9,938
Otrexup	8,842	12,026
SPRIX	7,624	9,150
CAMBIA	5,556	8,070
Other products	1,519	4,875
Total product sales, net	120,849	149,451
Royalties and milestone revenue	2,012	2,433
Other revenue	2,100	185
Total revenues	$124,961	$152,069
Product sales, net
ROLVEDON net product sales were $60.1 million and $18.2 million for the years ended December 31, 2024 and 2023, respectively. The increase of $41.9 million was primarily due the acquisition of Spectrum on July 31, 2023, which resulted in a full year of net product sales being included in the year ended December 31, 2024, compared to five months of net product sales included in the year ended December 31, 2023, in addition to higher unit volume in the last five months of 2024 compared to the same five months of 2023, and was partially offset by lower net pricing. We expect that the average sales price for ROLVEDON, which is used to set pricing for a significant portion of our ROLVEDON net product sales, will be impacted due to increased discounts, chargebacks, and rebates given to our customers.

INDOCIN net products sales decreased $60.5 million from $87.2 million for the year ended December 31, 2023 to $26.8 million for the year ended December 31, 2024, primarily due to lower volume and pricing as a result of the August 2023 approval and launch of generic indomethacin suppositories. In 2025, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing generic entrants, new and expected future generic entrants, including the new generic entrant that launched in January 2025, and other competitive products.

Sympazan net product sales increased $0.5 million from $9.9 million for the year ended December 31, 2023 to $10.5 million for the year ended December 31, 2024, primarily due to higher volume.

Otrexup net product sales decreased $3.2 million from $12.0 million for the year ended December 31, 2023 to $8.8 million for the year ended December 31, 2024, primarily due to unfavorable payor mix and lower volume.

SPRIX net product sales decreased $1.5 million from $9.2 million for the year ended December 31, 2023 to $7.6 million for the year ended December 31, 2024, primarily due to lower volume.

CAMBIA net product sales decreased $2.5 million from $8.1 million for the year ended December 31, 2023 to $5.6 million for the year ended December 31, 2024, primarily due to a decrease in volume caused by generic entrants that began in January 2023.
Other net product sales for the year ended December 31, 2023 of $4.9 million include net product sales for Zipsor of $3.5 million and net product sales for OXAYDO of $1.4 million. As we ceased OXAYDO product sales beginning in September 2023, other net product sales of $1.5 million for the year ended December 31, 2024 represent only net product sales of Zipsor. The decrease in other net product sales of Zipsor of $2.0 million was primarily due to unfavorable payor mix and lower volume.

For the year ended December 31, 2024, the amount recognized for gross-to-net sales allowances on product sales increased by $86.4 million compared to the year ended December 31, 2023, primarily due to a shift in product mix from INDOCIN to ROLVEDON, which resulted in a higher rate of commercial and governmental rebates recognized for

ROLVEDON. Refer to the Critical Accounting Policies and Significant Estimates section within this Item 7 and Schedule II to the accompanying Consolidated Financial Statements for additional information about amounts charged as a reduction to revenue for product sales allowances, product return allowances, discounts, chargebacks, and rebates. Due to the competitive markets in which our products compete, we expect our pricing to be impacted by higher discounts, chargebacks, and rebates in 2025 as compared to 2024.

Royalties & milestone revenue

    In November 2010, we entered into a license agreement granting Searchlight the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalties revenue related to the CAMBIA license agreement of $2.0 million for each of the years ended December 31, 2024 and 2023.

Under the license agreement, our royalties on net sales are reduced upon the launch of a generic version of CAMBIA in Canada. On February 22, 2024, Searchlight commenced a patent infringement action in Canadian federal court against a generic company seeking approval of a generic version of CAMBIA in Canada. On June 9, 2024, Searchlight commenced a second patent infringement action in Canadian federal court against a second generic company seeking approval of a generic version of CAMBIA in Canada. Our royalties from Searchlight’s net sales of CAMBIA in Canada will be reduced if Searchlight’s patent infringement litigations fail to keep the generic companies from launching before the relevant patents expire.

We recognized no milestone revenue associated with the completion of certain service milestones for the year ended December 31, 2024 and $0.4 million for the year ended December 31, 2023.

Other revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in a reduction to or an increase to total revenue during the period. Sales adjustments for reserves recorded in prior periods for previously divested products resulted in an increase to total revenue of $2.1 million and $0.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

Cost of sales increased $12.2 million from $27.0 million for the year ended December 31, 2023 to $39.2 million for the year ended December 31, 2024, primarily due a $6.2 million increase in cost of sales related to changes in product mix, primarily from INDOCIN to ROLVEDON, and $6.0 million of higher inventory write-downs, primarily for INDOCIN and ROLVEDON, due to lower demand for INDOCIN and the manufacture of batches of ROLVEDON that did not meet our quality standards.

Cost of sales are impacted by both product volume and mix, changes in which will have an impact on Cost of sales recognized by us in future periods. In 2025, we expect Cost of sales, as a percentage of sales, to continue to be negatively affected by changes in product volume and mix.

Research and Development Expenses

Research and development expenses include salaries, costs for clinical trials, consultant fees, supplies, and allocations of corporate costs. Research and development expenses were $3.8 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively, primarily representing costs directly associated with the same-day dosing clinical trial of ROLVEDON, which we concluded in the fourth quarter of 2024. We expect expenses associated with this clinical trial to be significantly reduced in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general, and administrative expenses decreased $3.6 million from $78.6 million for the year ended December 31, 2023 to $75.1 million for the year ended December 31, 2024, primarily due to: (i) $8.9 million of transaction-related expenses, primarily legal and professional fees, associated with the Spectrum Merger that were recognized in the prior year, of which there were none in the current year, (ii) a $4.1 million decrease in stock-based compensation expense, (iii) a $3.0 million decrease in operating expenses from cost savings initiatives implemented following the Spectrum Merger, and (iv) a $1.0 million decrease in sales and marketing expenses. These decreases were partially offset by (i) an increase of $6.2 million related to higher personnel expenses following the Spectrum Merger, (ii) an increase of $6.0 million in legal-related expenses, and (iii) a net increase of $1.1 million in our reserves for loss contingencies.
Change in Fair Value of Contingent Consideration

In connection with the Spectrum Merger, we issued contingent value rights (“CVRs”) that represent a contingent consideration obligation that is measured at fair value. In connection with the merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), we assumed a contingent consideration obligation for future royalties on annual INDOCIN product net sales that is measured at fair value.

Change in fair value of contingent consideration represents the change in fair value, if any, of our contingent consideration obligations which are remeasured each reporting period. During the years ended December 31, 2024 and 2023, we recognized benefits of $0.2 million and $21.6 million, respectively, for the change in fair value of contingent consideration obligation incurred in the Zyla Merger. We recognized no expense or benefit for the change in fair value of the CVR contingent consideration obligation during the year ended December 31, 2024, and a benefit of $3.9 million during the year ended December 31, 2023.

Amortization of Intangible Assets

    The following table reflects amortization of intangible assets for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Amortization of intangible assets—ROLVEDON	$6,066	$5,270
Amortization of intangible assets—INDOCIN	13,514	11,321
Amortization of intangible assets—Sympazan	1,212	1,213
Amortization of intangible assets—Otrexup	1,044	4,592
Amortization of intangible assets—SPRIX	3,808	5,131
Total amortization of intangible assets	$25,644	$27,527

Amortization expense decreased $1.9 million from $27.5 million for the year ended December 31, 2023 to $25.6 million for the year ended December 31, 2024, primarily as a result of a decrease in amortization expense of $9.4 million attributable to the lower carrying value of intangible assets due to impairment charges recognized in the third and fourth quarters of 2023, partially offset by (i) an increase of $0.8 million due to additional amortization of ROLVEDON product rights, acquired in July 2023, and (ii) an increase in amortization expense of $6.7 million, which was due to revisions to decrease the remaining estimated useful life of the INDOCIN product rights intangible assets. We believe the revised remaining estimated useful life better reflects the realization of the economic benefit of the intangible asset.

As of December 31, 2024, the estimated undiscounted cash flows of the INDOCIN and SPRIX assets groups exceeded their respective carrying values by approximately 15% and 10%, respectively. The sum of the undiscounted cash flows could continue to decrease in the event of significant unfavorable changes in their estimated undiscounted future cash flows due to increased competition and, in the case of INDOCIN, due to potential future generic entrants. Any significant unfavorable changes in the estimated undiscounted future cash flows may also impact the related assets, such as inventory, leading to potential charges in addition to a potential impairment. Any future impairment of our long-lived assets, including INDOCIN or SPRIX, may result in material charges that could have a material adverse effect on the Company’s business and financial results.

Loss on Impairment of Long-Lived Assets

During each of the three months ended December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, we determined that the book value of our equity exceeded our market capitalization, which management determined represented an indicator of impairment with respect to our long-lived assets. Applying the relevant accounting guidance, management first assessed the recoverability of our long-lived assets at the product level at each date. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, we estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at each impairment testing date. We then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at each date.

For the assessment performed for the three months ended December 31, 2024, we determined that the estimated undiscounted cash flows and fair value of the Otrexup asset group were less than its carrying value and recognized an impairment loss for this asset group of approximately $5.2 million, reducing its carrying value to zero. For all of our other asset groups, the estimated undiscounted cash flows exceeded their carrying amounts, and we concluded that the other asset groups were fully recoverable and no adjustment to the carrying values was required.

For the assessments performed for each of the three months ended September 30, 2024, June 30, 2024 and March 31, 2024, we determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of our long-lived asset groups at each impairment testing date. Accordingly, we concluded that the long-lived asset groups were fully recoverable and no adjustment to their carrying values was required.

During each of the three months ended December 31, 2023 and September 30, 2023, we performed an assessment of the recoverability and impairment of our long-lived assets as a result of the book value of our equity exceeding our market capitalization, which management determined represented an indicator of impairment. Similar to each of the assessments performed in each quarter of 2024, for the three months ended December 31, 2023 management assessed the recoverability of our long-lived assets at the product level at that date. For the three months ended September 30, 2023, management assessed the recoverability of our long-lived assets at the entity level. The change in the identification of asset groups was due to strategic changes to the Company’s operating cost structure through the reduction of shared costs that had occurred by the fourth quarter of 2023. In each case, management determined that the fair value of the identified asset group(s) was not fully recoverable and was less than each of their carrying values and recognized an impairment loss for the asset group(s). For the three months ended December 31, 2023, we recognized an impairment loss for the INDOCIN and Otrexup product asset groups of approximately $36.0 million and $4.8 million, respectively. For the three months ended September 30, 2023, management concluded that the fair value of the entity level asset group was less than its carrying value and recognized an impairment loss of approximately $238.8 million, which was allocated to the intangible assets of the group.

Restructuring Charges

Restructuring charges were $0.7 million for the year ended December 31, 2024, compared to $5.5 million for the year ended December 31, 2023. In August 2023, we implemented a reorganization plan of our workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). The Spectrum Reorganization Plan was primarily focused on the reduction of staff at our headquarters office and the exit of certain leased facilities. We do not expect to recognize any additional restructuring charges related to the Spectrum Reorganization Plan. We expect all cash payments under the Spectrum Reorganization Plan to be completed by the end of 2025.

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies as an anticipation to changes in the business environment.

 Other Income (Expense)

    The following table reflects Other income (expense) for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Debt related expenses	$—	$(9,918)
Interest expense	(3,039)	(3,380)
Interest income	3,221	2,403
Other gain, net	2,765	377
Total other income (expense)	$2,947	$(10,518)

Total other income (expense) changed by $13.5 million from expense of $10.5 million for the year ended December 31, 2023 to income of $2.9 million for the year ended December 31, 2024, primarily due to (i) debt-related expenses incurred in the prior year, (ii) the favorable impact of a $2.6 million customer reimbursement recognized in the year ended December 31, 2024, (iii) a $0.2 million favorable impact for the change in the fair value of a derivative liability associated with an embedded derivative feature of our 2027 Convertible Notes, (iv) higher interest income due to our investments in short-term investments during the year ended December 31, 2024, which yielded higher investment returns, and (v) lower interest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023, as further discussed below.

Debt-related expenses for the year ended December 31, 2023 consisted of an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million incurred as a result of the privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”) in the first quarter of 2023, as further described below under the headings “Liquidity and Capital Resources” and in “Item 8. Financial Statements and Supplementary Data – Note 6. Debt.” There were no similar debt-related expenses during the year ended December 31, 2024.
The following table reflects interest expense for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Interest on 2027 Convertible Notes	$2,600	$2,925
Amortization of debt issuance costs	439	455
Total interest expense	$3,039	$3,380

Total interest expense decreased $0.3 million from $3.4 million for the year ended December 31, 2023 to $3.0 million for the year ended December 31, 2024, primarily due to a lower principal balance of our outstanding 6.5% Convertible Senior Notes due 2027 as a result of the Convertible Note Exchange.

Income Tax Provision

During the year ended December 31, 2024, we recorded an income tax expense of $0.1 million, which represents an effective tax rate of (0.2)%. The difference between the income tax expense of $0.1 million and the tax at the statutory rate of 21.0% on current year operations is primarily due to the impact of the valuation allowance and net operating losses recognized in the current year, partially offset by state income taxes. As of December 31, 2024, we concluded that it is not more likely than not that we will realize the net deferred tax asset recorded as of December 31, 2024. As a result, we have recorded a full valuation allowance against the net deferred tax asset as of December 31, 2024.

During the year ended December 31, 2023, we recorded an income tax expense of $77.9 million, which represents an effective tax rate of (30.7)%. The difference between the income tax expense of $77.9 million and the tax at the statutory rate of 21.0% was principally due to the recording of a full valuation allowance during the year ended December 31, 2023. As part of our valuation allowance assessment as of December 31, 2023, we were no longer able to rely on our projected availability of future taxable income from pre-tax income forecasts. As such, we primarily relied on our reversing taxable temporary differences to assess our valuation allowance, which resulted in recording of the full valuation allowance for the year ended December 31, 2023. The December 31, 2023 income tax expense also included the valuation allowance for utilization of our deferred tax assets to offset the deferred tax liabilities of Spectrum recorded through acquisition accounting.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed and continue to finance our operations and business development efforts primarily from product sales, public sales of equity securities, including convertible debt securities, and the proceeds of secured borrowings. In addition, we have financed, and may consider financing in the future, our operations through the sale of rights to future royalties and milestones, licenses with upfront and milestone fees, and fees from collaborative and license partners.

We believe that our existing cash, cash equivalents and short-term investments, which totaled $100.1 million at December 31, 2024, will be sufficient to fund our operations and make the required payments under our debt agreements due for the next 12 months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of differences between the actual cash impacts and our expected impacts related to numerous factors, including:

•expenditures related to the commercialization of our products, including our efforts to manage supply costs and enhance the long-term prospects of ROLVEDON product sales;
•the timing of our purchases of inventory pursuant to our supply agreements, such as the increased purchases of ROLVEDON inventory that occurred in 2024, and the impact this may have on our inventory purchases in future periods;
•declines in sales of our marketed products, including those resulting from the entry and sales of generics and/or other products competitive with any of our products;
•potential additional expenses relating to any litigation matters, as discussed in “Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies”;
•milestone and royalty revenue we receive under our collaborative development arrangements;
•interest and principal payments on our current and future indebtedness;
•acquisitions or licenses of complementary businesses, products, technologies or companies;
•financial terms of definitive license agreements or other commercial agreements we may enter into;
•changes in the focus and direction of our business strategy and/or research and development programs;
•potential expenses, including termination expenses if a decision is made to cease development of Spectrum’s de-prioritized development asset poziotinib; and
•expenditures related to future clinical trial costs.

We expect our cash needs will be met by our existing cash, cash equivalents, and short-term investments, including funding our future operations, ongoing legal expenses and settlement payments, payments due under our debt agreement, or product acquisitions and strategic transactions that we may pursue. We expect that ongoing legal expenses will, and any settlements that we are able to negotiate may, continue to be a significant usage of cash in 2025. We may be required to raise additional capital if our cash needs vary significantly from current expectations. The inability to raise any additional capital that may be required for any of the above items could have a material adverse effect on the Company.

On August 22, 2022, we issued $70.0 million aggregate principal amount of 2027 Convertible Notes which mature on September 1, 2027 and bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. On February 27, 2023, we completed the Convertible Note Exchange. Pursuant to the Convertible Note Exchange, 6,990,000 shares of the Company’s common stock, plus an additional $10.5 million in cash, were issued in a partial settlement of the 2027 Convertible Notes.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of December 31, 2024.

The following table reflects summarized cash flow activities for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Net cash provided by operating activities	$26,408	$49,604
Net cash (used in) provided by investing activities	(48,911)	3,097
Net cash used in financing activities	(350)	(44,201)
Net (decrease) increase in cash and cash equivalents	(22,853)	8,500
Cash and cash equivalents at beginning of year	73,441	64,941
Cash and cash equivalents at end of year	$50,588	$73,441

Cash Flows from Operating Activities

Cash provided by operating activities was $26.4 million for the year ended December 31, 2024 compared to $49.6 million for the year ended December 31, 2023, primarily due to lower net product sales and a change in product mix for the year ended December 31, 2024 compared to the year ended December 31, 2023.

For the year ended December 31, 2024, net loss was $21.6 million compared to net loss of $331.9 million for the year ended December 31, 2023. Excluding the non-cash items of $42.8 million and $381.4 million for the years ended December 31, 2024 and 2023, respectively, cash provided by operating activities decreased due to lower cash contributions from net product sales and an unfavorable change in product mix, partially offset by an increase in cash generated by working capital. Net cash generated by working capital increased $5.1 million from $0.1 million for the year ended December 31, 2023 to $5.2 million for December 31, 2024, primarily due to higher accruals for accrued rebates, returns and discounts due to timing and the impact of sales product mix, partially offset by decreased cash from accounts receivable payments and higher purchases of inventory. Cash provided by operating activities for the year ended December 31, 2024 also included a $1.7 million payment made for contingent consideration in excess of the INDOCIN contingent consideration liability recognized at the acquisition date. Prior to this, payments made for contingent consideration up to the INDOCIN contingent consideration liability recognized at the acquisition date were classified as cash flows from financing activities.

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods.

Cash Flows from Investing Activities

Cash used in investing activities was $48.9 million for the year ended December 31, 2024, which consisted of $98.6 million of purchases of short-term investments, partially offset by $49.7 million of proceeds from maturities of short-term investments. Beginning in the second quarter of 2024, we began purchasing and holding highly liquid marketable securities with maturities dates at purchase of more than three months and less than one year. Cash provided by investing activities was $3.1 million for the year ended December 31, 2023, which primarily consisted of $2.2 million of proceeds from the sale of marketable securities that we acquired in the Spectrum Merger and $2.0 million of net cash acquired in the Spectrum Merger, partially offset by cash paid for the transaction costs incurred with the acquisition of Sympazan and cash paid for purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the year ended December 31, 2024, was $0.4 million, which consisted entirely of cash used for employees’ withholding tax liability upon the vesting of stock awards. Cash used in financing activities for the year ended December 31, 2023, was $44.2 million, which primarily consisted of (i) a $24.2 million payment for contingent consideration related to INDOCIN, (ii) $10.5 million in cash payments related to the partial settlement of the 2027 Convertible Notes in the Convertible Note Exchange, (iii) $1.1 million of direct transaction cost payments made in connection with the Convertible Note Exchange, and (iv) cash payments related to the vesting and settlement of equity awards, of which $2.6 million related to the cash settlement of the vested performance RSUs, $3.4 million related to the total cash payment of taxes for the net share settlement of the vested performance RSUs, and $1.9 million related to cash used for employees’ withholding tax liability upon the vesting of stock awards, net of cash received from stock option exercises.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligations, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and non-cancelable leases for our office space. Refer to “Item 8. Financial Statements and Supplemental Data - Note 6, Note 13, Note 1, Note 8 and Note 7,” respectively. We generally expect to satisfy these requirements and commitments with cash on hand and cash provided by operating activities.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and SEC regulations for annual reporting. Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgements and estimates used in the preparation of our consolidated financial statements.

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

Revenue Recognition

Product sales revenue is recognized when the customer has control of the product, which is when title has transferred to the customer and the customer has assumed the risks and rewards of ownership. These conditions typically occur upon delivery to the customer. Our performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable sales tax and reserves for these product sales allowances (gross-to-net sales allowances).

Product sales allowances consist primarily of provisions for product returns, managed care rebates, commercial rebates, and government rebates (managed care rebates, commercial rebates and government rebates are collectively referred to as “rebates”), wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, and chargebacks. We consider product sales allowances to be variable consideration and estimate and recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical returns, rebates or discounts taken by product, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We use the most likely method in estimating product sales allowances. If actual future results vary from our estimates, we may need to adjust the estimates, which could have an effect on product sales and earnings in the period of adjustment.

Our estimates related to gross‑to‑net sales adjustments for product return allowances and rebates are judgmental and are subject to change based on our historical experience and certain quantitative and qualitative factors. We believe that our estimates related to gross‑to‑net sales adjustments for wholesaler and pharmacy fees and discounts, prompt payment discounts, patient discount programs and chargebacks do not have a high degree of estimation complexity or uncertainty, as the related amounts are settled within a relatively short period of time. The timing of ultimate settlement of returns and chargebacks-related allowances can be prolonged by our process to validate such adjustments before settlement is finalized.

Product Returns - We allow customers to return product for credit with respect to that product within six months before and up to 12 months after the product expiration date. We estimate product returns based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. We do not assume financial responsibility for returns of any of our currently marketed products if those returns relate to sales of that product prior to or after the period of our ownership of the respective product, which are identified by specific lot numbers.

Shelf lives for our products, from the respective manufacture dates, range from 24 months to 48 months. Because of the shelf life of our products and our return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after our product expiration date, there may be a significant period of time between when the product is shipped and when we issue credit on a returned product. Accordingly, we may have to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustments.
Managed Care Rebates - We offer discounts under contracts with certain managed care providers. We generally pay managed care rebates one to three months after prescriptions subject to the rebate are filled.
Commercial Rebates - We offer certain group purchasing organization (“GPO”) rebates for end-user purchases made under contractual rebate percentage tier programs. Commercial rebates are based on (i) our estimates of end-user purchases through a GPO, (ii) the corresponding contractual rebate percentage tier we expect each GPO to achieve, and (iii) our estimates of the impact of any prospective rebate program changes made by us. We generally pay commercial rebates two to 12 months after qualifying purchases are made.

Government Rebates - We offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate Program and Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs. We generally pay government rebates three to 12 months after prescriptions subject to the rebate are filled. These rebates are subject to our active participation in the respective programs.

The following table reflects activity relating to the Company’s provision for product sales allowances as of December 31, 2024 and 2023 (in thousands):

	Product Returns	Rebates (1)	Other Sales Allowances (2)	Total(4)
Balance as of December 31, 2022	$31,287	$7,685	$11,340	$50,312
Provisions made in current period to Product Sales, net (3)	7,842	24,901	51,782	84,525
Provisions made in current period to Other revenue (4)	—	—	(185)	(185)
Payments and credits made in current period	(9,340)	(18,083)	(48,183)	(75,606)
Balance as of December 31, 2023	$29,789	$14,503	$14,754	$59,046
Provisions made in current period to Product Sales, net (3)	5,796	59,107	105,998	170,901
Provisions made in current period to Other revenue (4)	(2,100)	—	—	(2,100)
Payments and credits made in current period	(11,130)	(52,696)	(86,553)	(150,379)
Balance as of December 31, 2024	$22,355	$20,914	$34,199	$77,468

(1)Rebates consist of managed care rebates, commercial rebates and government rebates.
(2)Other Sales Allowances consist of wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, and chargebacks.
(3)Includes adjustments to revenue recognized as a result of changes in estimates for the Company’s gross-to-net sales allowances for products sold in previous periods, which were approximately 3% and 3% for the years ended December 31, 2024 and 2023.
(4)Consists of sales adjustments for previously divested products recognized in Other revenue in the Consolidated Statements of Comprehensive Loss.
(5)Balance includes allowances for cash discounts for prompt payment of $1.2 million and $0.9 million as of December 31, 2024 and 2023, respectively, which are recognized in Account receivable, net in the Company’s Consolidated Balance Sheets. The remaining balance of $76.3 million and $58.1 million as of December 31, 2024 and 2023, respectively, is recognized in Accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.

Impairment of Long-lived Assets

We evaluate long-lived assets, including property and equipment and acquired intangible assets consisting of product rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss is calculated as the excess of the carrying amount over the fair value. Estimating future cash flows and fair value related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. Refer to “Results of Operations” within this

Item 7 and “Item 8. Financial Statements and Supplemental Data – Note 5, Intangible Assets” for a discussion of the results of our 2023 and 2024 assessments of the recoverability and impairment of our long-lived assets.

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

As of December 31, 2024, we have recorded a full valuation allowance against our net deferred tax assets. In evaluating our ability to realize our deferred tax assets, we consider available positive and negative evidence, including past operating results and forecasts of future taxable income, and the potential Internal Revenue Code section 382 limitation on the net operating loss carryforwards due to a change in control. In determining future taxable income, we make assumptions to forecast U.S. federal and state operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.

These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage our business. It should be noted that we have generated a top-line and as-adjusted cumulative loss for the thirty-six month period ended December 31, 2024. All of our deferred tax assets (“DTA”) are recorded by our U.S. operations, and the U.S. does not permit carryback of losses. As such, we can only rely on the reversal of existing taxable temporary differences to be considered as positive evidence in analyzing future use of existing DTAs. We analyzed the existing taxable temporary differences, but determined they were insufficient for generating future taxable income to permit full use of the existing DTAs. Additionally, we noted no tax planning strategies or tax planning actions which would allow for the use of the net domestic DTAs recorded as of December 31, 2024.

We recognize tax liabilities in accordance with ASC Topic 740, Tax Provisions, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. Refer to “Note 14. Income Taxes” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2025 expressed an unqualified opinion.

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

Allowance for Product Returns

As described further in Note 1 to the financial statements, the Company estimates product returns based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. As of December 31, 2024, the Company had accrued product returns of $22.4 million. We identified the estimate for future product returns as a critical audit matter.

The principal considerations for our determination that accrued product returns is a critical audit matter are (i) the significant judgment by management when developing the accrual, and (ii) a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating the assumptions related to estimated percentages of future product returns.

Our audit procedures related to the allowance for product returns included:

•We obtained an understanding and tested the design and operating effectiveness of relevant controls within the Company’s process to prepare estimates for future product returns.

•We developed an independent estimated product return rate by utilizing audited historical data and comparing to management’s estimate.

•We tested, on a sample basis, product returns processed by the Company.

•We performed a retrospective analysis of management’s estimate for accrued product returns and performed a sensitivity analysis to determine if the accrual was reasonable.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.
Chicago, Illinois
March 12, 2025

ASSERTIO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$50,588	$73,441
Short-term investments	49,466	—
Accounts receivable, net	54,120	47,663
Inventories, net	38,308	37,686
Prepaid and other current assets	10,067	12,272
Total current assets	202,549	171,062
Property and equipment, net	586	770
Intangible assets, net	80,471	111,332
Other long-term assets	1,126	3,255
Total assets	$284,732	$286,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,736	$13,439
Accrued rebates, returns and discounts	76,304	58,137
Accrued liabilities	18,847	18,213
Contingent consideration, current portion	726	2,700
Other current liabilities	4,075	954
Total current liabilities	114,688	93,443
Long-term debt	38,813	38,514
Other long-term liabilities	10,150	16,459
Total liabilities	163,651	148,416
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 95,536,990 and 94,668,523 shares issued and outstanding as of December 31, 2024 and 2023, respectively	9	9
Additional paid-in capital	794,196	789,537
Accumulated deficit	(673,124)	(651,543)
Total shareholders’ equity	121,081	138,003
Total liabilities and shareholders' equity	$284,732	$286,419

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Product sales, net	$120,849	$149,451
Royalties and milestones	2,012	2,433
Other revenue	2,100	185
Total revenues	124,961	152,069
Costs and expenses:
Cost of sales	39,227	27,020
Research and development expenses	3,822	2,843
Selling, general and administrative expenses	75,051	78,638
Change in fair value of contingent consideration	(244)	(25,538)
Amortization of intangible assets	25,644	27,527
Loss on impairment of intangible assets	5,217	279,639
Restructuring charges	720	5,476
Total costs and expenses	149,437	395,605
Loss from operations	(24,476)	(243,536)
Other income (expense):
Debt related expenses	—	(9,918)
Interest expense	(3,039)	(3,380)
Interest income	3,221	2,403
Other gain, net	2,765	377
Total other income (expense)	2,947	(10,518)
Net loss before income taxes	(21,529)	(254,054)
Income tax expense	(52)	(77,888)
Net loss and comprehensive loss	$(21,581)	$(331,942)

Basic and diluted net loss per share	$(0.23)	$(4.67)
Shares used in computing basic and diluted net loss per share	95,271	71,031

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	48,320	$5	$545,321	$(319,601)	$225,725
Issuance of common stock upon exercise of options	133	—	210	—	210
Common stock issuance and other impacts of the vesting and settlement of equity awards	1,218	—	(8,108)	—	(8,108)
Induced exchange of convertible notes - (see Note 11)	6,990	—	26,699	—	26,699
Issuance of common stock in connection with the Spectrum Merger, net of fractional shares settlement	38,008	4	216,257	—	216,261
Stock-based compensation	—	—	9,158	—	9,158
Net loss and comprehensive loss	—	—	—	(331,942)	(331,942)
Balances as of December 31, 2023	94,669	9	789,537	(651,543)	138,003
Common stock issuance and other impacts of the vesting and settlement of equity awards	868	—	(350)	—	(350)
Stock-based compensation	—	—	5,009	—	5,009
Net loss and comprehensive loss	—	—	—	(21,581)	(21,581)
Balances as of December 31, 2024	95,537	$9	$794,196	$(673,124)	$121,081

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net loss	$(21,581)	$(331,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,829	28,229
Amortization of debt issuance costs and Royalty Rights	439	455
Accretion of interest income from short-term investments	(542)	—
Loss on impairment of intangible assets	5,217	279,639
Recurring fair value measurements of assets and liabilities	(397)	(25,482)
Payment of contingent consideration	(1,730)	—
Debt-related expenses	—	9,918
Stock-based compensation	5,009	9,158
Provisions for inventory	8,960	3,288
Deferred income taxes	—	76,201
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(6,457)	48,669
Inventories	(9,583)	(4,973)
Prepaid and other assets	4,334	(1,169)
Accounts payable and other accrued liabilities	(1,256)	(29,348)
Accrued rebates, returns and discounts	18,166	(12,313)
Interest payable	—	(726)
Net cash provided by operating activities	26,408	49,604
Investing Activities
Purchases of short-term investments	(98,605)	—
Proceeds from maturities of short-term investments	49,694	—
Proceeds from the sale of investments	—	2,194
Net cash acquired in Spectrum Merger	—	1,950
Purchases of property and equipment	—	(628)
Purchase of Sympazan	—	(419)
Net cash (used in) provided by investing activities	(48,911)	3,097
Financing Activities
Payments related to the vesting and settlement of equity awards, net	(350)	(7,898)
Payment of contingent consideration	—	(24,194)
Payments in connection with 2027 Convertible Notes	—	(10,500)
Payment of direct transaction costs related to convertible debt inducement	—	(1,119)
Payment of Royalty Rights	—	(459)
Other financing activities	—	(31)
Net cash used in financing activities	(350)	(44,201)
Net (decrease) increase in cash and cash equivalents	(22,853)	8,500
Cash and cash equivalents at beginning of year	73,441	64,941
Cash and cash equivalents at end of year	$50,588	$73,441
Supplemental Disclosure of Cash Flow Information
Net cash paid for income taxes	$1,594	$4,031
Cash paid for interest	$2,600	$3,651

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio Holdings, Inc., is a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. The Company’s focus is on supporting patients by marketing products in oncology, neurology, and pain management.

The Company has built its product portfolio through the acquisition or licensing of approved products, including its lead product, ROLVEDON. The Company’s commercial capabilities include marketing through both a sales force and an omni-channel promotion model, market access through payor contracting, and trade and distribution. The Company’s primary marketed products include ROLVEDONTM (elflapegrastim-xnst) injection for subcutaneous use, Sympazan® (clobazam) oral film, INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, Otrexup® (methotrexate) injection for subcutaneous use, SPRIX® (ketorolac tromethamine) Nasal Spray, and CAMBIA® (diclofenac potassium for oral solution). To date, substantially all of the Company’s revenues are related to product sales in the United States (“U.S.”).

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries. Additionally, the use of “Assertio Therapeutics” or “Depomed” refers to Assertio Therapeutics, Inc. and/or its applicable subsidiary or subsidiaries.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and U.S. Securities and Exchange Commission (“SEC”) regulations for annual reporting. During 2024, the Company began to reclassify interest income from Other gain (loss) to Interest income on the Company’s Consolidated Statements of Comprehensive Loss. Prior period amounts have been reclassified to conform with the current period presentation.

In connection with the preparation of the financial statements for the year ended December 31, 2024, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within 12 months after the date of the issuance of these financial statements, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern for a period of 12 months after the date these financial statements were issued.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used in determining items such as product returns, rebates, the evaluation of impairment of intangible assets, the fair value of contingent consideration obligations, and income taxes. Estimates are also used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities as well as subsequent fair value measurements. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company, actual results could differ materially from these estimates.

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

Short-Term Investments

The Company considers all highly liquid investments with a maturity date at purchase of more than three months but less than one year to be short-term investments. The Company’s short-term investments consist of marketable securities, which could include commercial paper and U.S. Treasury securities. The Company has classified its short-term investments as trading securities. The short-term investments are recorded at fair value using Level 2 inputs, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets. Gains and losses on short-term investments are included in Interest income in the Consolidated Statements of Comprehensive Loss.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment. To date, the Company has not recorded an allowance for estimated expected credit losses since the majority of its product revenue comes from sales to a limited number of financially sound companies who have historically paid their balances timely, with resulting credit losses not historically being material. The need for an allowance for estimated expected credit losses is evaluated each reporting period based on the Company’s assessment of the creditworthiness of its customers or any other potential circumstances that could result in an allowance for estimated expected credit losses.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. The Company reviews its inventory for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and projected demand, and adjusts the value of that inventory as conditions warrant.

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

Intangible Assets

Intangible assets consist of product rights that are accounted for as definite-lived intangible assets subject to amortization. The Company determines the fair value of acquired intangible assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to, developing appropriate discount rates and estimating future cash flows from product sales and related expenses. The fair value recorded is amortized on a straight-line basis over the estimated useful life of the asset. The Company estimates the useful life of the assets by considering competition by products prescribed for the same indication, the expected lives of the patents held by the Company for the products, the likelihood and estimated future entry of non-generic and generic competition for the same or similar indication, and other related factors.

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

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation, when (or as) the performance obligation is satisfied. The Company assesses the term of the contract based upon the contractual period in which the Company has enforceable rights and obligations.

Variable consideration arising from sales or usage-based royalties, promised in exchange for a license of the Company’s intellectual property, is recognized at the later of (i) when the subsequent product sales occur or (ii) the performance obligation, to which some or all of the sales-based royalty has been allocated, has been satisfied.

Product Sales

The Company sells commercial products to wholesale distributors and specialty pharmacies. Product sales revenue is recognized when the customer has control of the product, which is when title has transferred to the customer and the customer has assumed the risks and rewards of ownership. These conditions typically occur upon delivery to the customer. The Company’s performance obligation is to deliver product to the customer, and the performance obligation is completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable sales tax and reserves for these product sales allowances. Receivables related to product sales are typically collected one to two months after delivery. As a result, the Company has elected to apply the practical expedient to not recognize a significant financing element for its contracts. Receivables may also include customer deductions for returns and chargebacks that are pending Company validation.

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

The Company’s product sales allowances include:

Product Returns - The Company allows customers to return product for credit with respect to that product within six months before and up to 12 months after the product expiration date. The Company estimates product returns based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. The Company does not assume financial responsibility for returns of any of its currently marketed products if those returns relate to sales of that product prior to the period of the Company’s ownership of the respective product, which are identified by specific lot numbers.

Shelf lives for the Company’s products, from the respective manufacture dates, for the Company’s products range from 24 months to 48 months. Because of the shelf life of the Company’s products and its return policy of issuing credits with respect to product that is returned within six months before and up to 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on net product sales and earnings in the period of adjustments.

Managed Care Rebates - The Company offers discounts under contracts with certain managed care providers. The Company generally pays managed care rebates one to three months after prescriptions subject to the rebate are filled.

Commercial Rebates - The Company offers certain group purchasing organization (“GPO”) rebates for end-user purchases made under contractual rebate percentage tier programs. Commercial rebates are based on (i) an estimate of end-user purchases through a GPO, (ii) the corresponding contractual rebate percentage tier the Company expects each GPO to achieve, and (iii) the Company’s estimate of the impact of any prospective rebate program changes made by the Company. The Company generally pays commercial rebates two to 12 months after qualifying purchases are made.

Government Rebates - The Company offers discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including Centers for Medicare and Medicaid Services’ Medicaid Drug Rebate Program and Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs. The Company generally pays government rebates three to 12 months after prescriptions subject to the rebate are filled. These rebates are subject to the Company’s active participation in the respective programs.

Wholesaler and Pharmacy Discounts—The Company offers contractually determined discounts to certain wholesale distributors and specialty pharmacies that purchase directly from it. These discounts are either taken off invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which the product was shipped to the customer.

Prompt Pay Discounts - The Company offers cash discounts to its customers (generally 2% of the sales price) as an incentive for prompt payment. Based on the Company’s experience, the Company expects its customers to meet the payment terms to earn the cash discount.

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

All of the Company’s product sales allowances are included in Accrued rebates, returns and discounts on the Consolidated Balance Sheets, except for prompt pay discounts, which are included as a reduction in Accounts receivable, net, on the Consolidated Balance Sheets.

Royalties and Milestone Revenue

For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalties revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty that has been allocated has been satisfied (or partially satisfied). The Company currently receives royalties based on sales of CAMBIA in Canada, which are recognized as revenue when the related sales occur as there are no continuing performance obligations by the Company under those agreements.

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

Loss Contingencies

The Company is currently involved in various lawsuits, claims, investigations, and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. For matters where a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. For the matters described in Note 8, Commitments and Contingencies, in which the Company believes a loss is both reasonably possible and estimable, an estimate of the loss or range of loss is provided, if material. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases, assessments of the likelihood of damages, and the advice of counsel, and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. Provisions for loss contingencies are recorded in Selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Loss and the related accruals are recorded in Accrued liabilities in the Company’s Consolidated Balance Sheets.

Contingent Consideration Obligations

The Company has issued contingent value rights (“CVRs”) as part of the Spectrum acquisition and future royalties to an affiliate of CR Group L.P. as part of the Company’s merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”). See Note 2, Acquisitions and Note 13, Fair Value, for further details. Both are contingent consideration obligations of the Company.

The fair values of each of the contingent consideration obligations are remeasured each reporting period, with changes in the fair values resulting from changes in the respective underlying inputs being recognized in operating expenses until both the contingent arrangements are settled. Both are based on significant inputs not observable in the market and thus represent Level 3 measurements.

Leases

In accordance with ASC 842, Leases, the Company assesses contracts for lease arrangements at inception. Operating right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date equal to the present value of future lease payments using the implicit or incremental borrowing rate based on the information readily available at the commencement date. ROU assets include any lease payments as of commencement and initial direct costs but exclude any lease incentives. Lease and non-lease components are generally accounted for separately and the Company recognizes operating lease expense straight-line over the term of the lease.

The Company accounts for operating leases with an initial term of 12 months or less on a straight-line basis over the lease term in the Consolidated Statements of Comprehensive Loss. ROU assets and liabilities are not recorded for these leases.

Stock-Based Compensation

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and options, and from time to time also includes performance-based RSUs and options. The Company accounts for forfeitures as they occur for each type of award. Stock-based compensation expense related to time-based RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The Company uses the Black-Scholes option valuation model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by the Company’s stock price as well as various assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate, and expected dividends over the expected term of the award. The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero coupon issues with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model. For performance-based options granted with vesting subject to performance conditions, the fair value of the award is determined at grant date using the Black-Scholes option valuation model, and expense is recognized ratably over the requisite performance period regardless of whether or not the performance condition is satisfied.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2024 and 2023 was $1.8 million and $4.4 million, respectively. Advertising costs are included in Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Loss.

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

Concentrations of Risk

The Company is subject to credit risk from its accounts receivable related to product sales. The three large, national wholesale distributors represent the majority of the Company’s business and represented the following percentage of consolidated revenue by customer and the percentage of accounts receivable by customer related to product shipments for the years ended December 31, 2024 and 2023.

	Consolidated revenue		Accounts receivable related to product sales
	Year Ended December 31,		As of December 31,
	2024	2023	2024	2023
Cencora (formerly AmerisourceBergen Corporation)	40%	35%	33%	57%
McKesson Corporation	30%	21%	42%	12%
Cardinal Health	8%	18%	6%	14%
Other significant customer	7%	10%	13%	10%
All others	15%	16%	6%	7%
Total	100%	100%	100%	100%

In addition, the Company is dependent upon third-party manufacturers to supply product for commercial use. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for all commercialized products. Such production arrangements could be adversely affected by a significant interruption which would negatively impact the supply of final drug product. The Company mitigates potential supply risks for all of its marketed products through inventory management and through exploring additional manufacturers to provide the Company’s marketed products.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 in the fourth quarter of 2024. The adoption of this guidance resulted in additional financial statement disclosures and had no impact on the Company’s results of operations or financial condition. See Note 15, Segments, for disclosures resulting from the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures ("ASU 2023-09"), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 may be applied either on a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the financial statements, of certain categories of expenses included in the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 may be applied either on a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20) ("ASU 2024-04"), which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual periods. ASU 2024-04 may be applied either on a prospective or retrospective basis, and early adoption is permitted. While the Company believes that ASU 2024-04 will not have a material impact on its consolidated financial statement disclosures, the Company has convertible notes (see Note 6, Debt, for further information) and has induced a conversion on those convertible notes in the past.

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

The CVRs represent a contingent consideration obligation measured at fair value and classified as a liability on the Company’s Consolidated Balance Sheets. The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach and is based on Level 3 inputs. Refer to Note 13, Fair Value, for additional information. Fair value is based on the probability of achievement of 2024 and 2025 annual ROLVEDON net sales milestones. Significant assumptions include the discount rate and the probability assigned to the achievement of the net sales milestones. Achievement of both the 2024 and 2025 annual ROLVEDON net sales milestones would obligate the Company to transfer a maximum of approximately $44.7 million of additional consideration. No additional consideration would be paid by the Company if neither the 2024 nor 2025 annual ROLVEDON net sales milestones are achieved.

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
(2)Adjustments made to the preliminary purchase price allocation to fair value primarily reflect completion of studies and other analyses necessary to determine the income tax effects of the net identifiable assets acquired and further refinement of the assumptions used in the valuation supporting the ROLVEDON product rights. These adjustments did not materially impact the Consolidated Statement of Comprehensive Loss in the period from July 31, 2023 through March 31, 2024.

The income approach was primarily used to value the acquired intangible assets, representing rights to Spectrum’s product ROLVEDON. Significant assumptions included the amount and timing of projected future cash flows; the discount rate selected to measure the inherent risk of future cash flows; and the assessment of the product’s life cycle and the competitive trends impacting the product. As of the Effective Date, the ROLVEDON product rights were to be amortized on a straight-line basis over its estimated useful life of 10 years.

There were no acquisition costs related to the Spectrum Merger recognized for the year ended December 31, 2024. Acquisition costs related to the Spectrum Merger were approximately $8.9 million for the year ended December 31, 2023.

The following unaudited pro forma information represents the Company’s results of operations as if the Spectrum Merger had been completed as of January 1, 2023 (in thousands) and includes nonrecurring adjustments for additional costs of sales from the fair value step-up of inventories and transaction costs. The disclosure of pro forma total revenues and net loss does not purport to indicate the results that would actually have been obtained had the Spectrum Merger been completed on the assumed date for the period presented, or which may be realized in the future. The unaudited pro forma information does not reflect any operating efficiencies or cost savings that may be realized from the integration of the acquisition.

Year Ended
December 31, 2023
Total revenues	$192,513
Net loss	$(380,272)
NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects total revenues for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Product sales, net:
ROLVEDON	$60,090	$18,175
INDOCIN products	26,761	87,217
Sympazan	10,457	9,938
Otrexup	8,842	12,026
SPRIX	7,624	9,150
CAMBIA	5,556	8,070
Other products	1,519	4,875
Total product sales, net	$120,849	$149,451
Royalties and milestone revenue	2,012	2,433
Other revenue	2,100	185
Total revenues	$124,961	$152,069

Product Sales, Net

As a result of the Spectrum Merger, the Company began recognizing ROLVEDON sales in August 2023.

Other product sales, net for the year ended December 31, 2023 include product sales for OXAYDO and Zipsor. As the Company ceased OXAYDO product sales beginning in September 2023, other product sales, net for the year ended December 31, 2024 represent only product sales of Zipsor.

Royalties and Milestone Revenue

In November 2010, the Company entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd.
(later known as Aralez Pharmaceuticals, Miravo Healthcare, and now Searchlight Pharma, or “Searchlight,” now owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. Searchlight independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized royalties revenue related to the CAMBIA licensing agreement $2.0 million for each of the years ended December 31, 2024 and 2023.

Under the license agreement, the Company’s royalties on net sales are reduced upon the launch of a generic version of CAMBIA in Canada. On February 22, 2024, Searchlight commenced a patent infringement action in Canadian federal court against a generic company seeking approval of a generic version of CAMBIA in Canada. On June 9, 2024, Searchlight commenced a second patent infringement action in Canadian federal court against a second generic company seeking approval of a generic version of CAMBIA in Canada. The Company’s royalties from Searchlight’s net sales of CAMBIA in Canada will be reduced if Searchlight’s patent infringement litigations fail to keep the generic from launching before the relevant patents expire.

The Company recognized no Milestone revenue associated with the completion of certain service milestones for the year ended December 31, 2024 and $0.4 million for the year ended December 31, 2023.

Other Revenue

Other revenue consists of adjustments to reserves for product sales allowances (gross-to-net sales allowances) for previously divested products and can result in a reduction to, or an increase to, total revenues during the period. Sales adjustments for reserves recorded in prior periods for previously divested products increased total revenue by $2.1 million and $0.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Additionally, adjustments to revenue recognized as a result of changes in estimates for the Company’s gross-to-net sales allowances for products sold in previous periods were approximately 3% and 3% of Total product sales, net, for the years ended December 31, 2024 and 2023, respectively.
NOTE 4. SUPPLEMENTAL BALANCE SHEET DETAILS

Accounts Receivable, Net

As of December 31, 2024 and 2023, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $1.2 million and $0.9 million, respectively.

Inventories, Net

The following table reflects the components of inventories, net, as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Raw materials	$15,524	$10,537
Work-in-process	4,900	2,239
Finished goods	17,884	24,910
Total inventories, net	$38,308	$37,686

The Company writes down the value of inventory for potential excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of December 31, 2024 and 2023, inventory reserves were $8.7 million and $6.8 million, respectively.

Prepaid and Other Current Assets

The following table reflects prepaid and other current assets as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Prepaid assets and deposits	$9,764	$11,973
Other current assets	303	299
Total prepaid and other current assets	$10,067	$12,272

Other current assets includes the Company’s investment in NES Therapeutic, Inc. (“NES”). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES. Pursuant the terms of the Note Agreement, the Company purchased, for total consideration of $3.0 million, a Convertible Secured Promissory Note of $3.0 million in aggregate principal (the “NES Note”) which accrues interest annually at a rate of 10%. Both the aggregate principal and accrued interest were due at maturity on August 2, 2024, which was subsequently amended to mature on May 16, 2025. Pursuant to the Note Agreement, the NES Note is convertible into equity based on (i) U.S. Food and Drug Administration (“FDA”) acceptance of its New Drug Application (“NDA”), (ii) initiation of any required clinical trials by NES, or (iii) a qualified financing event by NES, as defined in the Note Agreement. This investment is accounted as a loan receivable and is valued at amortized cost. As of both December 31, 2024 and 2023, the Company has assessed an estimated $3.5 million expected credit loss on its investment, representing the entire aggregate principal amount and outstanding interest on the NES Note, based on its evaluation of probability of default that exists.

Property and Equipment, Net

The following table reflects property and equipment, net as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Furniture and office equipment	$1,412	$1,908
Laboratory equipment	20	20
Leasehold improvements	2,551	2,945
Construction in progress	—	528
	3,983	5,401
Less: Accumulated depreciation	(3,397)	(4,631)
Property and equipment, net	$586	$770

Depreciation expense was $0.2 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. Depreciation expense is recognized in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss.

Other Long-Term Assets

The following table reflects other long-term assets as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Operating lease right-of-use assets	$1,125	$1,269
Prepaid asset and deposits	1	1,289
Other	—	697
Total other long-term assets	$1,126	$3,255

Accrued Liabilities

The following table reflects accrued liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Accrued compensation	$3,260	$2,438
Accrued restructuring (See Note 16)	1,187	4,378
Other accrued liabilities	12,310	9,492
Interest payable	867	867
Accrued royalties	1,223	1,038
Total accrued liabilities	$18,847	$18,213

Other Long-Term Liabilities

The following table reflects other long-term liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
ROLVEDON product royalties	$5,479	$9,224
Noncurrent operating lease liabilities	1,122	1,470
Liability for uncertain tax provisions	2,337	4,553
Deferred employee retention credits	1,212	1,212
Total other long-term liabilities	$10,150	$16,459

NOTE 5. INTANGIBLE ASSETS

Intangible Assets

The following table reflects the gross carrying amounts and net book values of intangible assets as of December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31, 2024					December 31, 2023
Product rights	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
ROLVEDON	3.0	$63,405	$(11,336)	$—	$52,069	$220,500	$(5,270)	$(157,095)	$58,135
INDOCIN	0.5	65,605	(58,328)	—	7,277	154,100	(44,814)	(88,494)	20,792
Sympazan	9.8	14,550	(2,627)	—	11,923	14,550	(1,415)	—	13,135
Otrexup	0.0	16,364	(11,147)	(5,217)	—	44,086	(10,103)	(27,723)	6,260
SPRIX	2.4	32,673	(23,471)	—	9,202	39,000	(19,663)	(6,327)	13,010
Total Intangible Assets		$192,597	$(106,909)	$(5,217)	$80,471	$472,236	$(81,265)	$(279,639)	$111,332

Amortization expense was $25.6 million and $27.5 million for the years ended December 31, 2024 and 2023, respectively.

Effective April 1, 2024, the Company revised the remaining estimated useful life of the INDOCIN product rights intangible asset to 1.3 years, which the Company believes better reflects the realization of the economic benefit of the intangible asset. The impact of this change in estimate is reflected in the Company’s expected future amortization expense disclosed below.

Effective December 31, 2024, the Company revised the remaining estimated useful life of the ROLVEDON product rights intangible asset to three years, which the Company believes better reflects the realization of the economic benefit of the intangible asset. The impact of this change in estimate is reflected in the Company’s expected future amortization expense disclosed below.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2025	$29,653
2026	22,377
2027	20,155
2028	1,213
2029	1,213
Thereafter	5,860
Total	$80,471

During each of the three months ended December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, the Company determined that the book value of the Company’s equity exceeded its market capitalization, which management determined represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets at the product level at each date. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at each impairment testing date. The Company then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at each date.
For the assessment performed for the three months ended December 31, 2024, the Company determined that the fair value of the Otrexup asset group was less than its carrying value and recognized an impairment loss for this asset group of approximately $5.2 million, reducing its carrying value to zero. This impairment charge is classified within Loss on impairment of intangible assets in the Consolidated Statements of Comprehensive Loss. The fair values of the Otrexup asset group was determined using an income approach and used Level 3 inputs, which included estimates of forecasted cash flows for each product. For all of the Company’s other asset groups, the estimated undiscounted cash flows exceeded their carrying amounts, and the Company concluded that the other asset groups were fully recoverable. Accordingly, no adjustment to the carrying values of these other asset groups was required.
For the assessments performed for each of the three months ended September 30, 2024, June 30, 2024 and March 31, 2024, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the Company’s long-lived asset groups at each impairment testing date. Accordingly, the Company concluded that the long-lived asset groups were fully recoverable and no adjustment to their carrying values was required.
During each of the three months ended December 31, 2023 and September 30, 2023, the Company performed an assessment of the recoverability and impairment of its long-lived assets as a result of the book value of the Company’s equity exceeding its market capitalization, which management determined represented an indicator of impairment. Similar to each of the assessments performed in each quarter of 2024, for the three months ended December 31, 2023 management assessed the recoverability of its long-lived assets at the product level. For the three months ended September 30, 2023, management assessed the recoverability of its long-lived assets at the entity level. The change in the identification of asset groups was due to strategic changes to the Company’s operating cost structure through the reduction of shared costs that had occurred by the fourth quarter of 2023. In each case, management determined that the fair value of the identified asset group(s) was not fully recoverable and was less than each of their carrying values and recognized an impairment loss for the asset group(s). For the three months ended December 31, 2023, the Company recognized an impairment loss for the INDOCIN and Otrexup product asset groups of approximately $36.0 million and $4.8 million, respectively. For the three months ended September 30, 2023, management concluded that the fair value of the entity level asset group was less than its carrying value and recognized an impairment loss of approximately $238.8 million, which was allocated to the intangible assets of the group.

NOTE 6. DEBT

As of December 31, 2024 and 2023, long-term debt, net, consisted entirely of the carrying value of the Company’s 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) of $38.8 million and $38.5 million, respectively.

6.5% Convertible Senior Notes due 2027

On August 22, 2022, Assertio entered into a purchase agreement (the “Purchase Agreement”), with U.S. Bank Trust Company as the trustee of the initial purchasers (the “Initial Purchasers”) to issue $60.0 million in aggregate principal amount of the 2027 Convertible Notes. Under the Purchase Agreement, the Initial Purchasers were also granted an overallotment option to purchase up to an additional $10.0 million aggregate principal amount of the 2027 Convertible Notes solely to cover overallotment (the “Overallotment Option”) within a 13-day period from the date the initial 2027 Convertible Notes were issued. On August 24, 2022, the Initial Purchasers exercised the Overallotment Option in full for the $10.0 million aggregate principal of additional 2027 Convertible Notes. The 2027 Convertible Notes are senior unsecured obligations of the Company.

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes (the “Convertible Note Exchange”). As a result of the Convertible Note Exchange in the first quarter of 2023, the Company recorded an induced conversion expense of approximately $8.8 million and direct transaction costs of approximately $1.1 million, the total of which is reported in Debt-related expenses in the Company’s Consolidated Statements of Comprehensive Loss for the year ended December 31, 2023. The induced conversion expense represents the fair value of the consideration transferred in the Convertible Note Exchange in excess of the fair value of common stock issuable under the original terms of the 2027 Convertible Notes.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). The terms of the 2027 Convertible Notes allow for conversion into the Company’s common stock, cash, or a combination of cash and common stock, at the Company’s election only, at an initial conversion rate of 244.2003 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $4.09 per share), subject to adjustments specified in the 2027 Convertible Note Indenture. The 2027 Convertible Notes will mature on September 1, 2027, unless earlier repurchased or converted. Starting on September 8, 2025, the Company may also redeem the 2027 Convertible Notes for cash equal to the principal amount, plus accrued and unpaid interest, if the closing price of the Company’s common stock has been at least 130% of the conversion price noted above then in effect for at least 20 trading days during any 30 consecutive trading day period.

Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of December 31, 2024.

The 2027 Convertible Notes bear interest at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year.

The following table reflects the carrying balance of the 2027 Convertible Notes as of December 31, 2024 and 2022 (in thousands):

	December 31,
	2024	2023
Principal balance	$40,000	$40,000
Derivative liability for embedded conversion feature	168	308
Unamortized debt issuance costs	(1,355)	(1,794)
Carrying balance	$38,813	$38,514

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method with an effective interest rate determined to be 7.8%. During each of the years ended December 31, 2024 and 2023, the Company amortized $0.4 million of the debt discount on the 2027 Convertible Notes.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. See Note 13, Fair Value, for further details around the estimated fair value of the derivative liability. All of the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s consolidated financial statements.

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Consolidated Statements of Comprehensive Loss as of December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Interest on 2027 Convertible Notes	$2,600	$2,925
Amortization of debt issuance costs	439	455
Total interest expense	$3,039	$3,380
NOTE 7. LEASES

The Company has a non-cancelable operating lease for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). On May 1, 2023, the Company amended the Lake Forest Lease to reduce the size of leased premises and extend the term of the lease through December 31, 2030. Additionally, in connection with the Spectrum Merger, the Company assumed leases for two facilities and certain office equipment which Spectrum had previously been the lessee (See Note 16, Restructuring Charges).

The following table reflects lease expense and sublease income for the years ended December 31, 2024 and 2023 (in thousands):

		Year ended December 31,
	Financial Statement Classification	2024	2023
Operating lease cost	Selling, general and administrative expenses	$256	$229
The following table reflects supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$1,058	$717

The following table reflects supplemental balance sheet information related to leases as of December 31, 2024 and 2023 (in thousands):

		December 31,
	Financial Statement Classification	2024	2023
Assets
Operating lease right-of-use assets	Other long-term assets	$1,125	$1,269
Liabilities
Current operating lease liabilities	Other current liabilities	$331	$928
Noncurrent operating lease liabilities	Other long-term liabilities	1,122	1,470
Total lease liabilities		$1,453	$2,398

    The following table reflects other operating lease information as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Weighted-average remaining lease term (years):	5.2	4.6
Weighted-average discount rate:	6.8%	5.7%
    The following table reflects future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2024 (in thousands):

Lease Payments
2025	$412
2026	307
2027	243
2028	253
2029	263
Thereafter	274
Total lease payments	$1,752
Less: Interest	299
Present value of lease liabilities	$1,453

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

In February 2025, the Company amended the Jubilant HollisterStier Agreement to reduce the minimum number of batches of SPRIX required to be purchased. Commitments to JHS for the 2024 and 2025 calendar years are approximately $1.5 million in total.

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

Hanmi Supply Agreement

In connection with the Spectrum Merger, the Company assumed a Manufacturing and Supply Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) pursuant to which the Company engaged Hanmi to provide certain services related to the manufacture and supply of ROLVEDON for the Company’s commercial use. The Company has agreed to purchase a minimum number of batches totaling approximately $19.1 million in 2024 and $3.8 million in 2025. The Company purchased $21.1 million of inventory from Hanmi during the year ended December 31, 2024.

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

Glumetza Antitrust Litigation

Direct purchaser antitrust class actions were filed in the U.S. District Court for the Northern District of California against the Company and several other defendants relating to the Company’s former drug Glumetza®. On February 3, 2022, the U.S District Court for the Northern District of California issued its final order approving a settlement of the direct purchaser class plaintiffs’ claims against the Company in return for $3.85 million.

Humana Inc. (“Humana”) was initially a plaintiff in the direct purchaser class action in the U.S. District Court for the Northern District of California, but withdrew its claims and filed claims under state law against the Company and the same defendants in the Superior Court of the State of California for the County of Alameda (“California Superior Court of Alameda”) in February 2021. Health Care Service Corporation (“HCSC”) filed a similar complaint in the California Superior Court of Alameda in April 2022.

These antitrust cases arise out of a Settlement and License Agreement (the “Settlement”) that the Company, Santarus, Inc. (“Santarus”) and Lupin Limited (“Lupin”) entered into in February 2012 to resolve patent infringement litigation filed by the Company against Lupin regarding Lupin’s Abbreviated New Drug Application for generic 500 mg and 1000 mg tablets of Glumetza. The antitrust plaintiffs alleged, among other things, that the Settlement violated the antitrust laws because it included a “reverse payment” in the form of an alleged agreement not to launch an authorized generic version of Glumetza for a certain period that caused Lupin to delay market entry of its generic version of Glumetza. The antitrust plaintiffs allege that the defendants, which include Lupin as well as Bausch Health (the alleged successor in interest to Santarus), are liable for damages under the antitrust laws for overcharges that the antitrust plaintiffs allege they paid when they purchased the branded version of Glumetza due to delayed generic entry. Plaintiffs seek treble damages for alleged past harm, attorneys’ fees and costs.

During the third quarter of 2024, the Company reached an agreement in principle to settle the claims asserted by Humana and HCSC in the California state court lawsuits, the terms of which are confidential. A liability has been recorded for the agreement in principle, which will not have a material impact to the Company’s Consolidated Financial Statements. The trial in these lawsuits has been removed from the court’s calendar pending finalization of the definitive settlement agreement.

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

State Opioid Litigation

Related to the federal cases noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Delaware, Missouri, New York, Pennsylvania, Texas and Utah. Plaintiffs may file additional lawsuits in which the Company may be named. In the pending cases involving Assertio Therapeutics, plaintiffs are asserting state common law and statutory claims against the defendants, and the majority of those cases are similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. Assertio Therapeutics has reached a confidential settlement with the plaintiff in one of the state court cases (Tarnopol, et al. v. Janssen Pharmaceuticals, Inc, et al., Case No. 002584, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division), which did not have a material impact on the Company’s Consolidated Financial Statements. The other state lawsuits in which Assertio Therapeutics has been served are generally each at an early stage of proceedings. Assertio Therapeutics intends to defend itself vigorously in these matters.

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

Assertio Therapeutics and DOJ entered negotiations around a potential settlement of the qui tam lawsuit, leading to a mediation on December 2, 2024. Following the conclusion of the mediation, Assertio Therapeutics and DOJ reached a settlement in principle. On December 9, 2024, DOJ filed a motion with the district court requesting a 90-day stay of the qui tam lawsuit to allow the parties to finalize settlement terms and obtain the necessary approvals. An expense and liability has been recorded for this settlement in principle to the Company’s consolidated financial statements for the year ended December 31, 2024.

Insurance Litigation

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

During the second quarter of 2024, Assertio Therapeutics settled with Woodruff and received $1.9 million in connection with its claims for insurance reimbursement for previous opioid-related legal expenses, which was recognized within Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024. Pursuant to the terms of the settlement, the complaint filed against Woodruff was dismissed with prejudice.

Stockholder Actions

Shapiro v. Assertio Holdings, Inc., et al., U.S. District Court, Northern District of Illinois, Case No. 1:24-cv-00169. On January 5, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Assertio and certain of its current and former executive officers made false or misleading statements and failed to disclose material facts regarding the likely impact of INDOCIN sales and the Spectrum Merger on Assertio’s profitability. On April 11, 2024, the court appointed Continental General Insurance Company as the lead plaintiff. The plaintiffs filed an amended complaint on June 10, 2024, that names as defendants Assertio and certain of its current and former officers and directors, and Spectrum and certain of its former officers and directors. It alleges violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) between March 9, 2023 and January 3, 2024, and violations of Sections 14(a) and 20(a) of the Exchange Act in connection with the proxy statement issued in connection with the Spectrum Merger. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. The defendants filed their motion to dismiss on August 9, 2024; the plaintiffs filed their opposition brief on October 10, 2024; and the defendants filed their reply brief on November 14, 2024. The Company intends to vigorously defend itself in this matter.

Edwards v. Assertio Holdings, Inc., et al., Court of Chancery of the State of Delaware, Case No. 2024-0151. On February 19, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that certain former officers and directors of Spectrum breached their fiduciary duties in connection the Spectrum Merger and that Guggenheim Securities LLC and Assertio aided and abetted such fiduciary duty breaches. The court heard oral argument on the defendants’ motion to dismiss on January 7, 2025, and entered an order granting the defendants’ motion on January 8, 2025. The plaintiff’s deadlines to seek reconsideration and to appeal the dismissal order passed without any further action by the plaintiff.

In re Assertio Holdings, Inc. Derivative Litigation, U.S. District Court, Delaware, Case No. 1:24-cv-00383-UNA. Two putative stockholder derivative actions (Jung v. Peisert, et al., U.S. District Court, Delaware, Case No. 1:24-cv-00383-UNA, filed on March 26, 2024, and Hollin v. Mason, et al., U.S. District Court, Delaware, Case No. 1:24-cv-00785-UNA, filed on July 3, 2024) were filed against the Company (as a nominal defendant) and certain of its current and former executive officers and directors. The stockholder derivative complaints allege, inter alia, that (1) certain of the Company’s current and former executive officers and directors are liable to the Company, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, relating to the same underlying claims as the Shapiro class action (discussed above), (2) certain of the Company’s current and former officers and directors breached their fiduciary duties, and committed acts of gross mismanagement, abuse of control, or were unjustly enriched, and (3) certain of the Company’s directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about such matters. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. On September 5, 2024, the court consolidated the two stockholder derivative actions under the caption In re Assertio Holdings, Inc. Derivative Litigation. On November 4, 2024, the parties filed a stipulation agreeing to stay the consolidated action pending proceedings in the Shapiro class action. On November 5, 2024, the court entered an order staying the consolidated action pursuant to the parties’ stipulation.

Jung v. Lebel, et al., Court of Chancery of the State of Delaware, Case No. 2024-0821 and Jung v. Turgeon, et al., Court of Chancery of the State of Delaware, Case No. 2024-0822. On August 5, 2024, alleged former Spectrum stockholder and current Assertio stockholder Jung (the same plaintiff who previously filed Jung v. Peisert, et. al., in Delaware federal court, as discussed above) filed two stockholder derivative complaints in the Delaware Chancery Court against certain former Spectrum officers and directors and naming both Assertio and Spectrum as nominal defendants. The complaints are, respectively, largely duplicative of the allegations in (1) the ongoing Christiansen shareholder class action in the Southern District of New York (discussed below), and (2) the ongoing Luo shareholder class action in the District of Nevada (discussed below). Jung previously raised these allegations in demand letters to Assertio’s Board of Directors (“the Board”), demanding that the Board take legal action against the individuals now named in these complaints. In response to Jung’s demand letters, the Board retained independent counsel, considered Jung’s demands, and provided a substantive response explaining the Board’s reasons for denying Jung’s demands. These complaints now allege that the Board wrongfully refused his demands. The individual defendants have not yet been served with either complaint. Assertio and Spectrum have been served with and moved to dismiss both complaints. Briefing schedules on the motions to dismiss have not been set.

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its Biologic License Application (“BLA”) to the FDA for ROLVEDON in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On October 7, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. Some of the claims were dismissed with prejudice, and some claims plaintiffs are permitted to replead. The parties have scheduled mediation for March 20, 2025 (the “March 20 mediation”). Pursuant to the current scheduling order in the case, the parties are engaged in certain defined discovery prior to the March 20 mediation. If the parties are unable to reach an agreement resolving the case at the March 20 mediation, the lead plaintiff will have an opportunity by April 4, 2025, to amend certain aspects of its complaint that were dismissed without prejudice. In the event the lead plaintiff exercises its option to amend its complaint, the parties will have seven days thereafter to confer on and submit a proposed schedule for briefing the defendants’ anticipated motion to dismiss or other responsive filing. In the event the lead plaintiff does not exercise its option to amend, the defendants’ answer will be due on April 25, 2025. The lead plaintiff’s motion for class certification is due on May 30, 2025, and fact discovery is scheduled to be complete by December 18, 2025. Trial has not yet been scheduled. The Company intends to vigorously defend itself in this matter.

Christiansen v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292 (filed December 5, 2022 in the U.S. District Court for the Southern District of New York) (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. The Court consolidated the three New York lawsuits and entered an order designating Steven Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. On January 23, 2024, the Court granted the defendants’ motion to dismiss as to five of the challenged statements but denied the motion to dismiss as to two specific statements. On October 25, 2024, a Spectrum stockholder (Ayoub) filed a substantially similar putative securities class action complaint asserting the same claims against the same defendants on behalf of the same alleged class as the New York Action. On October 30, 2024, Christiansen and Ayoub jointly moved for class certification and for appointment as class representatives in the New York Action. On November 4, 2024, defendants moved to disqualify Christiansen from serving as lead plaintiff and for a stay of proceedings pending appointment of a substitute lead plaintiff. On November 6, 2024, the Court entered an order staying both cases pending resolution of the defendants’ motion to disqualify Mr. Christiansen as lead plaintiff, which is now fully briefed and remains pending. The Company intends to vigorously defend itself in this matter.

Csaba v. Turgeon, et. al. (filed December 15, 2021 in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al. (filed March 15, 2022 in the U.S. District Court District of Nevada); Johnson v. Turgeon, et. al. (filed March 29, 2022 in the U.S. District Court District of Nevada); Raul v. Turgeon, et. al. (filed April 28, 2022 in the U.S. District Court District of Delaware); and Albayrak v. Turgeon, et. al. (filed June 9, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against Spectrum (as a nominal defendant) and certain of Spectrum’s former executive officers and directors. Following the decision on the motion to dismiss in the Luo class action, the stays were lifted by the Nevada court on October 7, 2024. The defendants then requested that the plaintiffs voluntarily agree to dismiss these suits for lack of standing and the Csaba, Schumacher, Johnson, Raul and Albayrak suits have now all been dismissed by agreement on this basis.

Enyart v. Assertio Holdings, Inc., et. al., In the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, Case No. 2024LA00000842. On November 8, 2024, this putative securities class action lawsuit was filed by an alleged former Spectrum shareholder who received Assertio shares in the Spectrum Merger, alleging that Assertio and certain of its current and former officers and directors violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the registration statement for the Assertio shares issued in connection with the Spectrum Merger. In general terms, the complaint alleges that the registration statement contained misrepresentations and omissions related to the value of adding ROLVEDON to Assertio’s portfolio of products. The complaint seeks compensatory damages, rescission or a recessionary measure of damages, interest, costs, attorneys’ fees, expert witness fees, and other unspecified equitable relief. On February 21, 2025, the defendants moved to dismiss the complaint. The Company intends to vigorously defend itself in this matter.

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company's 401(k) Employee Savings Plan (the “401(k) Plan") is available to U.S. employees meeting certain eligibility criteria. The Company has elected to make matching contributions in an amount equal to 100% of elective deferral contributions that are not over 5% of compensation. The Company may make discretionary matching contributions for employees.

The Company recognized expense of $0.6 million and $0.4 million related to its matching contributions made to the 401(k) Plan during the years ended December 31, 2024 and 2023, respectively. The Company's common stock is not an investment option available to participants in the 401(k) Plan.

NOTE 10. STOCK-BASED COMPENSATION

For the years ended December 31, 2024 and 2023, stock-based compensation expense of $5.0 million and $9.2 million, respectively, was recognized in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. The recognized tax benefits on total stock-based compensation expense was $1.2 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had $2.2 million and $3.8 million of total unrecognized compensation expense related to RSU and stock option grants, respectively, that will be recognized over a weighted-average vesting period of 1.67 years and 2.00 years, respectively.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan was adopted by the Board of Directors and approved by the shareholders in May 2014, and subsequently amended and restated through May 2024 (so as amended and restated, the “2014 Amended Plan”). The 2014 Amended Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance awards to the employees, non-employee directors and consultants of the Company. At December 31, 2024, the number of shares authorized under the 2014 Amended Plan was 20,135,000 shares, of which 7,501,136 were available for future issuance.

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

Inducement Incentive Plan

Under the Company’s Inducement Incentive Plan adopted by the Board of Directors (the “Inducement Plan”), the Company grants time-based RSUs and stock options to recipients thereof as an inducement material to each respective recipient’s entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). These inducement awards are subject to such employee’s continued service relationship with the Company, with terms and conditions substantially identical to the terms and conditions of the 2014 Amended Plan and the award agreements pursuant to which they were granted. The time-based RSUs and options vest on an annual basis over three years beginning on the anniversary of each individual’s applicable employment commencement date. At December 31, 2024, the number of shares authorized under the Inducement Plan was 3,820,547 shares, of which 647,087 were available for future issuance.

Time-Based Stock Options

The following table reflects assumptions used to calculate the fair value of time-based stock option grants under the 2014 Amended Plan and the Inducement Plan for the years ended December 31, 2024 and 2023:

	December 31,
	2024			2023
Risk-free interest rate	3.56%	—	4.54%	3.38%	—	4.79%
Dividend yield	—%			—%
Expected option term (in years)	4.0	—	6.0	4.0	—	6.0
Expected stock price volatility	125%	—	138%	120%	—	141%

The weighted-average grant date fair value of time-based stock options granted during the years ended December 31, 2024 and 2023 was $0.83 and $4.35 per option share, respectively. Total grant date fair value of options that vested during the years ended December 31, 2024 and 2023 was $3.3 million and $1.6 million, respectively. There were no time-based stock options exercised during the year ended December 31, 2024. The total intrinsic value of options exercised during the year ended December 31, 2023 was $0.7 million, and net cash received from stock options exercised during the year ended December 31, 2023 was $0.2 million.

The following tables reflects the time-based stock option activity for the year ended December 31, 2024 (dollar amounts in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	3,797,819	$3.00
Options granted	5,814,391	$0.93
Options exercised	—	$—
Options forfeited	(661,489)	$2.71
Options expired	(1,481,672)	$2.71
Options outstanding as of December 31, 2024	7,469,049	$1.48	8.6	$177
Options vested and expected as of vest at December 31, 2024	7,469,049	$1.48	8.6	$177
Options exercisable as of December 31, 2024	2,042,172	$2.29	7.5	$—

Time-Based Restricted Stock Units

The following table reflects the time-based RSU activity for the year ended December 31, 2024 (dollar amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock units as of December 31, 2023	2,459,876	$3.62
Granted	1,845,598	$0.90
Vested	(1,234,275)	$3.59
Forfeited	(559,958)	$2.93
Non-vested restricted stock units as of December 31, 2024	2,511,241	$1.79	1.1

Time-based RSUs generally vest over one or 3 years, with 100% or 33% of each award vesting annually, respectively. The total grant date fair value of time-based RSUs that vested during the years ended December 31, 2024 and 2023 was $4.4 million and $4.0 million, respectively.

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

All the Performance Options issued remain vested and outstanding as of December 31, 2024.

The Company recognized stock-based compensation expense associated with the Performance Awards ratably over the derived service period of one year. The total fair value of Performance Awards that vested during the year ended December 31, 2024 and 2023 was zero and $4.0 million, respectively.

Other Equity Incentive Plans

The Company’s other equity incentive plans as of December 31, 2024 include the Second Amended and Restated 2004 Equity Incentive Plan (“2004 Plan”) and the Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan (the “2019 Zyla Plan”). Neither plan was utilized for new equity grants during the years ended December 31, 2024 and 2023, as they have no more shares available for future issuance.

NOTE 11. SHAREHOLDERS' EQUITY

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

Exchanged Convertible Notes

In connection with the Convertible Note Exchange (See Note 6, Debt) in the first quarter of 2023, the Company paid an aggregate of $10.5 million in cash and issued an aggregate of approximately 7.0 million shares of its common stock in partial settlement of the 2027 Convertible Notes (the “Exchanged Notes”). The Company did not receive any cash proceeds from the issuance of the shares of its common stock but recognized additional paid-in capital of $28.3 million during the year ended December 31, 2023 related to the common stock share issuance, net of approximately $1.6 million of unamortized issuance costs related to the Exchanged Notes.

NOTE 12. NET LOSS PER SHARE

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

The Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share for the years ended December 31, 2024 and 2023, because to do so would be anti-dilutive. Therefore, for the years ended December 31, 2024 and 2023, basic and diluted net loss per common share were the same.

The following table reflects the calculation of basic and diluted net loss per common share for the years ended December 31, 2024 and 2023 (in thousands, except for per share amounts):

	Year ended December 31,
	2024	2023
Basic and diluted net loss per share
Net loss	$(21,581)	$(331,942)
Weighted-average common shares and warrants outstanding	95,271	71,031
Basic and diluted net loss per share	$(0.23)	$(4.67)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share for the years ended December 31, 2024, and 2023, because to do so would be anti-dilutive (in thousands):

	Year ended December 31,
	2024	2023
Convertible notes	9,768	10,932
Stock-based awards and equivalents	9,524	7,474
Total potentially dilutive common shares	19,292	18,406

NOTE 13. FAIR VALUE

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

The following tables reflect the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

December 31, 2024	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$3,897	$—	$3,897
Money market funds	Cash and cash equivalents	46,163	—	—	46,163
Short-term investments:
U.S. Treasuries	Short-term investments	—	49,466	—	49,466
Total		$46,163	$53,363	$—	$99,526
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$726	$726
Derivative liability	Long-term debt	—	—	168	168
Total		$—	$—	$894	$894

December 31, 2023	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$35,458	$—	$35,458
U.S. Government agencies	Cash and cash equivalents	—	3,294	—	3,294
Money market funds	Cash and cash equivalents	32,534	—	—	32,534
Total		$32,534	$38,752	$—	$71,286
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$2,700	$2,700
Derivative liability	Long-term debt	—	—	308	308
Total		$—	$—	$3,008	$3,008

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

Short-Term Investments

The Company’s short-term investments are recorded at fair value using Level 2 inputs, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets.

Unrealized gains and losses from short-term investments classified as trading securities recognized by the Company for the year ended December 31, 2024 were immaterial. The Company had no short-term investments classified as trading securities during the year ended December 31, 2023.

Contingent Consideration Obligation

Spectrum Merger Contingent Value Rights

In connection with the Spectrum Merger, the Company issued CVRs (See Note 2, Acquisitions) that represent a contingent consideration obligation that is measured at fair value.

The initial fair value of the CVRs determined as of the Effective Date was $3.9 million. As of both December 31, 2024 and 2023, the fair value of the Company’s CVR contingent consideration obligation was determined by the Company to be zero. Accordingly, during the year ended December 31, 2023, the Company recognized a benefit of $3.9 million for the change in fair value of the CVR contingent consideration, which was recognized in Change in fair value of contingent consideration in the Company’s Consolidated Statements of Comprehensive Loss. The Company recognized no expense or benefit for the change in fair value of the CVR contingent consideration during the year ended December 31, 2024. No expense was recognized for the 2024 CVRs potential payment as the threshold for ROLVEDON net sales was not met during the year ended December 31, 2024.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2024 and 2025 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of both December 31, 2024 and 2023 included updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

Zyla Merger Contingent Consideration Obligation

In connection with the Zyla Merger, the Company assumed a contingent consideration obligation which is measured at fair value. The Company has obligations to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration obligations to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of December 31, 2024 and December 31, 2023, the fair value of the INDOCIN product contingent consideration obligation was $0.7 million and $2.7 million, respectively, and has been classified as Contingent consideration, current in the Company’s Consolidated Balance Sheets.

During the years ended December 31, 2024 and 2023, the Company recognized benefits of $0.2 million and $21.6 million, respectively, for the change in fair value of contingent consideration obligation incurred in the Zyla Merger, which was recognized in Change in fair value of contingent consideration in the Company’s Consolidated Statements of Comprehensive Loss. The fair value of the contingent consideration incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product net sales through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2024 included updated projections of future INDOCIN product net sales.
The following table summarizes changes in fair value of the Company’s contingent consideration obligations that is measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024, and 2023 (in thousands):

	December 31,
	2024	2023
Fair value, beginning of the period	$2,700	$48,500
Fair value of contingent consideration incurred in Spectrum Merger	—	3,932
Change in fair value of contingent consideration recorded within Costs and expenses	(244)	(25,538)
Cash payment related to contingent consideration	(1,730)	(24,194)
Fair value, end of the period	$726	$2,700

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. The significant assumption used in the binomial lattice model is a credit spread of 10.5%.

The following table summarizes the change in fair value of the derivative liability that is measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Fair value, beginning of the period	$308	$252
Change in fair value of derivative liability recorded within costs and expenses	(140)	56
Fair value, end of the period	$168	$308

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the carrying cost of each approximates its fair value. As of December 31, 2024, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion feature, was approximately $34.8 million, compared to a par value of $40.0 million. As of December 31, 2023, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $35.7 million, compared to a par value of $40.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of December 31, 2024 and December 31, 2023 based on a market approach which uses Level 2 inputs.

NOTE 14. INCOME TAXES

The following table reflects Net loss before income taxes by source for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023

U.S.	$(21,529)	$(254,054)
Outside the U.S.	—	—
Net loss before income taxes	$(21,529)	$(254,054)

The following table reflects the income taxes for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Current:
Federal	$(981)	$829
State	1,033	858
Total current taxes	$52	$1,687
Deferred:
Federal	$—	$62,883
State	—	13,318
Total deferred taxes	—	76,201
Total income tax expense	$52	$77,888

The following table reflects a reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Tax at federal statutory rate	$(4,522)	$(53,352)
State tax, net of federal benefit	(232)	(8,217)
Disallowed officers' compensation	9	938
Non-deductible transaction cost	—	969
Deferred tax adjustments	(19,436)	—
Stock-based compensation	—	(361)
Uncertain tax provisions	(2,216)	211
Tax return benefit	—	1,848
State deferred change	—	(1,299)
Other	610	385
Change in valuation allowance	25,839	136,766
Total income tax expense	$52	$77,888

During the year ended December 31, 2024, the Company recorded an income tax expense of $0.1 million, principally comprised of a benefit related to the release of an unrecognized tax benefit, offset by incurred federal and state current tax expense. As part of the release of the unrecognized tax benefit, certain deferred tax assets (“DTAs”) related to the uncertain tax position were released, as shown in the Deferred tax adjustment line in the table above. Offsetting these DTAs in the Deferred tax adjustment line were adjustments to certain state deferred tax net operating losses (“NOLs”). As part of its valuation allowance assessment as of December 31, 2024, the Company was not able to rely on its projected availability of future taxable income from pre-tax income forecasts. As such, the Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording of the full valuation allowance for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company recorded an income tax expense of $77.9 million, principally due to the recording of a full valuation allowance in 2023. As part of its valuation allowance assessment as of December 31, 2023, the Company was no longer able to rely on its projected availability of future taxable income from pre-tax income forecasts. As such, the Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording of the full valuation allowance for the year ended December 31, 2023. The 2023 income tax expense also included the valuation allowance for utilization of the Company’s DTAs to offset the deferred tax liabilities (“DTL”) of Spectrum recorded through acquisition accounting.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table reflects significant components of the Company’s deferred income taxes as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$269,779	$244,628
Tax credit carryforwards	18,884	18,918
Intangible assets	5,846	6,849
Stock-based compensation	2,162	2,394
Operating lease liabilities	354	587
Reserves and other accruals not currently deductible	24,545	19,774
Section 174 R&D capitalization	11,180	12,224
Disallowed interest carryforward	9,163	10,443
Other assets	705	1,017
Total deferred tax assets	342,618	316,834
Valuation allowance for deferred tax assets	(342,281)	(316,467)
	$337	$367
Deferred tax liabilities:
Fixed assets	(66)	(53)
Operating lease right-of-use assets	(271)	(314)
Net deferred tax asset	$—	$—

During the year ended December 31, 2024, the Company maintained a full valuation allowance to offset, in full, the benefit related to its net deferred tax assets as of December 31, 2024 because the realization of future benefit is uncertain. The Company examined both positive evidence such as, but not limited to, the projected availability of future taxable income and negative evidence such as the history of cumulative losses in recent years. As part of its valuation allowance assessment, the Company primarily relied on the reversal of existing taxable temporary differences to be considered as positive evidence in analyzing future use of existing deferred tax assets. No indefinite DTLs were identified as part of the valuation allowance assessment, nor are there years in which DTL reversals are expected to exceed DTA reversals that might suggest a net DTL is required after a valuation allowance is recorded. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis and assess whether an additional reserve or a release of the valuation allowance is required in future periods.

The valuation allowance increased $25.8 million to $342.3 million during the year ended December 31, 2024, and increased $303.9 million to $316.5 million during the year ended December 31, 2023.

As of December 31, 2024, the Company had federal NOLs of $850.3 million with no expiration, and $256.1 million expiring between 2029 and 2037. As of December 31, 2024, state NOL carryforwards are $682.7 million, which begin to expire in 2026. The Company also had federal and state credit carryforwards of $21.3 million, which begin to expire in 2032. Utilization of the Company’s NOL and credit carryforwards are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company does not have any significant federal or state tax examinations in process as of December 31, 2024. The federal and state statute of limitations remains open primarily for the 2017 through 2023 tax years. The California statute of limitations is open for the 2007 through 2023 tax years.

The following table reflects activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2024 and 2023 (in thousands):

Unrecognized tax benefits—December 31, 2022	$4,101
Increases related to current year acquisition	3,641
Unrecognized tax benefits—December 31, 2023	$7,742
Decreases related to lapse of statutes	(2,020)
Unrecognized tax benefits—December 31, 2024	$5,722

Of the unrecognized tax benefits in the table above, the total amount of unrecognized tax benefit that would affect the effective tax rate is $2.3 million and $4.6 million as of December 31, 2024 and 2023, respectively. The remaining amount of unrecognized tax benefit of $3.4 million and $3.1 million have corresponding amounts included as deferred tax assets in the deferred income tax table above, and would not impact the effective tax rate.

The Company does not expect a significant change to its unrecognized tax benefits over the next 12 months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 15. SEGMENTS

The Company manages its business within one reportable segment, relating to the sale of pharmaceutical products to its customers. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM reviews the business, makes investing and resource allocation decisions and assesses operating performance through the use of net loss. The CODM also uses Loss from operations as an additional measure of assessing performance and to allocate resources within the Company.

The Company provides the CODM, on a regular basis, information that supports net loss, including cost of sales, research and development expenses, and selling, general and administrative expenses. The Company further breaks down selling, general and administrative expenses into selling and marketing expenses, compliance expenses, manufacturing expenses and other general and administrative expenses. Additionally, the Company provides the CODM information supporting its amortization of intangible assets, any losses on impairment of assets, and restructuring charges.

The following table reflects the breakdown of selling, general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023

Selling and marketing expenses	$25,505	$20,555
Compliance expenses	23,219	17,881
Manufacturing expenses	9,262	3,219
Other general and administrative expenses	17,065	36,983
Total selling, general and administrative expenses	$75,051	$78,638

Selling and marketing expenses represent costs associated with the Company’s sales force, marketing and market access for the Company’s products. Manufacturing expenses are composed of costs associated with regulatory, quality assurance, and contract manufacturing. Compliance expenses are composed of costs associated with the Company’s finance and legal groups. Other general and administrative expenses are comprised primarily of functional expenses, including expenses for human resources, investor relations, and insurance. For the years ended December 31, 2024 and 2023, there were no other segment items that the Company used to aggregate other costs and expenses to reconcile between Total revenues and Net loss.

To date, substantially all of the Company’s revenues from product sales are related to sales in the U.S. See Note 3, Revenue, for further details. Substantially all of the Company’s assets are located in the U.S.

NOTE 16. RESTRUCTURING CHARGES

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

The staff reductions under the Spectrum Reorganization Plan were the result of a distinct severance plan approved by the Board and were not executed as part of established Company policies or plans. Total employee compensation costs recognized under the Spectrum Reorganization Plan through December 31, 2024 were approximately $3.3 million. In addition, the leased facilities and office equipment referenced above are not expected to be used for any business purpose, and the Company will not sublease the facilities and office equipment due to the short remaining lease terms. The facility exit costs represent the acceleration of the underlying right-of-use asset amortization to align with the cease use date for the abandoned facilities and office equipment. Total facility exit costs recognized under the Spectrum Reorganization Plan were approximately $1.3 million. There are no remaining facility exits costs expected to be recognized by the Company under the Spectrum Reorganization Plan.

Effective January 2, 2024, the Company separated from the service of its former President and Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, the former President and Chief Executive Officer was entitled to severance compensation and benefits of approximately $1.5 million, which was recognized as Restructuring charges within the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2023, the period in which the separation and related severance benefit was determined to be probable. The Company does not expect to recognize any additional restructuring charges related to the separation from the former President and Chief Executive Officer.

The following table reflects total expenses related to restructuring activities recognized within the Consolidated Statement of Comprehensive Loss as Restructuring charges for years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Employee compensation costs	$720	$4,068
Facility exit costs	—	1,281
Other costs	—	127
Total restructuring costs	$720	$5,476

    The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Consolidated Balance Sheet (in thousands):

	Year ended December 31,
	2024	2023
Balance as of the beginning of the period	$4,378	$—
Restructuring accrual assumed in Spectrum Merger (See Note 2)	—	7,508
Accrual additions	720	4,068
Cash paid	(3,911)	(7,198)
Balance as of the end of the period	$1,187	$4,378

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue	Deductions(1)	Balance at End of Year (2)
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2024	$59,046	168,801	(150,379)	$77,468
Year ended December 31, 2023	$50,312	84,340	(75,606)	$59,046

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax asset valuation allowance:
December 31, 2024 (3)	$316,467	$25,814	$—	$342,281
December 31, 2023 (4)	$12,524	303,943	$—	$316,467

(1)Deductions to sales discounts and allowances relate to discounts or allowances, returns, chargebacks and rebates actually taken or paid.
(2)Balance includes allowances for cash discounts for prompt payment of $1.2 million and $0.9 million as of December 31, 2024 and 2023, respectively, which are recognized in Accounts receivable, net on the Company’s Consolidated Balance Sheets.
(3)The Company increased the valuation allowance by $25.8 million during 2024. The increase is primarily attributable to current year activity impacting the Company’s net deferred tax asset and the continued uncertainty in the projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences.
(4)The Company increased the valuation allowance by $303.9 million during 2023. The significant increase is primarily attributable to the uncertainty in the projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the SEC rules and Form 10‑K.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer, principal financial officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Grant Thornton, LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Assertio Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 12, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 12, 2025

ITEM 9B.  OTHER INFORMATION

(b) Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as set forth below:

On November 22, 2024, David Stark, one of the Company’s directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell, between November 10, 2025 and November 20, 2026, up to 50% of the net shares of our common stock to be issued to Mr. Stark after the satisfaction of applicable taxes following the vesting and settlement of 35,834 RSUs.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item 10 is incorporated herein by reference to the information set forth under the headings “Board of Directors and Director Nominees,” “Executive Officers,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Board and Board Committees” “Corporate Governance – Director Nominations” and “Corporate Governance – Insider Trading Policy” in our 2025 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (the 2025 Proxy Statement). The 2025 Proxy Statement is expected to be filed with the SEC within 120 days after the end of our 2024 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference to the information set forth under the heading “Executive Compensation” in our 2025 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2025 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item 13 is incorporated herein by reference to the information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committees – Board Independence” in our 2025 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item 14 is incorporated herein by reference to the information set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2025 Proxy Statement.

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

3.2	Amended and Restated Certificate of Incorporation of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
3.3	Amended and Restated Bylaws of Assertio Holdings, Inc. dated May 30, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 30, 2024)
4.1	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10‑K filed on March 10, 2020)
4.2
Indenture, dated as of August 25, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 25, 2022)

4.3	Form of 6.50% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022)
10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
10.2*	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 10, 2022)
10.3*	Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's registration statement on Form S-8 filed on May 29, 2024)
10.4*	Form of Equity Award Documents under Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 8, 2023)
10.5*	Form of Equity Award Documents for Inducement Grants (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 8, 2023)
10.6*	Amended and Restated Annual Bonus Plan (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed on March 11, 2024)
10.7*	Non‑Employee Director Compensation and Grant Policy (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024)
10.8*
Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Zyla Life Science’s Annual Report on Form 10-K filed on March 26, 2020)

10.9*	Form of Non-Qualified Stock Option Agreement of Zyla Life Sciences (incorporated by reference to Exhibit 10.18 to Zyla Life Sciences’ Quarterly Report on Form 10-Q filed on May 17, 2019)

10.10†
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

10.11†
Amendment No. 3 to Collaborative License, Exclusive Manufacture and Global Supply Agreement between Zyla Life Sciences and Cosette Pharmaceuticals, Inc. effective July 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2021)

10.12
Contingent Value Rights Agreement, dated as of July 31, 2023, entered into by and between the Company and Computershare Inc. and its affiliate Computershare Trust Company, N.A., collectively, as Rights Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023)

10.13	Form of Convertible Notes Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2023)
10.14†
License, Development and Supply Agreement, dated as of October 8, 2014, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd (incorporated by reference to Exhibit 10.35 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.15†
First Amendment to License, Development and Supply Agreement, dated as of February 28, 2018, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.36 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.16†
Second Amendment to License, Development and Supply Agreement, dated as of January 1, 2022, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.37 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.17†
Supply Agreement, dated as of February 28, 2018, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.38 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.18†
First Amendment to Supply Agreement, dated as of December 6, 2019, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.39 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.19†
Second Amendment to Supply Agreement, dated as of January 1, 2022, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.40 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.20†
Third Amendment to Supply Agreement, dated as of April 12, 2023, by and between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed on March 11, 2024)

10.21†
Letter agreement, dated as of February 1, 2024, between Spectrum and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.23 to Spectrum’s Annual Report on Form 10-K filed on March 11, 2024)

10.22*	Offer Letter, dated as of May 19, 2024, between the Company and Brendan O’Grady (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 7, 2024)
10.23*	Management Continuity Agreement, dated as of May 29, 2024, between the Company and Brendan O’Grady (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 7, 2024)
19.1**	Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 11, 2024)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Assertio Holdings, Inc. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 11, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

ASSERTIO HOLDINGS, INC.

Date:	March 12, 2025	By	/s/ Brendan P. O’Grady
Brendan P. O’Grady
Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Brendan P. O’Grady and Ajay Patel, and each of them acting individually, as his or her true and lawful attorneys‑in‑fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brendan P. O’Grady	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2025
Brendan P. O’Grady

/s/ Ajay Patel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2025
Ajay Patel

/s/ Heather L. Mason	Chairman of the Board of Directors	March 12, 2025
Heather L. Mason

/s/ Sravan Emany	Director	March 12, 2025
Sravan Emany

/s/ Sigurd C. Kirk	Director	March 12, 2025
Sigurd C. Kirk

/s/ William T. McKee	Director	March 12, 2025
William T. McKee

/s/ David M. Stark	Director	March 12, 2025
David M. Stark

/s/ Mark L. Reisenauer	Director	March 12, 2025
Mark L. Reisenauer