Form 10-Q
period 2025-03-31
Assertio Holdings, Inc.
filed 2025-05-12
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 8, 2025, was 95,780,741.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2025

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$35,004	$50,588
Short-term investments	52,321	49,466
Accounts receivable, net	66,292	54,120
Inventories, net	39,403	38,308
Prepaid and other current assets	20,530	10,067
Total current assets	213,550	202,549
Property and equipment, net	550	586
Intangible assets, net	71,238	80,471
Other long-term assets	1,088	1,126
Total assets	$286,426	$284,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,896	$14,736
Accrued rebates, returns and discounts	82,130	76,304
Accrued liabilities	33,037	18,847
Contingent consideration, current portion	726	726
Other current liabilities	4,043	4,075
Total current liabilities	128,832	114,688
Long-term debt	38,929	38,813
Other long-term liabilities	10,135	10,150
Total liabilities	177,896	163,651
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 95,773,083 and 95,536,990 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	9	9
Additional paid-in capital	795,186	794,196
Accumulated deficit	(686,665)	(673,124)
Total shareholders’ equity	108,530	121,081
Total liabilities and shareholders' equity	$286,426	$284,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product sales, net	$25,994	$31,862
Royalty revenue	494	586
Total revenues	26,488	32,448
Costs and expenses:
Cost of sales	7,786	11,177
Research and development expenses	438	733
Selling, general and administrative expenses	21,975	18,524
Amortization of intangible assets	9,233	5,631
Restructuring charges	289	720
Total costs and expenses	39,721	36,785
Loss from operations	(13,233)	(4,337)
Other (expense) income:
Interest expense	(765)	(757)
Interest income	720	711
Other (loss) gain	(18)	5
Total other expense	(63)	(41)
Net loss before income taxes	(13,296)	(4,378)
Income tax expense	(245)	(132)
Net loss and comprehensive loss	$(13,541)	$(4,510)

Basic and diluted net loss per share	$(0.14)	$(0.05)
Shares used in computing basic and diluted net loss per share	95,677	94,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2024	95,537	$9	$794,196	$(673,124)	$121,081
Common stock issuance and other impacts of the vesting and settlement of equity awards	236	—	(111)	—	(111)
Stock-based compensation	—	—	1,101	—	1,101
Net loss	—	—	—	(13,541)	(13,541)
Balances at March 31, 2025	95,773	$9	$795,186	$(686,665)	$108,530

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2023	94,669	$9	$789,537	$(651,543)	$138,003
Common stock issuance and other impacts of the vesting and settlement of equity awards	446	—	(206)	—	(206)
Stock-based compensation	—	—	1,207	—	1,207
Net loss	—	—	—	(4,510)	(4,510)
Balances at March 31, 2024	95,115	$9	$790,538	$(656,053)	$134,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(13,541)	$(4,510)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,269	5,696
Amortization of debt issuance costs	115	107
Accretion of interest income from short-term investments	54	—
Recurring fair value measurements of assets and liabilities	25	—
Provisions for inventory	538	1,428
Stock-based compensation	1,101	1,207
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(12,172)	5,054
Inventories	(1,633)	(2,344)
Prepaid and other assets	(10,425)	1,921
Accounts payable and other accrued liabilities	8,954	(134)
Accrued rebates, returns and discounts	5,827	(267)
Interest payable	(650)	(650)
Net cash (used in) provided by operating activities	(12,538)	7,508
Investing Activities
Proceeds from maturities of short-term investments	28,482	—
Purchases of short-term investments	(31,417)	—
Net cash used in investing activities	(2,935)	—
Financing Activities
Payments related to the vesting and settlement of equity awards, net	(111)	(206)
Net cash used in financing activities	(111)	(206)
Net (decrease) increase in cash and cash equivalents	(15,584)	7,302
Cash and cash equivalents at beginning of year	50,588	73,441
Cash and cash equivalents at end of period	$35,004	$80,743

Supplemental Disclosure of Cash Flow Information
Net cash refunded (paid) for income taxes	$1,040	$(11)
Cash paid for interest	$1,300	$1,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio Holdings, Inc., or the Company, is a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. The Company’s focus is on supporting patients by marketing products for oncology, neurology, and pain management.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the entire year ending December 31, 2025.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in Assertio Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on March 12, 2025 (the “2024 Form 10-K”). The Condensed Consolidated Balance Sheet as of December 31, 2024, has been derived from the audited financial statements at that date, as filed in the Company’s 2024 Form 10-K.
Reclassifications

During the second quarter of 2024, the Company reclassified interest income from Other (loss) gain to Interest income on the Company’s Condensed Consolidated Statements of Comprehensive Loss. Amounts for the three months ended March 31, 2024 were reclassified herein to conform with the current period presentation.

NOTE 2. REVENUE

Disaggregated Revenue

The following table reflects total revenues for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales, net:
ROLVEDON	$13,121	$14,478
INDOCIN products	5,544	8,682
Sympazan	2,179	2,617
SPRIX	1,589	1,437
Other products	3,561	4,648
Total product sales, net	25,994	31,862
Royalty revenue	494	586
Total revenues	$26,488	$32,448
Product Sales, net

Product sales consist of sales of the Company’s products as listed above. Other product sales, net, for the three months ended March 31, 2025 and March 31, 2024 represent product sales for Otrexup, Cambia and Zipsor.

Adjustments to revenue recognized as a result of changes in estimates for the Company’s gross-to-net sales allowances for products sold in previous periods were less than 1% of Total product sales, net, for each of the three months ended March 31, 2025 and 2024.
Royalty Revenue

In November 2010, the Company entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and now Searchlight Pharma, or “Searchlight,” now owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. Searchlight independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized royalty revenue related to the CAMBIA licensing agreement of $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.
NOTE 3. SUPPLEMENTAL BALANCE SHEET DETAILS

Accounts Receivable, Net

As of March 31, 2025 and December 31, 2024, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $1.4 million and $1.2 million, respectively.

Inventories, Net

The following table reflects the components of inventories, net, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$15,489	$15,524
Work-in-process	9,352	4,900
Finished goods	14,562	17,884
Total inventories, net	$39,403	$38,308

The Company writes down the value of inventory for potential excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of March 31, 2025 and December 31, 2024, inventory reserves were $8.5 million and $8.7 million, respectively.

Prepaid and Other Current Assets

The following table reflects prepaid and other current assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Insurance receivable	$13,200	$—
Prepaid assets and deposits	7,010	9,764
Other current assets	320	303
Total prepaid and other current assets	$20,530	$10,067

On April 10, 2025, the Company reached an agreement in principle in the case Luo v. Spectrum Pharmaceuticals, Inc., et. al. (“Luo case”). As part of the settlement in principle, the Company recognized a liability of $16.0 million (as discussed in the section “Accrued Liabilities” below). The Company also recognized an insurance receivable of $13.2 million related to insurance recoveries that it will receive as a result of the Luo case. Refer to “Note 8. Commitments and Contingencies” for further information.

Other current assets includes the Company’s investment in NES Therapeutic, Inc. (“NES”). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES. Pursuant to the terms of the Note Agreement, the Company purchased, for total consideration of $3.0 million, a Convertible Secured Promissory Note of $3.0 million in aggregate principal (the “NES Note”) which accrues interest annually at a rate of 10%. Both the aggregate principal and accrued interest were due at maturity on August 2, 2024, which was subsequently amended to mature on May 16, 2025. This investment is accounted as a loan receivable and is valued at amortized cost. As of both March 31, 2025 and December 31, 2024, the Company has assessed an estimated $3.5 million expected credit loss on its investment, representing the entire aggregate principal amount and outstanding interest on the NES Note, based on its evaluation of probability of default that exists.

Property and Equipment, Net

The following table reflects property and equipment, net, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Furniture and office equipment	$1,412	$1,412
Laboratory equipment	20	20
Leasehold improvements	2,551	2,551
	3,983	3,983
Less: Accumulated depreciation	(3,433)	(3,397)
Property and equipment, net	$550	$586

Depreciation expense was less than $0.1 million for each of the three months ended March 31, 2025 and 2024. Depreciation expense is recognized in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Accrued Liabilities

The following table reflects accrued liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$1,248	$3,260
Accrued restructuring costs (See Note 13)	964	1,187
Accrued legal	24,378	8,490
Interest payable	217	867
Accrued royalties	1,690	1,223
Other accrued liabilities	4,540	3,820
Total accrued liabilities	$33,037	$18,847
Accrued legal as of March 31, 2025 includes a liability for the settlement in principle of the Luo case in the amount of approximately $16.0 million. Refer to “Prepaid and Other Current Assets” above and “Note 8. Commitments and Contingencies” for further information.
Other Long-Term Liabilities

The following table reflects other long-term liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
ROLVEDON product royalties	$5,479	$5,479
Noncurrent operating lease liabilities	1,059	1,122
Liability for uncertain tax provisions	2,385	2,337
Deferred employee retention credits	1,212	1,212
Total other long-term liabilities	$10,135	$10,150

NOTE 4.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

		March 31, 2025			December 31, 2024
Products rights:	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
ROLVEDON	2.8	$63,405	$(15,675)	$47,730	$63,405	$(11,336)	$—	$52,069
INDOCIN	0.2	65,605	(61,967)	3,638	65,605	(58,328)	—	7,277
Sympazan	9.6	14,550	(2,930)	11,620	14,550	(2,627)	—	11,923
Otrexup	0.0	—	—	—	16,364	(11,147)	(5,217)	—
SPRIX	2.1	32,673	(24,423)	8,250	32,673	(23,471)	—	9,202
Total intangible assets		$176,233	$(104,995)	$71,238	$192,597	$(106,909)	$(5,217)	$80,471

Amortization expense was $9.2 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2025 (remainder)	20,421
2026	22,377
2027	20,155
2028	1,213
2029	1,213
Thereafter	5,859
Total	$71,238

During the three months ended March 31, 2025, the Company’s market capitalization was below the book value of the Company’s equity, which management determined represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets at the product level. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at March 31, 2025. The Company then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at that date. Based on these tests, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the Company’s long-lived asset groups as of March 31, 2025. Accordingly, the Company concluded that the long-lived asset groups are fully recoverable and no adjustment to their carrying values was required.

NOTE 5.  DEBT

As of March 31, 2025 and December 31, 2024, long-term debt, net, consisted entirely of the carrying value of the Company’s 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) of $38.9 million and $38.8 million, respectively.

6.5% Convertible Senior Notes due 2027

On August 22, 2022, Assertio entered into a purchase agreement (the “Purchase Agreement”), with U.S. Bank Trust Company as the trustee (the “2027 Convertible Note Trustee”) of the initial purchasers (the “Initial Purchasers”) to issue $60.0 million in aggregate principal amount of the 2027 Convertible Senior Notes. Under the Purchase Agreement, the Initial Purchasers were also granted an overallotment option to purchase up to an additional $10.0 million aggregate principal amount of the 2027 Convertible Notes solely to cover overallotment (the “Overallotment Option”) within a 13-day period from the date the initial 2027 Convertible Notes were issued. On August 24, 2022, the Initial Purchasers exercised the Overallotment Option in full for the $10.0 million aggregate principal of additional 2027 Convertible Notes. The 2027 Convertible Notes are senior unsecured obligations of the Company.

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). The 2027 Convertible Notes are convertible at the option of the holder at an initial conversion rate of 244.2003 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $4.09 per share), subject to adjustments specified in the 2027 Convertible Note Indenture (the “Conversion Rate”). The Company may elect to settle conversions in shares of the Company’s common stock, cash, or a combination of common stock and cash. If any of the 2027 Convertible Notes remain outstanding at maturity, the Company will repay the outstanding principal amount and accrued interest in cash. The 2027 Convertible Notes will mature on September 1, 2027, unless earlier repurchased, redeemed or converted. Starting on September 8, 2025, the Company may redeem the 2027 Convertible Notes for cash equal to the principal amount, plus accrued and unpaid interest, if the closing price of the Company’s common stock has been at least 130% of the conversion price noted above then in effect for at least 20 trading days during any 30 consecutive trading day period.

Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of March 31, 2025.

The 2027 Convertible Notes bear interest at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year.

The following table reflects the carrying value of the 2027 Convertible Notes as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Principal balance	$40,000	$40,000
Derivative liability for embedded conversion feature	168	168
Unamortized debt issuance costs	(1,240)	(1,355)
Carrying value	$38,928	$38,813

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method with an effective interest rate determined to be 7.8%.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. See Note 10, Fair Value, for further details around the estimated fair value of the derivative liability. All of the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s financial statements.

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest on 2027 Convertible Notes	$650	$650
Amortization of debt issuance costs on 2027 Convertible Notes	115	107
Total interest expense	$765	$757

NOTE 6.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and stock options, as well as performance-based RSUs and stock options.

Stock-based compensation of $1.1 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

During the three months ended March 31, 2025, the Company granted 1.8 million RSUs at a weighted-average fair market value of $0.81 per share, and 2.8 million stock options at a weighted-average fair market value of $0.73 per share. During the three months ended March 31, 2024, the Company granted 0.9 million RSUs at a weighted-average fair market value of $0.80 per share, and 3.0 million stock options at a weighted-average fair market value of $0.77 per share.

NOTE 7.  LEASES

The Company has a non-cancelable operating lease through December 31, 2030 for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). Additionally, in connection with the Company’s acquisition of Spectrum Pharmaceuticals, Inc. (“Spectrum”) in July 2023 (“the Spectrum Merger”), the Company assumed leases for two facilities and certain office equipment which Spectrum had previously been the lessee (See Note 13, Restructuring Charges).

The following table reflects lease expense for the three months ended March 31, 2025 and 2024 (in thousands):

		Three Months Ended March 31,
	Financial Statement Classification	2025	2024
Operating lease cost	Selling, general and administrative expenses	$61	$66
The following table reflects supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$119	$282
The following table reflects supplemental balance sheet information related to leases as of March 31, 2025 and December 31, 2024 (in thousands):

	Financial Statement Classification	March 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Other long-term assets	$1,087	$1,125
Liabilities
Current operating lease liabilities	Other current liabilities	$298	$331
Noncurrent operating lease liabilities	Other long-term liabilities	1,059	1,122
Total lease liabilities		$1,357	$1,453

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

In February 2025, the Company amended the Jubilant HollisterStier Agreement to reduce the minimum number of batches of SPRIX required to be purchased for calendar years 2024 and 2025. Commitments to JHS through 2025 pursuant to the amendment are approximately $1.9 million in total.

Antares Supply Agreement

In connection with the Otrexup acquisition, the Company entered into a supply agreement with Antares Pharma, Inc. (“Antares”) pursuant to which Antares will manufacture and supply the finished Otrexup products (the “Antares Supply Agreement”). Under the Antares Supply Agreement, the Company has agreed to annual minimum purchase obligations from

Antares, which are approximately $2.1 million annually. The Antares Supply Agreement has an initial term through December 2031 and can be renewed thereafter.

Hanmi Supply Agreement

In connection with the Spectrum Merger, the Company assumed a Manufacturing and Supply Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) pursuant to which the Company engaged Hanmi to provide certain services related to the manufacture and supply of ROLVEDON for the Company’s commercial use. The Company has agreed to purchase a minimum number of batches totaling approximately $19.1 million in 2024 and $3.8 million in 2025. The Company has met its purchase commitment from Hanmi during the three months ended March 31, 2025.

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

During the third quarter of 2024, the Company reached an agreement in principle to settle the claims asserted by Humana and HCSC in the California state court lawsuits, the terms of which are confidential. A liability has been recorded for the agreement in principle, which did not have a material impact to the Company’s condensed consolidated financial statements. The trial in these lawsuits has been removed from the court’s calendar pending finalization and implementation of the definitive settlement agreement.

Opioid-Related Request and Subpoenas

As a result of the greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers generally by federal, state, and local regulatory and governmental agencies. In March 2017, Assertio Therapeutics received a letter from then-Sen. Claire McCaskill (D-MO), the then-Ranking Member on the U.S. Senate Committee on Homeland Security and Governmental Affairs, requesting certain information regarding Assertio Therapeutics’ historical commercialization of opioid products. Assertio Therapeutics voluntarily furnished information responsive to Sen. McCaskill’s request. Since 2017, Assertio Therapeutics has received and responded to subpoenas from the U.S. Department of Justice (“DOJ”) seeking documents and information regarding its historical sales and marketing of opioid products. Assertio Therapeutics has also received and responded to subpoenas or civil investigative demands focused on its historical promotion and sales of Lazanda, NUCYNTA, and NUCYNTA ER from various state attorneys general seeking documents and information regarding Assertio Therapeutics’ historical sales and marketing of opioid products. In addition, Assertio Therapeutics received and responded to a subpoena from the State of California Department of Insurance (“CDI”) seeking information relating to its historical sales and marketing of Lazanda. The CDI subpoena also sought information on Gralise, a non-opioid product formerly in Assertio Therapeutics’ portfolio. In addition, Assertio Therapeutics received and responded to a subpoena from the New York Department of Financial Services seeking information relating to its historical sales and marketing of opioid products. The Company has also received a subpoena from the New York Attorney General in May 2023, pursuant to which the New York Attorney General is seeking information concerning the sales and marketing of opioid products (Lazanda, NUCYNTA, NUCYNTA ER, and OXAYDO) by Assertio Therapeutics and Zyla. Assertio Therapeutics also from time to time received and responded to subpoenas from governmental authorities related to investigations primarily focused on third parties, including healthcare practitioners.

As further discussed in “Note 14. Subsequent Events,” on May 9, 2025, the Company transferred all of the equity interests in Assertio Therapeutics and, as a result, neither the Company nor any of its current subsidiaries are defendants in any opioid-related litigation.

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
For such cases filed in or removed to federal court, the Judicial Panel on Multi-District Litigation issued an order in December 2017, establishing a Multi-District Litigation court (“MDL Court”) in the Northern District of Ohio (In re National Prescription Opiate Litigation, Case No. 1:17-MD-2804). Since that time, more than 2,000 such cases that were originally filed in U.S. District Courts, or removed to federal court from state court, have been filed in or transferred to the MDL Court. Assertio Therapeutics is currently involved in a subset of the lawsuits that have been filed in or transferred to the MDL Court. Assertio Holdings was also named in six such cases, all of which have been dismissed. In April 2022, the Judicial Panel on Multi-District Litigation issued an order stating that it would no longer transfer new opioid cases to the MDL Court. Since that time, Assertio Therapeutics has been named in lawsuits pending in federal courts outside of the MDL Court (one of which remains pending in Georgia). Plaintiffs in the pending federal cases involving Assertio Therapeutics include individuals; county, municipal and other governmental entities; employee benefit plans, health insurance providers and other payors; hospitals, health clinics and other health care providers; Native American tribes; and non-profit organizations who assert, for themselves and in some cases for a putative class, federal and state statutory claims and state common law claims, such as conspiracy, nuisance, fraud, negligence, gross negligence, negligent and intentional infliction of emotional distress, deceptive trade practices, and products liability claims (defective design/failure to warn). In these cases, plaintiffs seek a variety of forms of relief, including actual damages to compensate for alleged personal injuries and for alleged past and future costs such as to provide care and services to persons with opioid-related addiction or related conditions, injunctive relief, including to prohibit alleged deceptive marketing practices and abate an alleged nuisance, establishment of a compensation fund, establishment of medical monitoring programs, disgorgement of profits, punitive and statutory treble damages, and attorneys’ fees and costs. No trial date has been set for any of these lawsuits, which are at an early stage of proceedings.

As further discussed in “Note 14. Subsequent Events,” on May 9, 2025, the Company transferred all of the equity interests in Assertio Therapeutics and, as a result, neither the Company nor any of its current subsidiaries are defendants in any opioid-related litigation.

State Opioid Litigation

Related to the federal cases noted above, there have been hundreds of similar lawsuits filed in state courts around the country, in which various groups of plaintiffs assert opioid-drug related claims against similar groups of defendants. Assertio Therapeutics is currently named in a subset of those cases, including cases in Delaware, Missouri, New York, Pennsylvania, Texas and Utah. In the pending cases involving Assertio Therapeutics, plaintiffs are asserting state common law and statutory claims against the defendants, and the majority of those cases are similar in nature to the claims asserted in the MDL cases. Plaintiffs are seeking actual damages, disgorgement of profits, injunctive relief, punitive and statutory treble damages, and attorneys’ fees and costs. In December of 2024, Assertio Therapeutics reached a confidential settlement with the plaintiff in one of the state court cases (Tarnopol, et al. v. Janssen Pharmaceuticals, Inc, et al., Case No. 002584, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division), which did not have a material impact on the Company’s condensed consolidated financial statements. The other state lawsuits in which Assertio Therapeutics has been served are generally each at an early stage of proceedings.

As further discussed in “Note 14. Subsequent Events,” on May 9, 2025, the Company transferred all of the equity interests in Assertio Therapeutics and, as a result, is no longer a defendant in any opioid-related litigation.

Qui Tam Litigation

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

Assertio Therapeutics and DOJ entered into negotiations around a potential settlement of the qui tam lawsuit, leading to a mediation on December 2, 2024. Following the conclusion of the mediation, Assertio Therapeutics and DOJ reached a settlement in principle. On December 9, 2024, DOJ filed a motion with the district court requesting a 90-day stay of the qui tam lawsuit to allow the parties to finalize settlement terms and obtain the necessary approvals. On March 7, 2025, DOJ filed a status report with the district court seeking an additional 60-day stay, which the court granted on March 12, 2025. On May 8, 2025, Assertio Therapeutics, DOJ, and the relators entered into a final settlement, pursuant to which all claims against Assertio Therapeutics will be dismissed. The Company continues to deny all wrongdoing in connection with these matters, and the settlement agreement does not include any admission or acknowledgement of liability on the part of the Company or Assertio Therapeutics. A liability to DOJ of $3.6 million for this settlement agreement was originally recognized in the fourth quarter of

2024, and is included in Accrued liabilities in the Company’s condensed consolidated financial statements as of March 31, 2025.

This liability was paid to DOJ on May 8, 2025, as further discussed in “Note 14. Subsequent Events.”

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

During the second quarter of 2024, Assertio Therapeutics settled with Woodruff and received $1.9 million in connection with its claims for insurance reimbursement for previous opioid-related legal expenses, which was recognized within Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024. Pursuant to the terms of the settlement, the complaint filed against Woodruff was dismissed with prejudice.

Stockholder Actions

Shapiro v. Assertio Holdings, Inc., et al., U.S. District Court, Northern District of Illinois, Case No. 1:24-cv-00169. On January 5, 2024, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Assertio and certain of its current and former executive officers made false or misleading statements and failed to disclose material facts regarding the likely impact of INDOCIN sales and the Spectrum Merger on Assertio’s profitability (the “Shapiro class action”). On April 11, 2024, the court appointed Continental General Insurance Company as the lead plaintiff. The plaintiff filed an amended complaint on June 10, 2024, that names as defendants Assertio and certain of its current and former officers and directors, and Spectrum and certain of its former officers and directors. It alleges violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) between March 9, 2023 and January 3, 2024, and violations of Sections 14(a) and 20(a) of the Exchange Act in connection with the proxy statement issued in connection with the Spectrum Merger. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the court. The defendants filed their motion to dismiss on August 9, 2024; the plaintiff filed its opposition brief on October 10, 2024; and the defendants filed their reply brief on November 14, 2024. The Company intends to vigorously defend itself in this matter.

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

In re Assertio Holdings, Inc. Derivative Litigation, U.S. District Court, Delaware, Case No. 1:24-cv-00383-UNA. Two putative stockholder derivative actions (Jung v. Peisert, et al., U.S. District Court, Delaware, Case No. 1:24-cv-00383-UNA, filed on March 26, 2024, and Hollin v. Mason, et al., U.S. District Court, Delaware, Case No. 1:24-cv-00785-UNA, filed on July 3, 2024) were filed against the Company (as a nominal defendant) and certain of its current and former executive officers and directors. The stockholder derivative complaints allege, inter alia, that (1) certain of the Company’s current and former executive officers and directors are liable to the Company, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, relating to the same underlying claims as the Shapiro class action, (2) certain of the Company’s current and former officers and directors breached their fiduciary duties, and committed acts of gross mismanagement, abuse of control, or were unjustly enriched, and (3) certain of the Company’s directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about such matters. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. On September 5, 2024, the court consolidated the two stockholder derivative actions under the caption In re Assertio Holdings, Inc. Derivative Litigation. On November 4, 2024, the parties filed a stipulation agreeing to stay the consolidated action pending proceedings in the Shapiro class action. On November 5, 2024, the Court entered an order staying the consolidated action pursuant to the parties’ stipulation.

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

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its Biologic License Application (“BLA”) to the FDA for ROLVEDON in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On October 7, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. Some of the claims were dismissed with prejudice, and some claims plaintiffs were permitted to replead. On April 10, 2025, the parties provided a joint notice to the court that they reached an agreement in principle to settle this matter, and on May 9, 2025, the parties submitted formal settlement papers to the court for preliminary approval. As identified in the settlement papers submitted to the Court, the parties agreed to a settlement of $16.0 million, of which the Company will be responsible for paying approximately $2.8 million, with insurance covering the remainder. As discussed in “Note 3. Supplemental Balance Sheet Details,” the $16.0 million liability was recorded in Accrued liabilities, while the $13.2 million insurance receivable was recorded in Prepaid and other current assets, in the Company’s Condensed Consolidated Balance Sheets.

Christiansen v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292. On December 5, 2022, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York) (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the court. The court consolidated the three New York lawsuits and entered an order designating Steven Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. On January 23, 2024, the court granted the defendants’ motion to dismiss as to five of the challenged statements but denied the motion to dismiss as to two specific statements. On October 25, 2024, a Spectrum stockholder (Ayoub) filed a substantially similar putative securities class action complaint asserting the same claims against the same defendants on behalf of the same alleged class as the New York Action. On October 30, 2024, Christiansen and Ayoub jointly moved for class certification and for appointment as class representatives in the New York Action. On November 4, 2024, defendants moved to disqualify Christiansen from serving as lead plaintiff and for a stay of proceedings pending appointment of a substitute lead plaintiff. On November 6, 2024, the court entered an order staying both cases pending resolution of the defendants’ motion to disqualify Mr. Christiansen as lead plaintiff, which is now fully briefed and remains pending. The Company intends to vigorously defend itself in this matter.

Enyart v. Assertio Holdings, Inc., et. al. In the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, Case No. 2024LA00000842. On November 8, 2024, this putative securities class action lawsuit was filed by an alleged former Spectrum shareholder who received Assertio shares in the Spectrum Merger, alleging that Assertio and certain of its current and former officers and directors violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the registration statement for the Assertio shares issued in connection with the Spectrum Merger. In general terms, the complaint alleges that the registration statement contained misrepresentations and omissions related to the value of adding ROLVEDON to Assertio’s portfolio of products. The complaint seeks compensatory damages, rescission or a recessionary measure of damages, interest, costs, attorneys’ fees, expert witness fees, and other unspecified equitable relief. On February 21, 2025, the defendants moved to dismiss the complaint. The court has scheduled a hearing on that motion on June 4, 2025. On April 24, 2025, the court entered an order staying discovery until a decision on the defendants’ motion to dismiss. The Company intends to vigorously defend itself in this matter.

NOTE 9.  NET LOSS PER SHARE

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

The Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024, because to do so would be anti-dilutive. Therefore, for the three months ended March 31, 2025 and 2024, basic and diluted net loss per common share were the same.

The following table reflects the calculation of basic and diluted net loss per common share for the three months ended March 31, 2025 and 2024 (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic and diluted net loss per share
Net loss	$(13,541)	$(4,510)
Weighted-average common shares outstanding	95,677	94,980
Basic and diluted net loss per share	$(0.14)	$(0.05)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share, because to do so would be anti-dilutive, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Convertible notes	9,768	9,768
Stock-based awards and equivalents	12,083	8,422
Total potentially dilutive common shares	21,851	18,190

NOTE 10.  FAIR VALUE

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
The following table reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$1,600	$—	$1,600
Money market funds	Cash and cash equivalents	31,718	—	—	31,718
Short-term investments:
U.S. Treasuries	Short-term investments	—	52,321	—	52,321
Total		$31,718	$53,921	$—	$85,639
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$726	$726
Derivative liability	Long-term debt	—	—	168	168
Total		$—	$—	$894	$894

December 31, 2024	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$3,897	$—	$3,897
Money market funds	Cash and cash equivalents	46,163	—	—	46,163
Short-term investments
U.S. Treasuries	Short-term investments	—	49,466	—	49,466
Total		$46,163	$53,363	$—	$99,526
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$726	$726
Derivative liability	Long-term debt	—	—	168	168
Total		$—	$—	$894	$894

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

Unrealized gains and losses from short-term investments classified as trading securities recognized by the Company for the three months ended March 31, 2025 were immaterial. The Company had no short-term investments classified as trading securities during the three months ended March 31, 2024.

Contingent Consideration Obligations

Spectrum Merger Contingent Variable Rights

In connection with the Spectrum Merger, the Company issued contingent value rights (“CVRs”) that represent a contingent consideration obligation that is measured at fair value. As of both March 31, 2025 and December 31, 2024, the fair value of the Company’s CVR liability related to the Spectrum Merger was determined by the Company to be zero. The Company recognized no expense or benefit for the change in fair value of the CVR contingent consideration during the three months ended March 31, 2025 or 2024.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2025 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of March 31, 2025 included updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

Zyla Merger Contingent Consideration Obligation

In connection with the Zyla Merger, the Company assumed a contingent consideration obligation to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of both March 31, 2025 and December 31, 2024, the fair value of the INDOCIN product contingent consideration was determined to be $0.7 million, and has been classified as Contingent consideration, current in the Company’s Condensed Consolidated Balance Sheets. The Company recognized no expense or benefit for the change in fair value of contingent consideration during the three months ended March 31, 2025 or 2024.

The fair value of the contingent consideration incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product net sales through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of March 31, 2025 included updated projections of future INDOCIN product net sales.

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.2 million as of both March 31, 2025 and December 31, 2024, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. The significant assumption used in the binomial lattice model is a credit spread of 10.5%.

There was no change in the fair value of the derivative liability for the three months ended March 31, 2025 or 2024.

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the carrying cost of each approximates its fair value. As of March 31, 2025, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $36.4 million, compared to a par value of $40.0 million. As of December 31, 2024, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $34.8 million, compared to a par value of $40.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of March 31, 2025 and December 31, 2024 based on a market approach, which represents a Level 2 valuation.

NOTE 11.  INCOME TAXES

As of both March 31, 2025 and March 31, 2024, the Company concluded that it is not more likely than not that it will realize the net deferred tax asset recorded as of March 31, 2025 and March 31, 2024, respectively. As a result, the Company recorded a full valuation allowance against the net deferred tax asset recorded as of both March 31, 2025 and March 31, 2024. The valuation allowance is determined in accordance with the provisions of ASC Topic 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording a full valuation allowance against its net deferred tax assets during the quarter. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

For the three months ended March 31, 2025 and March 31, 2024, the Company recorded income tax expense of $0.2 million and $0.1 million, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% in each period was principally due to the impact of the valuation allowance, partially offset by state income taxes.

NOTE 12.  SEGMENT INFORMATION

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

The following table reflects the breakdown of selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Selling and marketing expenses	$6,310	$7,525
Compliance expenses	7,704	4,499
Manufacturing expenses	2,238	2,213
Other general and administrative expenses	5,723	4,287
Total selling, general and administrative expenses	$21,975	$18,524

Selling and marketing expenses represent costs associated with the Company’s sales force, marketing and market access for the Company’s products. Manufacturing expenses are composed of costs associated with regulatory, quality assurance, and contract manufacturing. Compliance expenses are composed of costs associated with the Company’s finance and legal groups. Other general and administrative expenses are comprised primarily of functional expenses, including expenses for human resources, investor relations, and insurance. For the three months ended March 31, 2025 and 2024, there were no other segment items that the Company used to aggregate other costs and expenses to reconcile between Total revenues and Net loss.

To date, substantially all of the Company’s revenues from product sales are related to sales in the U.S. See Note 2, Revenue, for further details. Substantially all of the Company’s assets are located in the U.S.

NOTE 13.  RESTRUCTURING CHARGES

The Company regularly evaluates its operations to identify opportunities to streamline operations and optimize operating efficiencies in anticipation of changes in the business environment. As such, Company management may approve, from time to time, plans to reduce costs and improve efficiencies, which may result in incurring costs associated with those restructuring efforts.

During the first quarter of 2025, the Company recorded $0.3 million associated with improving efficiencies within its sales and marketing organization. These costs were recorded as Restructuring charges within the Condensed Consolidated Statement of Comprehensive Loss. The Company expects all cash payments associated with restructuring undertaken in the first quarter of 2025 to be paid by the end of the third quarter of 2025.

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

The staff reductions under the Spectrum Reorganization Plan were the result of a distinct severance plan approved by the Board and were not executed as part of established Company policies or plans. Total employee compensation costs recognized under the Spectrum Reorganization Plan were approximately $3.3 million. In addition, the leased facilities and office equipment referenced above are not expected to be used for any business purpose, and the Company will not sublease the facilities and office equipment due to the short remaining lease terms. The facility exit costs represent the acceleration of the underlying right-of-use asset amortization to align with the cease use date for the abandoned facilities and office equipment. Total facility exit costs recognized under the Spectrum Reorganization Plan were approximately $1.3 million. There are no remaining facility exit costs expected to be recognized by the Company under the Spectrum Reorganization Plan.

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

The Company recognized restructuring charges of $0.3 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, all of which related to employee compensation costs.

The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance as of the beginning of the period	$1,187	$4,378
Accrual additions	289	720
Cash paid	(512)	(1,730)
Balance as of the end of the period	$964	$3,368

NOTE 14. SUBSEQUENT EVENTS

Reverse Split

On May 7, 2025, the shareholders of the Company approved a proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split. The proposal allows the Company’s Board of Directors to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of not less than 1-for-2 and not greater than 1-for-15. The decision to effect the reverse stock split, and the reverse stock split ratio, is at the discretion of the Company’s Board of Directors.

Assertio Therapeutics Divestiture

On May 9, 2025, the Company transferred all of the equity interests in Assertio Therapeutics to an established purchaser of legacy litigation matters resulting in Assertio Therapeutics being owned by the purchaser’s related company, ATIH Industries, LLC (the “Therapeutics Transaction”). At the closing of the Therapeutics Transaction, Assertio Therapeutics held approximately $8.2 million in cash, insurance and retained a single-digit royalty based on net income derived from INDOCIN. In addition, Assertio Therapeutics retained certain legal liabilities, including those related to opioid litigation (see “Note 8, Commitments and Contingencies” for further information). As a result of the Therapeutics Transaction, neither the Company nor any of its current subsidiaries are defendants in any opioid-related litigation. The Company expects to record a loss of between $8 million to $9 million on the Therapeutics Transaction in the second quarter of 2025.

Settlement of Qui Tam Litigation

As noted in “Note 8, Commitments and Contingencies,” on May 8, 2025, Assertio Therapeutics, DOJ, and the relators entered into a final, definitive settlement agreement of the qui tam litigation. As part of the settlement agreement, Assertio Therapeutics paid DOJ $3.6 million on May 8, 2025 to settle the claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results or outcomes could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements can in some cases be identified by words such as “anticipate,” “approximate”, “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “opportunity,” “plan,” “potential,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will” and other similar expressions, or the negative of these words and phrases. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. By their nature, forward-looking statements involve risks and uncertainties because they relate to, and depend on, among other things, events, competitive dynamics and industry change, and economic or other circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. Examples of forward-looking statements include, but are not necessarily limited to, those relating to:

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

•the entry and sales of generics of our products and/or other products competitive with any of our products, including, but not limited to, biosimilars and indomethacin suppositories compounded by hospitals and other institutions and a 503B compounder which we believe is violating certain provisions of the Federal, Food, Drug and Cosmetic Act;

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

•the outcome of, and our intentions with respect to, any litigation or government investigations, including pending and potential future shareholder litigation relating to the Spectrum Merger and/or the recent approval and launch of generic indomethacin suppositories, opioid-related government investigations and opioid-related litigation, Spectrum’s legacy shareholder and other litigation, and other disputes and litigation including our antitrust and unsealed qui tam litigation for which definitive settlements have now been reached, as well as the costs and expenses associated therewith;

•the timing, cost and results of our clinical studies and other research and development efforts, including the extent to which data from the ROLVEDON same-day dosing trial, which was completed in the fourth quarter of 2024, may support our ongoing commercialization efforts;

•our compliance or non-compliance with, or being subject to, legal and regulatory requirements related to the development or promotion of pharmaceutical products in the United States (“U.S.”), the extent to which the current U.S. federal administration may impose or seek to impose leadership, rule and/or policy changes impacting our business, as well as legal challenges and uncertainty around the funding, functioning, regulatory and policy priorities of U.S. federal regulatory agencies;

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
•the potential impacts of changes to U.S. and international trade policies, especially in light of tariffs recently imposed by the new U.S. federal administration and tariffs and other retaliatory actions taken by other countries, which may be followed by further changes to trade agreements, the imposition of further tariffs (including potential tariffs on imported pharmaceuticals into the U.S.) and greater restrictions on trade generally, as well as support for protectionism and rising anti-globalization sentiment in the U.S. and other countries that may slow global growth;

•the potential impacts of cybersecurity breaches on our compliance with applicable laws, our intellectual property protection and our operations; and

•our common stock regaining and maintaining compliance with The Nasdaq Capital Market’s minimum closing bid requirement of at least $1.00 per share in light of the deficiency notification received on January 22, 2025.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 12, 2025 (the “2024 Form 10-K”). While the list of factors presented in this Quarterly Report on Form 10-Q and the 2024 Form 10-K are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Except as required by law, we assume no obligation to update or revise any forward-

looking statement after the date of this Quarterly Report on Form 10‑Q, whether as a result of new information, future events, changes in assumptions or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

COMPANY OVERVIEW

We are a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. Our focus is on supporting patients by marketing products for oncology, neurology, and pain management.

We have built our product portfolio through the acquisition or licensing of approved products, including our lead product, ROLVEDON, which we acquired on July 31, 2023, through a merger with Spectrum Pharmaceuticals, Inc. (“Spectrum”, and the merger with Spectrum the “Spectrum Merger”). ROLVEDON is the first, long-acting myeloid growth factor that has a unique molecular structure that combines a granulocyte colony-stimulating factor (“G-CSF") analog with a Fc fragment of human immunoglobulin G4 (IgG4). ROLVEDON is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients receiving anti-cancer drugs. We believe that ROLVEDON’s profile provides opportunities in both hospitals and community oncology clinics. We are working to identify further opportunities for ROLVEDON.

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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024
The following table reflects loss from operations for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales, net:
ROLVEDON	$13,121	$14,478
INDOCIN products	5,544	8,682
Sympazan	2,179	2,617
SPRIX	1,589	1,437
Other products	3,561	4,648
Total product sales, net	25,994	31,862
Royalty revenue	494	586
Total revenues	26,488	32,448
Costs and expenses:
Cost of sales	7,786	11,177
Research and development expenses	438	733
Selling, general and administrative expenses	21,975	18,524
Amortization of intangible assets	9,233	5,631
Restructuring charges	289	720
Total costs and expenses	39,721	36,785
Loss from operations	$(13,233)	$(4,337)

Product Sales, net

ROLVEDON net product sales decreased $1.4 million from $14.5 million for the three months ended March 31, 2024 to $13.1 million for the three months ended March 31, 2025, primarily due to lower net pricing, partially offset by higher volume. In the remainder of 2025, we expect that the average sales price for ROLVEDON, which is used to set pricing for a significant portion of our ROLVEDON net product sales, will be negatively impacted due to increased discounts, chargebacks, and rebates given to our customers.

INDOCIN net product sales decreased $3.1 million from $8.7 million for the three months ended March 31, 2024 to $5.5 million for the three months ended March 31, 2025, primarily due to lower volume and pricing as a result of the entrance of generic indomethacin suppositories beginning in August of 2023. In the remainder of 2025, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing generic entrants, new and expected future generic entrants, including two new generic entrants in 2025, and other competitive products.
Sympazan net product sales decreased $0.4 million from $2.6 million for the three months ended March 31, 2024 to $2.2 million for the three months ended March 31, 2025, primarily due to unfavorable payor mix and lower volume.
SPRIX net product sales increased $0.2 million from $1.4 million for the three months ended March 31, 2024 to $1.6 million for the three months ended March 31, 2025, primarily due to favorable payor mix.
Other net product sales for the three months ended March 31, 2025 and 2024 included net product sales of Otrexup of $1.7 million and $2.9 million, respectively, net product sales of CAMBIA of $1.6 million and $1.3 million, respectively, and net product sales of Zipsor of $0.3 million and $0.5 million, respectively. The year-over-year decrease in net product sales for Otrexup and Zipsor of $1.2 million and $0.2 million, respectively, was due to unfavorable payor mix and lower volume, while the year-over-year increase in CAMBIA net product sales of $0.3 million was due to higher volume.
Due to the competitive markets in which our products compete, we expect the pricing of all of our products to be impacted by higher discounts, chargebacks, and rebates in the remainder of 2025 as compared to 2024.

Royalty Revenue

In November 2010, we entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and now Searchlight Pharma, or “Searchlight,” now owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalty revenue related to the CAMBIA license agreement of $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

Cost of sales decreased $3.4 million from $11.2 million for the three months ended March 31, 2024 to $7.8 million for the three months ended March 31, 2025. The decrease was primarily due to $4.1 million of ROLVEDON inventory step-up amortization and $1.1 million of ROLVEDON inventory write-downs included in the three months ended March 31, 2024, neither of which recurred in the three months ended March 31, 2025, partially offset by a $1.6 million increase due to the impact of higher ROLVEDON volumes on cost of sales.

Cost of sales are impacted by both product volume and mix, changes in which will impact Cost of sales recognized by us in future periods. In the remainder of 2025, we expect Cost of sales, as a percentage of sales, to continue to be negatively affected by changes in product volume and mix.

Research and Development Expenses

Research and development expenses include salaries, costs for clinical trials, consultant fees, supplies, and allocations of corporate costs. Research and development expenses were $0.4 million and $0.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively, primarily representing costs directly associated with ongoing clinical activity for ROLVEDON. We expect expenses associated with this clinical trial to be significantly reduced in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general and administrative expenses increased $3.5 million from $18.5 million for the three months ended March 31, 2024 to $22.0 million for the three months ended March 31, 2025, primarily due to $4.7 million of net higher legal charges and settlements of certain litigation items, partially offset by a $1.1 million decrease in personnel costs and a $0.1 million decrease in other general operating expenses. The increase in legal expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 is primarily due to a net expense of $2.8 million recognized for the three months ended March 31, 2025, which consisted of a $16.0 million expense recognized for the settlement in principle of the Luo v. Spectrum Pharmaceuticals, Inc., et al. case (the “Luo case”), partially offset by the recognition of a related insurance receivable of $13.2 million (see “Note 8. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information).

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of intangible assets—ROLVEDON	$4,339	$1,517
Amortization of intangible assets—INDOCIN	3,639	2,598
Amortization of intangible assets—Sympazan	303	303
Amortization of intangible assets—Otrexup	—	261
Amortization of intangible assets—SPRIX	952	952
Total	$9,233	$5,631

Amortization expense increased $3.6 million from $5.6 million for the three months ended March 31, 2024 to $9.2 million for the three months ended March 31, 2025, primarily as a result of an increase in amortization expense of $2.8 million due to a change in the remaining estimated useful life of the ROLVEDON product rights intangible assets in December 2024, and an increase of $1.0 million due to a change in the remaining estimated useful life of the INDOCIN product rights intangible assets in April 2024, partially offset by a decrease of $0.3 million due to the full impairment of the Otrexup intangible asset group in the fourth quarter of 2024.

During the three months ended March 31, 2025, our market capitalization continued to be below the book value of our equity. Management determined that our book value of equity exceeding our market capitalization represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, we first assessed the recoverability of our long-lived assets at the product level. We determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the Company’s long-lived asset groups as of March 31, 2025. Accordingly, we concluded that the long-lived asset groups are fully recoverable and did not recognize any loss on impairment of long-lived assets for the three months ended March 31, 2025.

In performing the impairment assessment as of March 31, 2025, we determined that the estimated undiscounted cash flows of the SPRIX assets group exceeded its carrying value by approximately 15%. The sum of the undiscounted cash flows could continue to decrease in the event of significant unfavorable changes in their estimated undiscounted future cash flows due to increased competition. Any significant unfavorable changes in the estimated undiscounted future cash flows may also impact the related assets, such as inventory, leading to potential charges in addition to a potential impairment. Any future impairment of our long-lived assets, including SPRIX, may result in material charges that could have a material adverse effect on the Company’s business and financial results.

Restructuring Charges

The Company regularly evaluates its operations to identify opportunities to streamline operations and optimize operating efficiencies in anticipation of changes in the business environment. As such, Company management may approve, from time to time, plans to reduce costs and improve efficiencies, which may result in incurring costs associated with those restructuring efforts.

Restructuring charges were $0.3 million and $0.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

During the first quarter of 2025, we recorded $0.3 million associated with improving efficiencies within our sales and marketing department. The Company expects all cash payments associated with restructuring undertaken in the first quarter of 2025 to be paid by the end of the third quarter of 2025.

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

Other Income (Expense)

The following table reflects Other income (expense) for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense	$(765)	$(757)
Interest income	720	711
Other (loss) gain	(18)	5
Total other expense	$(63)	$(41)

The following table reflects Interest expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest on 2027 Convertible Notes	$650	$650
Amortization of debt issuance costs on 2027 Convertible Notes	115	107
Total interest expense	$765	$757

Income Tax Expense

For the three months ended March 31, 2025 and March 31, 2024, we recorded an income tax expense of $0.2 million and $0.1 million, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% in each period was primarily due to the impact of the valuation allowance, partially offset by state income taxes. As of both March 31, 2025 and March 31, 2024, we concluded that it is not more likely than not that we will realize our net deferred tax asset recorded as of March 31, 2025 and March 31, 2024, respectively. As a result, we recorded a full valuation allowance against our net deferred tax asset as of both March 31, 2025 and March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We have financed and continue to finance our operations and business development efforts primarily from product sales, public sales of equity securities, including convertible debt securities, and the proceeds of secured borrowings.

We believe that our existing cash and cash equivalents and short-term investments, which totaled $87.3 million at March 31, 2025, will be sufficient to fund our operations and make the required payments under our debt agreements due for the next 12 months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of differences between the actual cash impacts and our expected impacts related to numerous factors, including:

•expenditures related to the commercialization of our products, including our efforts to manage supply costs and enhance the long-term prospects of ROLVEDON product sales;
•the timing of our purchases of inventory pursuant to our supply agreements, such as the increased purchases of ROLVEDON inventory that occurred in 2024 and 2025, and the impact this may have on our inventory purchases in future periods;
•declines in sales of our marketed products, including those resulting from the entry and sales of generics and/or other products competitive with any of our products;
•potential additional expenses relating to any litigation matters, as discussed “Note 8. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q;
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

We expect our cash needs will be met by our existing cash, cash equivalents, and short-term investments, including funding our future operations, ongoing legal expenses and settlement payments, payments due under our debt agreement, or product acquisitions and strategic transactions that we may pursue. We expect that ongoing legal expenses will, and any settlements that we are able to negotiate may, continue to be a significant usage of cash in the remainder of 2025. We may be required to raise additional capital if our cash needs vary significantly from current expectations. The inability to raise any additional capital that may be required for any of the above items could have a material adverse effect on the Company.

On August 22, 2022, we issued $70.0 million aggregate principal amount of convertible senior notes which mature on September 1, 2027, and bear interest at the rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year beginning March 1, 2023 (the “2027 Convertible Notes”). On February 27, 2023, we completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of March 31, 2025.

The following table reflects summarized cash flow activities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(12,538)	$7,508
Net cash used in investing activities	(2,935)	—
Net cash used in financing activities	(111)	(206)
Net (decrease) increase in cash and cash equivalents	$(15,584)	$7,302

Cash Flows from Operating Activities

Cash used in operating activities was $12.5 million for the three months ended March 31, 2025, compared to cash provided by operating activities of $7.5 million for the three months ended March 31, 2024. The change in cash from operations was primarily due to (i) lower net product sales, (ii) higher selling, general and administrative expenses, due primarily to increased legal expenses, and (iii) lower cash generated by net working capital. Net working capital was a net use of cash of $10.1 million for the three months ended March 31, 2025 compared to net cash provided of $3.6 million for the three months ended March 31, 2024. The $13.7 million change in net working capital was primarily due to (i) a reduction in cash collections from accounts receivable, primarily due to the timing of customer payments, including extended payment terms, and (ii) the timing of inventory payments, particularly for ROLVEDON raw material inventory. These were partially offset by a favorable cash impact from the timing of settlements of accrued rebates, returns and discounts and a net accrual for the Luo case (see “Note 8. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2025, was $2.9 million, which consisted of $31.4 million of purchases of short-term investments in highly liquid marketable securities with a maturity date at purchase of more than three months and less than one year, offset by $28.5 million of proceeds from maturities of short-term investments. There was no cash provided by or used in investing activities for the three months ended March 31, 2024.

Cash Flows from Financing Activities

Cash used in financing activities was $0.1 million and $0.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and consisted entirely of cash used for employees’ withholding tax liability upon the vesting of employee stock awards.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligations, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and non-cancelable leases for our office space. There were no material changes to our material cash requirements from contractual or other obligations outside the ordinary course of business or due to other factors since we filed our 2024 Form 10-K. For a description of our material contractual or other obligations, see “Note 8. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, acquisitions, impairment of long-lived assets, contingent consideration obligations, and income taxes to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgements and estimates since we filed our 2024 Form 10-K. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Significant Estimates in our 2024 Form 10-K for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 8. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K. Except as set forth below, there have been no material changes to our risk factors since our 2024 Form 10-K. In addition to other information in this report, the following risk factor, together with the risks and uncertainties referenced above, should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

Macroeconomic conditions can materially impact our business and operations.

Adverse economic conditions, including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), potential U.S. federal government shutdowns, geopolitical conflicts, financial institution instability and similar events beyond our control can affect our business and financial results. For instance, recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the acquisition of our active pharmaceutical ingredients (“APIs”) or the cost to manufacture and purchase our products, as well as our business and results of operations. If inflation or other factors were to significantly increase our business costs or the costs of the manufacturers we use to manufacture our products, our ability to purchase our APIs or our products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations, business development efforts and other business plans. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers to supply our APIs and our manufacturers to manufacture our products cost effectively. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. On April 2, 2025, the U.S. announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates. While many of the current tariffs or proposals have exempted pharmaceuticals, the current presidential administration has indicated the potential for tariffs on pharmaceutical products that could impact the cost at which we purchase the APIs or other components for our products. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. New tariffs (including potential tariffs on imported pharmaceuticals into the U.S.) and greater restrictions on trade generally may be imposed. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe and elsewhere. Broader geopolitical tensions remain high among the U.S. Russia, China and across the Middle East. Given the international scope of our operations, any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, can have a material adverse effect on our business, financial condition, cash flows and results of operations and can cause the market value of our common shares and/or debt securities to decline.

Our business could be impacted as a result of actions by activist shareholders, including as a result of a potential proxy contest for the election of directors at future annual meetings.

The Company was subjected to vote-no campaigns and a threatened proxy contest in the run-up to its 2024 Annual Meeting of Stockholders as a result of activist investors, one of whom attempted to launch a proxy contest for the Company’s 2025 Annual Meeting of Stockholders. The continuing actions of activist investors have resulted in significant legal and other fees being incurred by the Company. In particular, one activist investor has engaged in ongoing activity harmful to the Company including but not limited to (i) making false and unwarranted claims concerning the safety of the Company’s products, (ii) releasing and threatening to release the Company’s confidential and proprietary information obtained by a former Company employee, and (iii) filing litigation in May 2025 against the Company in connection with his false claims concerning the Company’s products and asserting defamation claims in such litigation. The Company has been in active litigation with the investor since December 2024, when the Company sued the investor for wrongful use and disclosure of Spectrum’s confidential information and documents (Spectrum Pharmaceuticals, Inc. v. The Buxton Helmsley Group, Inc. et al., Case No. 1:24-cv-12489, in the United States District Court for the Northern District of Illinois), in which counterclaims and third-party claims were also asserted against the Company and Mr. O’Grady. We have also been named in a lawsuit by an activist investor who purported to nominate candidates for the Company’s Board of Directors for consideration at the Company’s 2025 Annual Meeting of Stockholders (Hammann v. Assertio Holdings, Inc., et al., Case No. 2025-0199, in the Delaware Court of Chancery). The Nominating and Corporate Governance Committee of the Company’s Board of Directors determined that the activist investor’s purported nominations were invalid under the Company’s bylaws, and the activist investor has filed suit objecting to that determination and asserting other claims against the Company and its current and former directors and officers. Although the Delaware Court of Chancery issued a ruling finding that the Company’s directors acted reasonably, equitably, and in accordance with their fiduciary duties in their consideration of the investor plaintiff’s purported nominations, the investor-plaintiff has appealed that judgment. Such litigation has required significant time and attention by management and the Board of Directors.

The potential of additional proxy contests or other continuing actions by these or other activist investors could result in further costly and time-consuming litigation, interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, suppliers, investors, prospective and current team members and others, result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	4,493	$0.83	N/A	N/A
February 1, 2025 - February 28, 2025	133,002	$0.80	N/A	N/A
March 1, 2025 - March 31, 2025	—	—	N/A	N/A
Total	137,495	$0.81

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 6. EXHIBITS

10.1*	Amended and Restated Annual Bonus Plan

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
_______________________________________________________
*    Compensatory Plan or Arrangement
**    Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2025	ASSERTIO HOLDINGS, INC.

/s/ Brendan P. O’Grady
Brendan P. O’Grady
Chief Executive Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Financial Officer