Form 10-Q
period 2025-06-30
Assertio Holdings, Inc.
filed 2025-08-11
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 7, 2025, was 96,239,625.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2025

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$47,086	$50,588
Short-term investments	51,097	49,466
Accounts receivable, net	61,090	54,120
Inventories, net	32,880	38,308
Prepaid and other current assets	18,056	10,067
Total current assets	210,209	202,549
Property and equipment, net	515	586
Intangible assets, net	62,006	80,471
Other long-term assets	1,050	1,126
Total assets	$273,780	$284,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,854	$14,736
Accrued rebates, returns and discounts	85,887	76,304
Accrued liabilities	31,055	18,847
Contingent consideration, current portion	726	726
Other current liabilities	4,007	4,075
Total current liabilities	132,529	114,688
Long-term debt	39,046	38,813
Other long-term liabilities	8,907	10,150
Total liabilities	180,482	163,651
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 96,217,239 and 95,536,990 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	9	9
Additional paid-in capital	796,306	794,196
Accumulated deficit	(703,017)	(673,124)
Total shareholders’ equity	93,298	121,081
Total liabilities and shareholders' equity	$273,780	$284,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$28,822	$30,695	$54,818	$62,557
Royalty revenue	400	431	894	1,017
Total revenues	29,222	31,126	55,712	63,574
Costs and expenses:
Cost of sales	10,677	8,889	18,463	20,066
Research and development expenses	387	798	825	1,531
Selling, general and administrative expenses	16,960	18,385	38,935	36,909
Amortization of intangible assets	9,233	6,671	18,465	12,302
Restructuring charges	—	—	289	720
Total costs and expenses	37,257	34,743	76,977	71,528
Loss from operations	(8,035)	(3,617)	(21,265)	(7,954)
Other (expense) income:
Loss on Assertio Therapeutics divestiture	(8,174)	—	(8,174)	—
Interest expense	(768)	(758)	(1,533)	(1,515)
Interest income	675	842	1,395	1,554
Other gain (loss)	6	8	(15)	12
Total other (expense) income	(8,261)	92	(8,327)	51
Net loss before income taxes	(16,296)	(3,525)	(29,592)	(7,903)
Income tax expense	(56)	(149)	(301)	(281)
Net loss and comprehensive loss	$(16,352)	$(3,674)	$(29,893)	$(8,184)

Basic and diluted net loss per share	$(0.17)	$(0.04)	$(0.31)	$(0.09)
Shares used in computing basic and diluted net loss per share	95,970	95,240	95,824	95,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at March 31, 2025	95,773	$9	$795,186	$(686,665)	$108,530
Common stock issuance and other impacts of the vesting and settlement of equity awards	444	—	(69)	—	(69)
Stock-based compensation	—	—	1,189	—	1,189
Net loss	—	—	—	(16,352)	(16,352)
Balances at June 30, 2025	96,217	$9	$796,306	$(703,017)	$93,298

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at March 31, 2024	95,115	$9	$790,538	$(656,053)	$134,494
Common stock issuance and other impacts of the vesting and settlement of equity awards	218	—	(75)	—	(75)
Stock-based compensation	—	—	1,408	—	1,408
Net loss	—	—	—	(3,674)	(3,674)
Balances at June 30, 2024	95,333	$9	$791,871	$(659,727)	$132,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2024	95,537	$9	$794,196	$(673,124)	$121,081
Common stock issuance and other impacts of the vesting and settlement of equity awards	680	—	(180)	—	(180)
Stock-based compensation	—	—	2,290	—	2,290
Net loss	—	—	—	(29,893)	(29,893)
Balances at June 30, 2025	96,217	$9	$796,306	$(703,017)	$93,298

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2023	94,669	$9	$789,537	$(651,543)	$138,003
Common stock issuance and other impacts of the vesting and settlement of equity awards	664	—	(281)	—	(281)
Stock-based compensation	—	—	2,615	—	2,615
Net loss	—	—	—	(8,184)	(8,184)
Balances at June 30, 2024	95,333	$9	$791,871	$(659,727)	$132,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(29,893)	$(8,184)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	18,536	12,407
Amortization of debt issuance costs	233	215
Accretion of interest income from short-term investments	36	(338)
Loss on Assertio Therapeutics divestiture	8,174	—
Recurring fair value measurements of assets and liabilities	34	15
Provisions for inventory	2,675	3,877
Stock-based compensation	2,290	2,615
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(6,970)	7,750
Inventories	2,753	(5,271)
Prepaid and other assets	(7,912)	3,150
Accounts payable and other accrued liabilities	7,014	(1,627)
Accrued rebates, returns and discounts	9,583	286
Net cash provided by operating activities	6,553	14,895
Investing Activities
Assertio Therapeutics divestiture	(8,174)	—
Proceeds from maturities of short-term investments	57,572	—
Purchases of short-term investments	(59,273)	(43,320)
Net cash used in investing activities	(9,875)	(43,320)
Financing Activities
Payments related to the vesting and settlement of equity awards, net	(180)	(281)
Net cash used in financing activities	(180)	(281)
Net decrease in cash and cash equivalents	(3,502)	(28,706)
Cash and cash equivalents at beginning of year	50,588	73,441
Cash and cash equivalents at end of period	$47,086	$44,735

Supplemental Disclosure of Cash Flow Information
Net cash (refunded) paid for income taxes	$(837)	$1,384
Cash paid for interest	$1,300	$1,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization

Assertio Holdings, Inc., or the Company, is a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. The Company’s focus is on supporting patients by marketing products for oncology, neurology, and pain management.

The Company has built its product portfolio through the acquisition or licensing of approved products, including its lead product, ROLVEDON. The Company’s commercial capabilities include marketing through both a sales force and an omni-channel promotion model, market access through payor contracting, and trade and distribution. The Company’s primary marketed products include ROLVEDONTM (elflapegrastim-xnst) injection for subcutaneous use, Sympazan® (clobazam) oral film, INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, SPRIX® (ketorolac tromethamine) Nasal Spray, CAMBIA® (diclofenac potassium for oral solution) and Otrexup® (methotrexate) injection for subcutaneous use. Starting in July 2025, the Company ceased commercializing Otrexup (see Note 2, Divestitures and Strategic Transactions). To date, substantially all of the Company’s revenues are related to product sales in the United States (“U.S.”).

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries. Additionally, the use of “Assertio Therapeutics” or “Depomed” refers to Assertio Therapeutics, Inc., and/or its applicable subsidiary or subsidiaries. Assertio Therapeutics was divested on May 9, 2025 (see Note 2, Divestitures and Strategic Transactions).

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the entire year ending December 31, 2025.

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
Reverse Stock Split
On May 7, 2025, the shareholders of the Company approved a proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split. The proposal allows the Company’s Board of Directors (the “Board”) to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of not less than 1-for-2 and not greater than 1-for-15. The Company’s Board has not yet effected the reverse stock split approved by the shareholders of the Company.

NOTE 2. DIVESTITURES AND STRATEGIC TRANSACTIONS

Assertio Therapeutics Divestiture

On May 9, 2025, the Company transferred all of the equity interests in Assertio Therapeutics to an established purchaser of legacy litigation matters resulting in Assertio Therapeutics being owned by the purchaser’s related company, ATIH Industries, LLC (the “Therapeutics Transaction”). At the closing of the Therapeutics Transaction, Assertio Therapeutics held approximately $8.2 million in cash, insurance and retained a single-digit royalty based on net income derived from INDOCIN. In addition, Assertio Therapeutics retained certain legal liabilities, including those related to opioid litigation (see

Note 9. Commitments and Contingencies for further information). As a result of the Therapeutics Transaction, neither the Company nor any of its current subsidiaries are defendants in any opioid-related litigation.

The Company recognized a net loss of $8.2 million on the Therapeutics Transaction during the three and six months ended June 30, 2025, which is shown as Loss on Assertio Therapeutics divestiture in the Company’s Condensed Consolidated Statements of Comprehensive Loss. The Therapeutics Transaction is reflected as cash used in investing activities for the six months ended June 30, 2025 on the Company’s Condensed Consolidated Statements of Cash Flows.

Otrexup Decommercialization
As part of its ongoing commercial portfolio assessment, the Company ceased commercialization of Otrexup beginning in July 2025. As a result of this decision, the Company incurred $3.8 million of expenses during the three and six months ended June 30, 2025. These costs were primarily associated with the write-off of inventory (including inventory held at the Company’s contract manufacturers for Otrexup), the write-off of certain prepaid assets and the recognition of an accrual for the minimum purchase obligation required under the Antares contract (see Note 9. Commitments and Contingencies for further details).

The Company recognized $2.5 million of related expenses in Cost of sales and $1.3 million in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss during the three and six months ended June 30, 2025 related to ceasing commercialization of Otrexup.

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects total revenues for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales, net:
ROLVEDON	$16,128	$15,144	$29,249	$29,622
INDOCIN products	3,033	6,913	8,578	15,596
Sympazan	3,244	2,668	5,423	5,285
SPRIX	1,976	2,147	3,565	3,584
Other products	4,441	3,823	8,003	8,470
Total product sales, net	28,822	30,695	54,818	62,557
Royalty revenue	400	431	894	1,017
Total revenues	$29,222	$31,126	$55,712	$63,574
Product Sales, net

Product sales, net, consist of sales of the Company’s products as listed above. Other product sales, net, for the three and six months ended June 30, 2025 and June 30, 2024 represent product sales for Otrexup, CAMBIA and Zipsor. During the first quarter of 2025, the Company reclassified product sales from Otrexup and CAMBIA to the Other products line in the table above. Prior period amounts were reclassified herein to conform with the current period presentation. As discussed in Note 2. Divestitures and Strategic Transactions, the Company ceased commercialization of Otrexup beginning in July 2025.

The Company reviews its estimates related to its accrued rebates, returns and discounts, including those recorded in prior periods, on a frequent basis and makes adjustments to those allowances as needed. Those adjustments to revenue recognized for products sold in prior periods were approximately 21% and 11% of Total product sales, net, for the three and six months ended June 30, 2025, respectively, and less than 1% for both the three and six months ended June 30, 2024. The adjustment for each of the three and six months ended June 30, 2025 included the adjustment of a prior period returns reserve of $5.4 million established in connection with the Company’s acquisition of Spectrum Pharmaceuticals, Inc. (“Spectrum”) in July 2023 (“the Spectrum Merger”).

Royalty Revenue

In November 2010, the Company entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and now Searchlight Pharma, or “Searchlight,” owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. Searchlight independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized royalty revenue related to the CAMBIA licensing agreement of $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2024, respectively.
NOTE 4. SUPPLEMENTAL BALANCE SHEET DETAILS

Accounts Receivable, Net

As of June 30, 2025 and December 31, 2024, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $1.3 million and $1.2 million, respectively.

Inventories, Net

The following table reflects the components of inventories, net, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$15,475	$15,524
Work-in-process	9,248	4,900
Finished goods	8,157	17,884
Total inventories, net	$32,880	$38,308

The Company writes down the value of inventory for potential excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of June 30, 2025 and December 31, 2024, inventory reserves were $7.8 million and $8.7 million, respectively.

Prepaid and Other Current Assets

The following table reflects prepaid and other current assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Insurance receivable	$13,200	$—
Prepaid assets and deposits	4,503	9,764
Other current assets	353	303
Total prepaid and other current assets	$18,056	$10,067

On April 10, 2025, the Company reached an agreement in principle in the case Luo v. Spectrum Pharmaceuticals, Inc., et. al. (“Luo case”). As part of the settlement in principle, the Company recognized a liability of $16.0 million during the first quarter of 2025 (as discussed in the section “Accrued Liabilities” below). The Company also recognized an insurance receivable of $13.3 million during the same period related to expected insurance recoveries as a result of the Luo case. In July 2025, the Company completed the settlement of the liability in full. As a result, both the insurance receivable and the accrued liability related to the Luo case were reduced to zero. Refer to Note 9. Commitments and Contingencies for further details.

Other current assets includes the Company’s investment in NES Therapeutic, Inc. (“NES”). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES. Pursuant to the terms of the Note Agreement, the Company purchased, for total consideration of $3.0 million, a Convertible Secured Promissory Note of $3.0 million in aggregate principal (the “NES Note”) which accrues interest annually at a rate of 10%. This investment is accounted for as a loan receivable and is valued at amortized cost.

The NES Note was extended to July 31, 2025, with both the aggregate principal and accrued interest maturing on that date. Following the maturity of the NES Note and the inability of NES to repay the loan, the Company and NES entered into negotiations. The Company is evaluating its rights under the Note Agreement. As of both June 30, 2025 and December 31, 2024, the Company has assessed an estimated $3.5 million expected credit loss on its investment, representing the entire aggregate principal amount and outstanding interest on the NES Note, based on its evaluation of probability of default that exists.

Property and Equipment, Net

The following table reflects property and equipment, net, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Furniture and office equipment	$1,412	$1,412
Laboratory equipment	20	20
Leasehold improvements	2,551	2,551
	3,983	3,983
Less: Accumulated depreciation	(3,468)	(3,397)
Property and equipment, net	$515	$586

Depreciation expense was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025 respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively. Depreciation expense is recognized in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Accrued Liabilities

The following table reflects accrued liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$2,323	$3,260
Accrued restructuring costs (See Note 14)	314	1,187
Accrued legal	19,451	8,490
Interest payable	867	867
Accrued royalties	3,589	1,223
Other accrued liabilities	4,511	3,820
Total accrued liabilities	$31,055	$18,847
Accrued legal as of June 30, 2025 includes a liability for the settlement in principle of the Luo case in the amount of approximately $16.0 million. In July 2025, the Company settled the liability in full and as a result, the accrued liability related to the Luo case was reduced to zero. Refer to “Prepaid and Other Current Assets” above and Note 9. Commitments and Contingencies for further details.

Other Long-Term Liabilities

The following table reflects other long-term liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
ROLVEDON product royalties	$5,479	$5,479
Noncurrent operating lease liabilities	995	1,122
Liability for uncertain tax provisions	2,433	2,337
Deferred employee retention credits	—	1,212
Total other long-term liabilities	$8,907	$10,150

In the second quarter of 2025, the statute of limitations for the deferred employee retention credits lapsed. As a result, for the three and six months ended June 30, 2025, the Company recognized $2.4 million of income in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss, comprised of the $1.2 million noted in the table above and an additional $1.2 million of employee retention tax credits received during the second quarter of 2025 associated with claims filed by Spectrum prior to the Spectrum Merger.

NOTE 5.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		June 30, 2025			December 31, 2024
Products rights:	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
ROLVEDON	2.5	$63,405	$(20,014)	$43,391	$63,405	$(11,336)	$—	$52,069
Sympazan	9.3	14,550	(3,233)	11,317	14,550	(2,627)	—	11,923
SPRIX	1.9	32,673	(25,375)	7,298	32,673	(23,471)	—	9,202
INDOCIN	0.0	65,605	(65,605)	—	65,605	(58,328)	—	7,277
Otrexup	0.0	—	—	—	16,364	(11,147)	(5,217)	—
Total intangible assets		$176,233	$(114,227)	$62,006	$192,597	$(106,909)	$(5,217)	$80,471

Amortization expense was $9.2 million and $18.5 million for the three and six months ended June 30, 2025, respectively, and $6.7 million and $12.3 million for the three and six months ended June 30, 2024, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2025 (remainder)	$11,188
2026	22,377
2027	20,155
2028	1,213
2029	1,213
Thereafter	5,860
Total	$62,006

During each of the three months ended June 30, 2025 and March 31, 2025, the Company’s market capitalization was below the book value of the Company’s equity, which management determined represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets at the product level at each date. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at each impairment testing date. The Company then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at each date. Based on these tests, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the Company’s long-lived asset groups as of June 30, 2025 and March 31, 2025. Accordingly, the Company concluded that the long-lived asset groups are fully recoverable and no adjustment to their carrying values was required.

NOTE 6.  DEBT

As of June 30, 2025 and December 31, 2024, long-term debt, net, consisted entirely of the carrying value of the Company’s 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) of $39.0 million and $38.8 million, respectively.

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

Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of June 30, 2025.

The 2027 Convertible Notes bear interest at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year.

The following table reflects the carrying value of the 2027 Convertible Notes as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Principal balance	$40,000	$40,000
Derivative liability for embedded conversion feature	168	168
Unamortized debt issuance costs	(1,122)	(1,355)
Carrying value	$39,046	$38,813

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method with an effective interest rate determined to be 7.8%.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. See Note 11, Fair Value, for further details around the estimated fair value of the derivative liability. All of the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s financial statements.

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest on 2027 Convertible Notes	$650	$650	$1,300	$1,300
Amortization of debt issuance costs on 2027 Convertible Notes	118	108	233	215
Total interest expense	$768	$758	$1,533	$1,515

NOTE 7.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and stock options, and from time to time also includes performance-based RSUs and stock options.

Stock-based compensation of $1.2 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and $1.4 million and $2.6 million for the three and six months ended June 30, 2024, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

During the six months ended June 30, 2025, the Company granted 2.2 million RSUs at a weighted-average fair market value of $0.78 per share, and 3.3 million stock options at a weighted-average fair market value of $0.70 per share. During the six months ended June 30, 2024, the Company granted 1.7 million RSUs at a weighted-average fair market value of $0.89 per share, and 5.3 million stock options at a weighted-average fair market value of $0.82 per share.

NOTE 8.  LEASES

The Company has a non-cancelable operating lease through December 31, 2030 for its corporate office, which is located in Lake Forest, Illinois (the “Lake Forest Lease”). Additionally, in connection with the Spectrum Merger, the Company assumed leases for two facilities and certain office equipment which Spectrum had previously been the lessee (See Note 14, Restructuring Charges).

The following table reflects lease expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2025	2024	2025	2024
Operating lease cost	Selling, general and administrative expenses	$61	$65	$121	$131
The following table reflects supplemental cash flow information related to leases for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$119	$258	$238	$540

The following table reflects supplemental balance sheet information related to leases as of June 30, 2025 and December 31, 2024 (in thousands):

	Financial Statement Classification	June 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Other long-term assets	$1,049	$1,125
Liabilities
Current operating lease liabilities	Other current liabilities	$266	$331
Noncurrent operating lease liabilities	Other long-term liabilities	995	1,122
Total lease liabilities		$1,261	$1,453

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

In February 2025, the Company amended the Jubilant HollisterStier Agreement to reduce the minimum number of batches of SPRIX required to be purchased for calendar years 2024 and 2025. Commitments to JHS for 2024 and 2025 pursuant to the amendment are approximately $1.9 million in total.

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
As noted in Note 2. Divestitures and Strategic Transactions, the Company ceased commercialization of Otrexup beginning in July 2025. The Antares Supply Agreement has termination provisions. Amounts due upon termination are only payable if the Antares Supply Agreement is formally terminated by written notice. As of August 11, 2025, the Company has not provided such notice and therefore no termination liability has been recognized. However, failure to meet minimum purchase obligations under the Antares Supply Agreement may constitute default and could lead to potential litigation or settlement obligations, which are currently estimated to be between $0.8 million and $1.0 million. An accrual of $0.8 million was accrued in accordance with ASC 450-20-25 as of June 30, 2025.

Hanmi Supply Agreement

In connection with the Spectrum Merger, the Company assumed a Manufacturing and Supply Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) pursuant to which the Company engaged Hanmi to provide certain services related to the manufacture and supply of ROLVEDON for the Company’s commercial use. The Company has agreed to purchase a minimum number of batches totaling approximately $19.1 million in 2024 and $3.8 million in 2025. The Company has met its purchase commitment from Hanmi for 2025 and does not have any additional purchase obligations with Hanmi.

CONTINGENCIES

General
The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company continues to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20-25.

Other than the matters disclosed below, the Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of its business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. Although actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, other than the matters set forth below, the Company is not currently involved in any matters that the Company believes may have a material adverse effect on its business, results of operations, cash flows or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

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

Jung v. Lebel, et al., Court of Chancery of the State of Delaware, Case No. 2024-0821 and Jung v. Turgeon, et al., Court of Chancery of the State of Delaware, Case No. 2024-0822. On August 5, 2024, alleged former Spectrum stockholder and current Assertio stockholder Jung (the same plaintiff who previously filed Jung v. Peisert, et. al., in Delaware federal court, as discussed above) filed two stockholder derivative complaints in the Delaware Chancery Court against certain former Spectrum officers and directors and naming both Assertio and Spectrum as nominal defendants. The complaints are, respectively, largely duplicative of the allegations in (1) the ongoing Christiansen shareholder class action in the Southern District of New York (discussed below), and (2) the ongoing Luo shareholder class action in the District of Nevada (discussed below). Jung previously raised these allegations in demand letters to Assertio’s Board, demanding that the Board take legal action against the individuals now named in these complaints. In response to Jung’s demand letters, the Board retained independent counsel, considered Jung’s demands, and provided a substantive response explaining the Board’s reasons for denying Jung’s demands. These complaints now allege that the Board wrongfully refused his demands. The individual defendants have not yet been served with either complaint. Assertio and Spectrum have been served with and moved to dismiss both complaints. Briefing schedules on the motions to dismiss have not been set.

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its Biologic License Application (“BLA”) to the FDA for ROLVEDON in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the Court. On October 7, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. Some of the claims were dismissed with prejudice, and some claims plaintiffs were permitted to replead. On April 10, 2025, the parties provided a joint notice to the court that they reached an agreement in principle to settle this matter, and on May 9, 2025, the parties submitted formal settlement papers to the court for preliminary approval. As identified in the settlement papers submitted to the Court, the parties agreed to a settlement of $16.0 million, of which the Company was responsible for paying approximately $2.7 million, with insurance covering the remainder. As discussed in Note 4. Supplemental Balance Sheet Details, during the second quarter of 2025, the $16.0 million liability was recorded in Accrued liabilities, while the $13.3 million insurance receivable was recorded in Prepaid and other current assets, in the Company’s Condensed Consolidated Balance Sheets. In June 2025, the Court entered an order preliminarily approving the settlement, and thereafter in July 2025, the Company and the insurers funded an escrow account with the settlement proceeds. The Court will consider whether to grant final approval of the settlement at a hearing scheduled to take place on October 20, 2025.

Christiansen v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292. On December 5, 2022, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three additional New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the court. The court consolidated the three additional New York lawsuits and entered an order designating Steven Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. On January 23, 2024, the court granted the defendants’ motion to dismiss as to five of the challenged statements but denied the motion to dismiss as to two specific statements. On October 25, 2024, a Spectrum stockholder (Ayoub) filed a substantially similar putative securities class action complaint asserting the same claims against the same defendants on behalf of the same alleged class as the New York Action. On October 30, 2024, Christiansen and Ayoub jointly moved for class certification and for appointment as class representatives in the New York Action. On November 4, 2024, defendants moved to disqualify Christiansen from serving as lead plaintiff and for a stay of proceedings pending appointment of a substitute lead plaintiff. On November 6, 2024, the court entered an order staying both cases pending resolution of the defendants’ motion to disqualify Mr. Christiansen as lead plaintiff. On August 4, 2025, the court entered an order granting the defendants’ motion to disqualify Christiansen from serving as lead plaintiff and reopening the lead plaintiff appointment process with applications to serve as substitute lead plaintiff due by September 24, 2025. The case otherwise remains stayed. The Company intends to vigorously defend itself in this matter.

Enyart v. Assertio Holdings, Inc., et. al. In the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, Case No. 2024LA00000842. On November 8, 2024, this putative securities class action lawsuit was filed by an alleged former Spectrum shareholder who received Assertio shares in the Spectrum Merger, alleging that Assertio and certain of its current and former officers and directors violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the registration statement for the Assertio shares issued in connection with the Spectrum Merger. In general terms, the complaint alleges that the registration statement contained misrepresentations and omissions related to the value of adding ROLVEDON to Assertio’s portfolio of products and the risk to Assertio’s business from potential generic competition to INDOCIN. The complaint seeks compensatory damages, rescission or a recessionary measure of damages, interest, costs, attorneys’ fees, expert witness fees, and other unspecified equitable relief. On February 21, 2025, the defendants moved to dismiss the complaint. On

June 24, 2025, the Court granted the defendants’ motion to dismiss, dismissing the complaint in its entirety, while granting leave to re-plead with respect to certain claims. On July 18, 2025, Enyart filed an amended complaint. The Court has not yet set a schedule for the defendants’ response to the amended complaint. The Company intends to vigorously defend itself in this matter.

Assertio Therapeutics Opioid Litigation and Related Matters

As noted in Note 2. Divestitures and Strategic Transactions, on May 9, 2025, the Company transferred all of the equity interests in Assertio Therapeutics to ATIH Industries, LLC. As a result of that divestiture, neither the Company nor any of its subsidiaries are defendants in any opioid-related litigation, including the opioid-related matters described in “Note 8. Commitments and Contingencies” of the Notes to the consolidated financial statements included in Part II, Item 8 of the Company’s 2024 Form 10-K.

Settled Assertio Therapeutics Litigation Matters

The below matters are litigation matters that Assertio Therapeutics historically had been involved in and which were settled prior to the Therapeutics Transaction described in Note 2. Divestitures and Strategic Transactions.

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

During the third quarter of 2024, the Company reached an agreement in principle to settle the claims asserted by Humana and HCSC in the California state court lawsuits, the terms of which are confidential. A liability was recorded for the agreement in principle, which did not have a material impact to the Company’s condensed consolidated financial statements and was paid in full during the second quarter of 2025. The parties executed a final settlement agreement in April 2025, and the California state court actions were dismissed in June 2025.

Qui Tam Litigation

On October 30, 2017, a qui tam lawsuit was filed against Depomed in the United States District Court for the District of Columbia (United States of America ex rel. Webb, et al. v. Depomed, Inc., Case No. 1:17-cv-02309-JDB). The case was filed under seal and remained under seal until after an order was entered by the district court on July 12, 2024, which followed a notice from DOJ electing to intervene, in part, and declining to intervene, in part, and which granted DOJ’s request to unseal the complaint, DOJ’s notice concerning intervention, and DOJ’s proposed order concerning its intervention. The district court order gave DOJ and the relators until October 10, 2024, to serve their respective complaints on Depomed.

The relators’ complaint alleged that Depomed violated the federal False Claims Act, 31 U.S.C. § 3729, as well as similar laws in California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina,

Oklahoma, Rhode Island, Tennessee, Texas, Vermont, Virginia, Washington, and the District of Columbia; the federal Anti-Kickback Statute, 42 U.S.C. § 1320a-7(b)(2)(B); the United States Food, Drug and Cosmetic Act, 21 U.S.C. §§ 331(d), 355(a); and laws in California and Illinois concerning fraudulent insurance claims. The relators’ complaint generally alleged that Depomed marketed off-label uses for its drugs Gralise and Lazanda, which were divested in 2020 and 2017, respectively, and that Depomed paid illegal kickbacks to physicians to induce them to write Gralise and Lazanda prescriptions. The relators also alleged that Depomed retaliated against them for complaining about Depomed’s alleged unlawful conduct. On behalf of themselves, the United States, the several states whose laws the Complaint alleges to have been violated, and certain unnamed insurance companies, the relators sought, among other things, actual damages, treble damages, back pay, two times back pay, special damages, civil penalties, pre- and post-judgment interest, attorneys’ fees, costs, and expenses.

DOJ filed its notice of intervention on July 3, 2024, stating that the United States was intervening on the allegations that Depomed knowingly marketed Lazanda in a manner that caused the submission of false claims for Lazanda to Medicare and TRICARE. DOJ noted that the United States declined to intervene on all other allegations not related to Lazanda. Therefore, DOJ declined to intervene with respect to the relators’ allegations concerning Gralise. DOJ stated that it would file its complaint in intervention within 90 days of its notice.

Settlement negotiations thereafter ensued, and on May 8, 2025, Assertio Therapeutics, DOJ, and the relators entered into a final settlement, pursuant to which the relators and DOJ stipulated to the dismissal of all claims against Assertio Therapeutics with the Company continuing to deny all wrongdoing in connection with these matters. A liability to DOJ of $3.6 million for this settlement agreement was originally recognized in the fourth quarter of 2024, and was paid on May 8, 2025.

NOTE 10.  NET LOSS PER SHARE

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

The Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024, because to do so would be anti-dilutive. Therefore, for the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per common share were the same.

The following table reflects the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2025 and 2024 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per share
Net loss	$(16,352)	$(3,674)	$(29,893)	$(8,184)
Weighted-average common shares outstanding	95,970	95,240	95,824	95,110
Basic and diluted net loss per share	$(0.17)	$(0.04)	$(0.31)	$(0.09)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share, because to do so would be anti-dilutive, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible notes	9,768	9,768	9,768	9,768
Stock-based awards and equivalents	14,271	9,624	13,183	9,023
Total potentially dilutive common shares	24,039	19,392	22,951	18,791

NOTE 11.  FAIR VALUE

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
The following tables reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$3,386	$—	$3,386
Money market funds	Cash and cash equivalents	41,597	—	—	41,597
Short-term investments:
U.S. Treasuries	Short-term investments	—	51,097	—	51,097
Total		$41,597	$54,483	$—	$96,080
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$726	$726
Derivative liability	Long-term debt	—	—	168	168
Total		$—	$—	$894	$894

December 31, 2024	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$3,897	$—	$3,897
Money market funds	Cash and cash equivalents	46,163	—	—	46,163
Short-term investments
U.S. Treasuries	Short-term investments	—	49,466	—	49,466
Total		$46,163	$53,363	$—	$99,526
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$726	$726
Derivative liability	Long-term debt	—	—	168	168
Total		$—	$—	$894	$894

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

Short-Term Investments

The Company considers all highly liquid investments with a maturity date at purchase of more than three months and less than one year to be short-term investments. The Company’s short-term investments consist of marketable securities, which may include commercial paper and U.S. Treasury securities. The Company classified its short-term investments as trading securities. The short-term investments are recorded at fair value using Level 2 inputs, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets. Realized gains and losses on short-term investments are included in Interest income in the Condensed Consolidated Statements of Comprehensive Loss.

Unrealized gains and losses from short-term investments classified as trading securities recognized by the Company for the three and six months ended June 30, 2025 and 2024 were immaterial.

Contingent Consideration Obligations

Spectrum Merger Contingent Variable Rights

In connection with the Spectrum Merger, the Company issued contingent value rights (“CVRs”) that represent a contingent consideration obligation that is measured at fair value. As of both June 30, 2025 and December 31, 2024, the fair value of the Company’s CVR liability related to the Spectrum Merger was determined by the Company to be zero. The Company recognized no expense or benefit for the change in fair value of the CVR contingent consideration during the three and six months ended June 30, 2025 or 2024.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2025 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of June 30, 2025 included updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

Zyla Merger Contingent Consideration Obligation

In connection with the Zyla Merger, the Company assumed a contingent consideration obligation to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of both June 30, 2025 and December 31, 2024, the fair value of the INDOCIN product contingent consideration was determined to be $0.7 million, and has been classified as Contingent consideration, current in the Company’s Condensed Consolidated Balance Sheets. The Company recognized no expense or benefit for the change in fair value of contingent consideration during the three and six months ended June 30, 2025 or 2024.

The fair value of the contingent consideration incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product net sales through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of June 30, 2025 included updated projections of future INDOCIN product net sales.

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.2 million as of both June 30, 2025 and December 31, 2024, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. The significant assumption used in the binomial lattice model is a credit spread of 10.5%.

There was no change in the fair value of the derivative liability for the three and six months ended June 30, 2025 or 2024.

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the carrying cost of each approximates its fair value. As of June 30, 2025, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $36.3 million, compared to a par value of $40.0 million. As of December 31, 2024, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $34.8 million, compared to a par value of $40.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of June 30, 2025 and December 31, 2024 based on a market approach, which represents a Level 2 valuation.

NOTE 12.  INCOME TAXES

As of both June 30, 2025 and June 30, 2024, the Company concluded that it is not more likely than not that it will realize the net deferred tax asset recorded as of June 30, 2025 and June 30, 2024, respectively. As a result, the Company recorded a full valuation allowance against the net deferred tax asset recorded as of both June 30, 2025 and June 30, 2024. The valuation allowance is determined in accordance with the provisions of ASC Topic 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording a full valuation allowance against its net deferred tax assets during the quarter. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

The Company recorded income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% in each period was principally due to the impact of the valuation allowance, partially offset by state income taxes.

On July 4, 2025, the President of the United States signed House Resolution 1 (“H.R. 1”), which made a number of changes to tax law in the Internal Revenue Code, including the reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. The Company is currently evaluating the impact of H.R. 1 on its tax provision and financial statements.

NOTE 13.  SEGMENT INFORMATION

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

The following table reflects the breakdown of selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling and marketing expenses	$5,575	$6,753	$12,145	$14,278
Compliance expenses	4,984	4,148	12,688	8,647
Manufacturing expenses	2,581	2,393	4,819	4,606
Other general and administrative expenses	3,820	5,091	9,283	9,378
Total selling, general and administrative expenses	$16,960	$18,385	$38,935	$36,909

Selling and marketing expenses represent costs associated with the Company’s sales force, marketing and market access for the Company’s products. Compliance expenses are composed of costs associated with the Company’s finance and legal groups. Manufacturing expenses are composed of costs associated with regulatory, quality assurance, and contract manufacturing. Other general and administrative expenses are comprised primarily of functional expenses, including expenses for human resources, investor relations, and insurance. For the three and six months ended June 30, 2025 and 2024, there were no other segment items that the Company used to aggregate other costs and expenses to reconcile between Total revenues and Net loss.

To date, substantially all of the Company’s revenues from product sales are related to sales in the U.S. See Note 3, Revenue, for further details. Substantially all of the Company’s assets are located in the U.S.

NOTE 14.  RESTRUCTURING CHARGES

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

Effective January 2, 2024, the Company separated from the service of its former President and Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, the former President and Chief Executive Officer was entitled to severance compensation and benefits of approximately $1.5 million, which was recognized as Restructuring charges within the Condensed Consolidated Statement of Comprehensive Loss for the year ended December 31, 2023, the period in which the separation and related severance benefit was determined to be probable. The Company does not expect to recognize any additional restructuring charges related to the separation from the former President and Chief Executive Officer. The Company expects all severance and benefits cash payments to the former President and Chief Executive Officer to be completed by the end of the third quarter of 2025.

During the first quarter of 2025, the Company recognized $0.3 million associated with improving efficiencies within its sales and marketing organization. These costs were recorded as Restructuring charges within the Condensed Consolidated Statement of Comprehensive Loss. The Company expects all cash payments associated with restructuring undertaken in the first quarter of 2025 to be paid by the end of the third quarter of 2025.

The Company recognized restructuring charges of zero and $0.3 million for the three and six months ended June 30, 2025 and zero and $0.7 million for the three and six months ended June 30, 2024, respectively, all of which related to employee compensation costs.

The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance as of the beginning of the period	$964	$3,368	$1,187	$4,378
Accrual additions	—	—	289	720
Cash paid	(650)	(1,038)	(1,162)	(2,768)
Balance as of the end of the period	$314	$2,330	$314	$2,330

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

•Our ability to execute the planned simplification of our corporate structure, which includes our recent divestiture of Assertio Therapeutics (see Note 2. Divestitures and Strategic Transactions of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). in a manner that achieves the anticipated cost reductions and complies with applicable legal and regulatory requirements;

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

•the outcome of, and our intentions with respect to any pending and potential future disputes, litigation or government investigations, as well as the costs and expenses associated therewith;

•the timing, cost and results of our clinical studies and other research and development efforts, including the extent to which data from the ROLVEDON same-day dosing trial, which was completed in the fourth quarter of 2024, may be included in peer-reviewed journals and potentially subsequently included in the National Comprehensive Cancer Network guidelines to support our ongoing commercialization efforts;

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

•the potential impacts of adverse business and economic conditions including inflationary pressures, economic slowdown or recession, relatively high interest rates and changes in monetary policy;
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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 12, 2025 (the “2024 Form 10-K”) and in our Quarterly Report on Form 10-Q

for the three months ended March 31, 2025. While the list of factors presented in the 2024 Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Except as required by law, we assume no obligation to update or revise any forward-looking statement after the date of this Quarterly Report on Form 10‑Q, whether as a result of new information, future events, changes in assumptions or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

COMPANY OVERVIEW

We are a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. Our focus is on supporting patients by marketing products for oncology, neurology, and pain management.

We have built our product portfolio through the acquisition or licensing of approved products, including our lead product, ROLVEDON, which we acquired on July 31, 2023, through a merger with Spectrum Pharmaceuticals, Inc. (“Spectrum”, and the merger with Spectrum the “Spectrum Merger”). ROLVEDON is the first, long-acting myeloid growth factor that has a unique molecular structure that combines a granulocyte colony-stimulating factor (“G-CSF") analog with a Fc fragment of human immunoglobulin G4 (IgG4). ROLVEDON is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients receiving anti-cancer drugs. We believe that ROLVEDON’s profile provides opportunities in both hospitals and community oncology clinics. We are working to identify further opportunities for ROLVEDON. For example, we presented results of our same-day dosing trial in December 2024 and March 2025 and have submitted for peer-reviewed journal publication.

Sympazan, which we acquired in October of 2022, utilizes clobazam and is indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome (“LGS”) for patients older than two years of age. Sympazan differentiates itself from other clobazam products through its use of PharmFilm® technology to provide clobazam in a film that adheres to the tongue and which may be beneficial for patients that experience trouble swallowing traditional oral clobazam, such as pediatric patients. We are going to present an abstract of real world evidence for Sympazan at the American Neurological Association Annual Meeting in September.

Our other products include Otrexup, which was acquired in December 2021, SPRIX and INDOCIN, which were acquired through a merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), and CAMBIA, which was acquired in December 2013.

As part of our ongoing commercial portfolio assessment, we ceased commercialization of Otrexup beginning in July 2025.

Our commercial capabilities include marketing through a sales force for ROLVEDON, both a sales force and omni-channel promotional model for Sympazan and an omni-channel promotional model for our other products. This omni-channel sales platform supports Sympazan and our other products through a non-personal promotion model that blends digital channels, remote virtual representatives, and machine learning (“ML”). Key aspects of our commercial model include (i) a patient-centric approach, (ii) differentiated products in oncology, neurology, and pain management that set us apart in a competitive market, (iii) patient/provider services to improve adoption of our products and enhance the overall patient experience, and (iv) increased accessibility, including through targeted national and regional payors, which is vital to reaching a broader patient population. Additionally, our executive leadership team has extensive commercial execution and business development experience that supports our commercial capabilities and our sales force.

On May 9, 2025, we transferred all of the equity interests in Assertio Therapeutics to an established purchaser of legacy litigation matters resulting in Assertio Therapeutics being owned by the purchaser’s related company, ATIH Industries, LLC (the “Therapeutics Transaction”). At the closing of the Therapeutics Transaction, Assertio Therapeutics held approximately $8.2 million in cash, insurance and retained a single-digit royalty based on net income derived from INDOCIN. In addition, Assertio Therapeutics retained certain legal liabilities, including those related to opioid litigation. As a result of the Therapeutics Transaction, we are not defendants in any opioid-related litigation.

Our primary marketed products are:

ROLVEDONTM (eflapegrastim-xnst) injection for subcutaneous use
A long-acting G-CSF with a novel formulation that is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia.

Sympazan® (clobazam) oral film
A benzodiazepine indicated for the adjunctive treatment of seizures associated with LGS in patients aged two years of age or older. Sympazan is the only product to offer clobazam in a film with PharmFilm technology. Sympazan is taken without water or liquid, adheres to the tongue, and dissolves to deliver clobazam.

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024
The following table reflects loss from operations for the three months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Product sales, net:
ROLVEDON	$16,128	$15,144
INDOCIN products	3,033	6,913
Sympazan	3,244	2,668
SPRIX	1,976	2,147
Other products	4,441	3,823
Total product sales, net	28,822	30,695
Royalty revenue	400	431
Total revenues	29,222	31,126
Costs and expenses:
Cost of sales	10,677	8,889
Research and development expenses	387	798
Selling, general and administrative expenses	16,960	18,385
Amortization of intangible assets	9,233	6,671
Total costs and expenses	37,257	34,743
Loss from operations	$(8,035)	$(3,617)

Product Sales, net

ROLVEDON net product sales increased $1.0 million from $15.1 million for the three months ended June 30, 2024 to $16.1 million for the three months ended June 30, 2025, primarily due to higher volume and the adjustment of a prior period returns reserve of $5.4 million established in connection with the Spectrum Merger, partially offset by lower net pricing. In the remainder of 2025, we expect that the average sales price for ROLVEDON, which is used to set pricing for a significant portion of our net product sales, will be negatively impacted due to increased discounts, chargebacks, rebates given to our customers and increased competition.

INDOCIN net product sales decreased $3.9 million from $6.9 million for the three months ended June 30, 2024 to $3.0 million for the three months ended June 30, 2025, primarily due to lower volume and pricing due to generic indomethacin suppositories. In the remainder of 2025, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing generic entrants, new and expected future generic entrants, including two new generic entrants in 2025, and other competitive products.
Sympazan net product sales increased $0.6 million from $2.7 million for the three months ended June 30, 2024 to $3.2 million for the three months ended June 30, 2025, primarily due to higher volume and favorable payor mix.
SPRIX net product sales decreased $0.2 million from $2.1 million for the three months ended June 30, 2024 to $2.0 million for the three months ended June 30, 2025, primarily due lower volume, partially offset by favorable payor mix.
Other net product sales for the three months ended June 30, 2025 and 2024 included net product sales of Otrexup of $2.8 million and $2.0 million, respectively, net product sales of CAMBIA of $1.3 million and $1.4 million, respectively, and net product sales of Zipsor of $0.3 million and $0.4 million, respectively. The year-over-year increase in other net product sales was primarily due to higher Otrexup net product sales in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. We ceased commercialization of Otrexup beginning in July 2025.
Due to the competitive markets in which our products compete, we expect the pricing of all of our products to be impacted by higher discounts, chargebacks, and rebates in the remainder of 2025 as compared to 2024.

Royalty Revenue

In November 2010, we entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and now Searchlight Pharma, or “Searchlight,” now owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalty revenue related to the CAMBIA licensing agreement of $0.4 million for each of the three months ended June 30, 2025 and 2024.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write-downs and scrap, product quality testing, internal employee costs related to the manufacturing process, distribution costs, and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets. Fair value of inventories acquired through business combinations or asset acquisitions include an inventory step-up within the value of inventories. The inventory step-up value is amortized as the related inventory is sold, and included in cost of sales.

Cost of sales increased $1.8 million from $8.9 million for the three months ended June 30, 2024 to $10.7 million for the three months ended June 30, 2025. The increase was primarily due to $2.5 million of one-time costs associated with ceasing commercialization of Otrexup in the three months ended June 30, 2025, and a $2.1 million increase primarily due to the impact of higher ROLVEDON volumes on cost of sales. The increase was partially offset by a $2.1 million decrease in inventory write-downs, $0.5 million of ROLVEDON inventory step-up amortization included in the three months ended June 30, 2024 which did not recur in the three months ended June 30, 2025, and a $0.2 million decrease in other cost of sales.

Cost of sales are impacted by both product volume and mix, changes in which will impact Cost of sales recognized by us in future periods. In the remainder of 2025, we expect Cost of sales, as a percentage of sales, to continue to be negatively affected by changes in product volume and mix as compared to 2024.

Research and Development Expenses

Research and development expenses include salaries, costs for clinical trials, consultant fees, supplies, and allocations of corporate costs. Research and development expenses were $0.4 million and $0.8 million for the three months ended June 30, 2025 and June 30, 2024, respectively, primarily representing costs directly associated with ongoing clinical activity for the ROLVEDON pediatric safety trial in 2025 and the same-day dosing trial in 2024. We expect expenses associated with this clinical trial to be significantly reduced in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general and administrative expenses decreased $1.4 million from $18.4 million for the three months ended June 30, 2024 to $17.0 million for the three months ended June 30, 2025, primarily due to (i) $2.4 million of income recognized during the three months ended June 30, 2025 related to the lapsing of the statute of limitations for employee retention tax credits, of which there were none recognized in the three months ended June 30, 2024, (ii) a $1.3 million decrease in selling and marketing expenses, (iii) a $0.4 decrease million in personnel expenses, and (iv) a $0.4 million decrease in other general operating expenses. These decreases were partially offset by (i) $1.3 million of one-time costs recognized in the three months ended June 30, 2025 associated with ceasing commercialization of Otrexup, (ii) $1.0 million of costs related to the Therapeutics Transaction recognized in the three months ended June 30, 2025, and (iii) $0.7 of net higher legal charges and settlements of certain litigation items.

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the three months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Amortization of intangible assets—ROLVEDON	$4,339	$1,516
Amortization of intangible assets—INDOCIN	3,639	3,640
Amortization of intangible assets—Sympazan	303	302
Amortization of intangible assets—Otrexup	—	261
Amortization of intangible assets—SPRIX	952	952
Total	$9,233	$6,671

Amortization expense increased $2.6 million from $6.7 million for the three months ended June 30, 2024 to $9.2 million for the three months ended June 30, 2025, primarily as a result of an increase in amortization expense of $2.8 million due to a change in the remaining estimated useful life of the ROLVEDON product rights intangible assets in December 2024, partially offset by a decrease of $0.3 million due to the full impairment of the Otrexup intangible asset group in the fourth quarter of 2024.

During each of the three months ended June 30, 2025 and March 31, 2025, our market capitalization continued to be below the book value of our equity. Management determined that our book value of equity exceeding our market capitalization represented an indicator of impairment with respect to its long-lived assets. Applying the relevant accounting guidance, we first assessed the recoverability of our long-lived assets at the product level at each date. We determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the Company’s long-lived asset groups as of June 30, 2025 and March 31, 2025. Accordingly, we concluded that the long-lived asset groups are fully recoverable and no adjustment to their carrying values was required.

In performing the impairment assessment as of June 30, 2025, we determined that the estimated undiscounted cash flows of the SPRIX assets group exceeded its carrying value by approximately 20%. The sum of the undiscounted cash flows could continue to decrease in the event of significant unfavorable changes in their estimated undiscounted future cash flows due to increased competition. Any significant unfavorable changes in the estimated undiscounted future cash flows may also impact the related assets, such as inventory, leading to potential charges in addition to a potential impairment. Any future impairment of our long-lived assets, including SPRIX, may result in material charges that could have a material adverse effect on the Company’s business and financial results.

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024
The following table reflects loss from operations for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Product sales, net:
ROLVEDON	$29,249	$29,622
INDOCIN products	8,578	15,596
Sympazan	5,423	5,285
SPRIX	3,565	3,584
Other products	8,003	8,470
Total product sales, net	54,818	62,557
Royalty revenue	894	1,017
Total revenues	55,712	63,574
Costs and expenses:
Cost of sales	18,463	20,066
Research and development expenses	825	1,531
Selling, general and administrative expenses	38,935	36,909
Amortization of intangible assets	18,465	12,302
Restructuring charges	289	720
Total costs and expenses	76,977	71,528
Loss from operations	$(21,265)	$(7,954)

Product Sales, net

ROLVEDON net product sales decreased $0.4 million from $29.6 million for the six months ended June 30, 2024 to $29.2 million for the six months ended June 30, 2025, primarily driven by lower net pricing, which included revenue from the adjustment of a prior period returns reserve of $5.4 million established in connection with the Spectrum Merger, partially offset by higher volume.

INDOCIN net product sales decreased $7.0 million from $15.6 million for the six months ended June 30, 2024 to $8.6 million for the six months ended June 30, 2025, primarily due to lower pricing and volume due to generic indomethacin suppositories.
Sympazan net product sales increased $0.1 million from $5.3 million for the six months ended June 30, 2024 to $5.4 million for the six months ended June 30, 2025, primarily due to higher volume, partially offset by unfavorable payor mix.
SPRIX net product sales were virtually unchanged for the six months ended June 30, 2025 compared with the six months ended June 30, 2024, as lower volume was offset by favorable payor mix.
Other net product sales for six months ended June 30, 2025 and 2024 included net product sales of Otrexup of $4.5 million and $4.9 million, respectively, net product sales of CAMBIA of $2.9 million and $2.7 million, respectively, and net product sales of Zipsor of $0.6 million and $0.9 million, respectively. The year-over-year decrease in other net product sales was primarily due to lower Otrexup and Zipsor net product sales in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Royalty Revenue

In November 2010, we entered into a license agreement granting Searchlight the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalty revenue related to the CAMBIA license agreement of $0.9 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.

Cost of Sales

Cost of sales decreased $1.6 million from $20.1 million for the six months ended June 30, 2024 to $18.5 million for the six months ended June 30, 2025. The decrease was primarily due to $4.6 million of ROLVEDON inventory step-up amortization included in the six months ended June 30, 2024 which did not recur in the six months ended June 30, 2025, and a $3.1 million decrease in inventory write-downs. The decrease was partially offset by $2.5 million of one-time costs associated with ceasing commercialization of Otrexup in the six months ended June 30, 2025, and a $3.6 million increase due to the impact of higher ROLVEDON volumes on cost of sales.

Research and Development Expenses

Research and development expenses were $0.8 million and $1.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively, primarily representing costs directly associated with ongoing clinical activity for the ROLVEDON pediatric safety trial in 2025 and the same-day dosing trial in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million from $36.9 million for the six months ended June 30, 2024 to $38.9 million for the six months ended June 30, 2025, primarily due to (i) $3.8 of net higher legal charges and settlements of certain litigation items, (ii) $1.3 million of one-time costs recognized in the six months ended June 30, 2025 associated with ceasing commercialization of Otrexup, (iii) $1.1 million of costs related to the Therapeutics Transaction recognized in the six months ended June 30, 2025, and (iv) a $0.9 million increase in other general operating expenses. The increase was partially offset by (i) $2.4 million of income recognized during the six months ended June 30, 2025 related to the lapsing of the statute of limitations for employee retention tax credits, (ii) a $1.4 million decrease in selling and marketing expenses, and (iii) a decrease of $1.3 million in personnel expenses.

The increase in net legal charges and settlements for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 is primarily due to a net expense of $2.7 million recognized for the six months ended June 30, 2025, which consisted of a $16.0 million liability recognized for the settlement in principle of the Luo v. Spectrum Pharmaceuticals, Inc., et al. case (the “Luo case”), partially offset by the recognition of a related insurance receivable of $13.3 million. Both the insurance receivable and the accrued liability settled in cash in July 2025 (see “Note 9. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information).

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Amortization of intangible assets—ROLVEDON	$8,678	$3,033
Amortization of intangible assets—INDOCIN	7,277	6,238
Amortization of intangible assets—Sympazan	606	605
Amortization of intangible assets—Otrexup	—	522
Amortization of intangible assets—SPRIX	1,904	1,904
Total	$18,465	$12,302

Amortization expense increased $6.2 million from $12.3 million for the six months ended June 30, 2024 to $18.5 million for the six months ended June 30, 2025, primarily as a result of an increase in amortization expense of $5.6 million due to a change in the remaining estimated useful life of the ROLVEDON product rights intangible assets in December 2024, and an increase of $1.0 million due to a change in the remaining estimated useful life of the INDOCIN product rights intangible assets in April 2024, partially offset by a decrease of $0.5 million due to the full impairment of the Otrexup intangible asset group in the fourth quarter of 2024.

For information regarding our impairment assessment of the SPRIX asset group as of June 30, 2025 and 2024, see “RESULTS OF OPERATIONS—Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024 —Amortization of Intangible Assets” above.

Restructuring Charges

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies in anticipation of changes in the business environment. As such, Company management may approve, from time to time, plans to reduce costs and improve efficiencies, which may result in incurring costs associated with those restructuring efforts.

Restructuring charges were $0.3 million and $0.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

During the first quarter of 2025, we recognized $0.3 million associated with improving efficiencies within our sales and marketing department. We expect all cash payments associated with the restructuring undertaken in the first quarter of 2025 to be paid by the end of the third quarter of 2025.

Effective January 2, 2024, we separated from the service of our former President and Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, the former President and Chief Executive Officer was entitled to severance compensation and benefits of approximately $1.5 million, which was recognized as an expense for the year ended December 31, 2023, the period in which the separation and related severance benefit was determined to be probable. We expect all severance and benefits cash payments to the former President and Chief Executive Officer to be completed by the end of the third quarter of 2025.

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

The following is a discussion of Other (Expense) Income and Income Tax Provision for the three and six months ended June 30, 2025 and 2024.

Other (Expense) Income

The following table reflects Other (expense) income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss on Assertio Therapeutics divestiture	$(8,174)	$—	$(8,174)	$—
Interest expense	(768)	(758)	(1,533)	(1,515)
Interest income	675	842	1,395	1,554
Other (loss) gain	6	8	(15)	12
Total other (expense) income	$(8,261)	$92	$(8,327)	$51

Total other (expense) income changed by $8.4 million from other income of $0.1 million for the three months ended June 30, 2024 to other expense of $8.3 million for the three months ended June 30, 2025, and changed by $8.4 million from other income of $0.1 million for the six months ended June 30, 2024 to other expense of $8.3 million for the six months ended June 30, 2025. The change for both periods was primarily due to an $8.2 million Loss on Assertio Therapeutics divestiture recognized during the three and six months ended June 30, 2025, as described in Note 2, Divestitures and Strategic Transactions, of the accompanying Condensed Consolidated Financial Statements.

The following table reflects Interest expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest on 2027 Convertible Notes	$650	$650	$1,300	$1,300
Amortization of debt issuance costs on 2027 Convertible Notes	118	108	233	215
Total interest expense	$768	$758	$1,533	$1,515

Income Tax Expense

We recorded an income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% in each period was primarily due to the impact of the valuation allowance, partially offset by state income taxes. As of both June 30, 2025 and June 30, 2024, we concluded that it is not more likely than not that we will realize our net deferred tax asset recorded as of June 30, 2025 and June 30, 2024, respectively. As a result, we recorded a full valuation allowance against our net deferred tax asset as of both June 30, 2025 and June 30, 2024.

On July 4, 2025, the President of the United States signed House Resolution 1 (“H.R. 1”), which made a number of changes to tax law in the Internal Revenue Code, including the reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. The Company is currently evaluating the impact of H.R. 1 on its tax provision and financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have financed and continue to finance our operations and business development efforts primarily from product sales, public sales of equity securities, including convertible debt securities, and the proceeds of secured borrowings.

We believe that our existing cash and cash equivalents and short-term investments, which totaled $98.2 million at June 30, 2025, will be sufficient to fund our operations and make the required payments under our debt agreements due for the next 12 months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of differences between the actual cash impacts and our expected impacts related to numerous factors, including:

•expenditures related to the commercialization of our products, including our efforts to manage supply costs and enhance the long-term prospects of ROLVEDON product sales;
•fluctuations in the timing and amount of our working capital needs, particularly as it relates to the collection of accounts receivable, net, the timing of purchases of inventories, net, and the timing of payment of our accounts payable and accrued rebates, returns and discounts;
•the timing of our purchases of inventory pursuant to our supply agreements, such as the increased purchases of ROLVEDON inventory that occurred in 2024 and the first quarter of 2025, and the impact this may have on our inventory purchases in future periods;
•declines in sales of our marketed products, including those resulting from the entry and sales of generics and/or other products competitive with any of our products;
•potential additional expenses relating to any litigation matters, as discussed “Note 9. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q;
•interest and principal payments on our current and future indebtedness;
•acquisitions or licenses of complementary businesses, products, technologies or companies;
•financial terms of definitive license agreements or other commercial agreements we may enter into;
•milestone and royalty revenue we receive under our collaborative development arrangements;
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

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of June 30, 2025.

The following table reflects summarized cash flow activities for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$6,553	$14,895
Net cash used in investing activities	(9,875)	(43,320)
Net cash used in financing activities	(180)	(281)
Net decrease in cash and cash equivalents	$(3,502)	$(28,706)

Cash Flows from Operating Activities

Cash provided by operating activities was $6.6 million for the six months ended June 30, 2025, compared to $14.9 million for the six months ended June 30, 2024. The decrease was primarily due to lower net product sales and higher selling, general and administrative expenses as a result of increased legal expenses and one-time costs associated with ceasing commercialization of Otrexup as well as costs related to the Therapeutics Transaction included in the six months ended June 30, 2025. For the six months ended June 30, 2025, reconciling items included a loss on the Assertio Therapeutics divestiture of $8.2 million, as described in Note 2. Divestitures and Strategic Transactions of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net cash generated by working capital increased $0.2 million from $4.3 million for the six months ended June 30, 2024 to $4.5 million for the six months ended June 30, 2025, primarily due to (i) a favorable cash impact from the timing of settlements of accrued rebates, returns and discounts, (ii) a net accrual for the Luo case which was included in accrued liabilities as of June 30, 2025, prior to its settlement in July 2025 (see Note 9. Commitments and Contingencies of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details), and (iii) the timing of inventory payments, particularly for ROLVEDON raw material inventory. The increase was partially offset by (i) a reduction in cash collections from accounts receivable, primarily due to the timing of customer payments, including extended payment terms, and (ii) an insurance receivable related to the Luo case of $13.3 million included in other current assets as of June 30, 2025, prior to its settlement in July of 2025.

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2025, was $9.9 million, which consisted of $59.3 million of purchases of short-term investments in highly liquid marketable securities with a maturity date at purchase of more than three months and less than one year and an $8.2 million investing outflow from cash transferred in the Therapeutics Transaction, offset by $57.6 million of proceeds from maturities of short-term investments. Refer to Note 2. Divestitures and Strategic Transactions of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the Therapeutics Transaction.

Cash used in investing activities for the six months ended June 30, 2024, was $43.3 million, which consisted entirely of purchases of short-term investments in highly liquid marketable securities with a maturity date at purchase of more than three months and less than one year.

Cash Flows from Financing Activities

Cash used in financing activities was $0.2 million and $0.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively, and consisted entirely of cash used for employees’ withholding tax liability upon the vesting of employee stock awards.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligations, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and non-cancelable leases for our office space. There were no material changes to our material cash requirements from contractual or other obligations outside the ordinary course of business or due to other factors since we filed our 2024 Form 10-K. For a description of our material contractual or other obligations, see “Note 9. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, income taxes, and acquisitions to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgements and estimates since we filed our 2024 Form 10-K. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Significant Estimates in our 2024 Form 10-K for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 9. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from (i) Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K and (ii) Part II Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025. Except as disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, there have been no material changes to our risk factors since our 2024 Form 10-K. In addition to other information in this report, the risks and uncertainties referenced above, should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	3,413	$0.67	N/A	N/A
May 1, 2025 - May 31, 2025	114,917	$0.64	N/A	N/A
June 1, 2025 - June 30, 2025	—	—	N/A	N/A
Total	118,330	$0.64

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or Section 16 officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's registration statement Form S-8 filed on May 13, 2025)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
_______________________________________________________
*    Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2025	ASSERTIO HOLDINGS, INC.

/s/ Brendan P. O’Grady
Brendan P. O’Grady
Chief Executive Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Financial Officer