Form 10-Q
period 2025-09-30
Assertio Holdings, Inc.
filed 2025-11-10
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 6, 2025, was 96,252,087.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2025

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,500	$50,588
Short-term investments	54,927	49,466
Accounts receivable, net	141,307	54,120
Inventories, net	24,763	38,308
Prepaid and other current assets	4,076	10,067
Total current assets	263,573	202,549
Property and equipment, net	479	586
Intangible assets, net	54,711	80,471
Other long-term assets	1,012	1,126
Total assets	$319,775	$284,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,664	$14,736
Accrued rebates, returns and discounts	130,536	76,304
Accrued liabilities	16,263	18,847
Contingent consideration, current portion	450	726
Other current liabilities	4,870	4,075
Total current liabilities	166,783	114,688
Long-term debt	39,166	38,813
Other long-term liabilities	8,023	10,150
Total liabilities	213,972	163,651
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 96,247,776 and 95,536,990 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	9	9
Additional paid-in capital	797,366	794,196
Accumulated deficit	(691,572)	(673,124)
Total shareholders’ equity	105,803	121,081
Total liabilities and shareholders’ equity	$319,775	$284,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$49,459	$28,705	$104,277	$91,262
Royalty revenue	—	499	894	1,516
Total revenues	49,459	29,204	105,171	92,778
Costs and expenses:
Cost of sales	13,654	7,550	32,117	27,616
Research and development expenses	379	1,005	1,204	2,536
Selling, general and administrative expenses	16,930	16,726	55,865	53,635
Change in fair value of contingent consideration	(276)	300	(276)	300
Amortization of intangible assets	5,594	6,671	24,059	18,973
Impairment of intangible assets	1,700	—	1,700	—
Restructuring charges	—	—	289	720
Total costs and expenses	37,981	32,252	114,958	103,780
Income (loss) from operations	11,478	(3,048)	(9,787)	(11,002)
Other (expense) income:
Loss on Assertio Therapeutics divestiture	—	—	(8,174)	—
Interest expense	(770)	(761)	(2,303)	(2,276)
Interest income	664	887	2,059	2,441
Other gain	26	45	11	57
Total other (expense) income	(80)	171	(8,407)	222
Net income (loss) before income taxes	11,398	(2,877)	(18,194)	(10,780)
Income tax benefit (expense)	47	(44)	(254)	(325)
Net income (loss) and comprehensive income (loss)	$11,445	$(2,921)	$(18,448)	$(11,105)

Basic net income (loss) per share	$0.12	$(0.03)	$(0.19)	$(0.12)
Diluted net income (loss) per share	$0.11	$(0.03)	$(0.19)	$(0.12)
Shares used in computing basic net income (loss) per share	96,245	95,352	95,966	95,191
Shares used in computing diluted net income (loss) per share	106,514	95,352	95,966	95,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at June 30, 2025	96,217	$9	$796,306	$(703,017)	$93,298
Common stock issuance and other impacts of the vesting and settlement of equity awards	31	—	(7)	—	(7)
Stock-based compensation	—	—	1,067	—	1,067
Net income	—	—	—	11,445	11,445
Balances at September 30, 2025	96,248	$9	$797,366	$(691,572)	$105,803

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at June 30, 2024	95,333	$9	$791,871	$(659,727)	$132,153
Common stock issuance and other impacts of the vesting and settlement of equity awards	28	—	(10)	—	(10)
Stock-based compensation	—	—	1,296	—	1,296
Net loss	—	—	—	(2,921)	(2,921)
Balances at September 30, 2024	95,361	$9	$793,157	$(662,648)	$130,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2024	95,537	$9	$794,196	$(673,124)	$121,081
Common stock issuance and other impacts of the vesting and settlement of equity awards	711	—	(187)	—	(187)
Stock-based compensation	—	—	3,357	—	3,357
Net loss	—	—	—	(18,448)	(18,448)
Balances at September 30, 2025	96,248	$9	$797,366	$(691,572)	$105,803

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2023	94,669	$9	$789,537	$(651,543)	$138,003
Common stock issuance and other impacts of the vesting and settlement of equity awards	692	—	(291)	—	(291)
Stock-based compensation	—	—	3,911	—	3,911
Net loss	—	—	—	(11,105)	(11,105)
Balances at September 30, 2024	95,361	$9	$793,157	$(662,648)	$130,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(18,448)	$(11,105)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	24,166	19,118
Amortization of debt issuance costs	353	326
Accretion of interest income from short-term investments	44	(538)
Loss on Assertio Therapeutics divestiture	8,174	—
Impairment of intangible assets	1,700	—
Recurring fair value measurements of assets and liabilities	(268)	269
Provisions for inventory	3,197	4,982
Stock-based compensation	3,357	3,911
Changes in assets and liabilities:
Accounts receivable	(87,187)	2,719
Inventories	10,348	(7,084)
Prepaid and other assets	6,105	5,822
Accounts payable and other accrued liabilities	(3,337)	(5,255)
Accrued rebates, returns and discounts	54,232	2,345
Interest payable	(650)	(650)
Net cash provided by operating activities	1,786	14,860
Investing Activities
Assertio Therapeutics divestiture	(8,174)	—
Proceeds from maturities of short-term investments	85,232	23,534
Purchases of short-term investments	(90,745)	(73,563)
Net cash used in investing activities	(13,687)	(50,029)
Financing Activities
Payments related to the vesting and settlement of equity awards, net	(187)	(291)
Net cash used in financing activities	(187)	(291)
Net decrease in cash and cash equivalents	(12,088)	(35,460)
Cash and cash equivalents at beginning of year	50,588	73,441
Cash and cash equivalents at end of period	$38,500	$37,981

Supplemental Disclosure of Cash Flow Information
Net cash (refunded) paid for income taxes	$(833)	$1,388
Cash paid for interest	$2,600	$2,600

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

The Company has built its product portfolio through the acquisition or licensing of approved products, including its lead product, ROLVEDON. The Company’s commercial capabilities include marketing through both a sales force and an omni-channel promotional model, market access through payor contracting, and trade and distribution. The Company’s primary marketed products include ROLVEDONTM (elflapegrastim-xnst) injection for subcutaneous use, Sympazan® (clobazam) oral film, INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, SPRIX® (ketorolac tromethamine) Nasal Spray, CAMBIA® (diclofenac potassium for oral solution) and Otrexup® (methotrexate) injection for subcutaneous use. In July 2025, the Company ceased commercializing Otrexup (see Note 2, Divestitures and Strategic Transactions).

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries. Reference to “Assertio Specialty” refers to Assertio Specialty Pharmaceuticals, LLC, and “Spectrum” refers to Spectrum Pharmaceuticals, Inc. and/or its applicable subsidiary or subsidiaries. Both Assertio Specialty and Spectrum are wholly-owned subsidiaries of the Company. Additionally, the use of “Assertio Therapeutics” or “Depomed” refers to Assertio Therapeutics, Inc., and/or its applicable subsidiary or subsidiaries. Assertio Therapeutics was divested on May 9, 2025 (see Note 2, Divestitures and Strategic Transactions).

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the entire year ending December 31, 2025.

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

Reverse Stock Split
On May 7, 2025, the shareholders of the Company approved a proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split. The proposal allows but does not require the Company’s Board of Directors (the “Board”) to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of not less than 1-for-2 and not greater than 1-for-15. The Company’s Board has not yet effected this reverse stock split.

NOTE 2. DIVESTITURES AND STRATEGIC TRANSACTIONS

Assertio Therapeutics Divestiture

On May 9, 2025, the Company transferred all of the equity interests in Assertio Therapeutics to an established purchaser of legacy litigation matters resulting in Assertio Therapeutics being owned by the purchaser’s related company,

ATIH Industries, LLC (the “Therapeutics Transaction”). At the closing of the Therapeutics Transaction, Assertio Therapeutics held approximately $8.2 million in cash, insurance and retained a single-digit royalty based on net income derived from INDOCIN. In addition, Assertio Therapeutics retained certain legal liabilities, including those related to opioid litigation (see Note 9. Commitments and Contingencies for further information). As a result of the Therapeutics Transaction, neither the Company nor any of its current subsidiaries are defendants in any opioid-related litigation, including the opioid-related matters described in “Note 8. Commitments and Contingencies” of the Notes to the consolidated financial statements included in Part II, Item 8 of the Company’s 2024 Form 10-K.

The Company recognized a net loss of $8.2 million on the Therapeutics Transaction during the second quarter of 2025, which is shown as Loss on Assertio Therapeutics divestiture for the nine months ended September 30, 2025 in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). The Therapeutics Transaction is reflected as cash used in investing activities for the nine months ended September 30, 2025 in the Company’s Condensed Consolidated Statements of Cash Flows.

Otrexup Decommercialization

As part of its ongoing commercial portfolio assessment, the Company ceased commercialization of Otrexup in July 2025. As a result of this decision, the Company incurred $3.8 million of expenses during the second quarter of 2025. These costs were primarily associated with the write-off of inventory (including inventory held at the Company’s contract manufacturers for Otrexup), the write-off of certain prepaid assets and the recognition of an accrual for the minimum purchase obligation required under the Antares contract (see Note 9. Commitments and Contingencies for further details). In the third quarter of 2025, the Company accrued an additional $1.3 million of expenses associated with ceasing commercialization of Otrexup.

During the three and nine months ended September 30, 2025, the Company recognized expenses related to ceasing commercialization of Otrexup of $1.3 million and $2.6 million, respectively, in Selling, general and administrative expenses, and zero and $2.5 million, respectively, in Cost of sales in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects total revenues for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales, net:
ROLVEDON	$38,567	$15,021	$67,817	$44,643
INDOCIN products	4,847	5,669	13,424	21,265
Sympazan	2,833	2,642	8,256	7,927
SPRIX	1,686	1,997	5,251	5,581
Other products	1,526	3,376	9,529	11,846
Total product sales, net	49,459	28,705	104,277	91,262
Royalty revenue	—	499	894	1,516
Total revenues	$49,459	$29,204	$105,171	$92,778
Product Sales, net

Product sales, net, consist of sales of the Company’s products as listed above. Other product sales, net, for the three and nine months ended September 30, 2025 and 2024 represent product sales for Otrexup, CAMBIA and Zipsor. During the first quarter of 2025, the Company reclassified product sales from Otrexup and CAMBIA to the Other products line in the table above. Prior period amounts were reclassified herein to conform with the current period presentation. As discussed in Note 2. Divestitures and Strategic Transactions, the Company ceased commercialization of Otrexup in July 2025.

In the third quarter of 2025, the Company advanced key integration efforts to consolidate operations and align its products, including ROLVEDON, under a single subsidiary, Assertio Specialty. Sales of ROLVEDON in the third quarter of 2025 reflect both current quarter demand and large purchases by several national distributors to help ensure consistent supply of ROLVEDON over the next two quarters as the Company completes the integration of ROLVEDON into Assertio Specialty. The Company anticipates no material net product sales of ROLVEDON in the fourth quarter of 2025 and first quarter of 2026, and expects regular sales of the newly labeled ROLVEDON to begin in the second quarter of 2026.

To facilitate this one-time sale, the Company provided its customers with higher-than-historical levels of discounts and extended payment terms. The related discounts and payment terms were accounted for in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and met the accounting criteria for applying the practical expedient to not recognize a significant financing element.

The Company reviews its estimates related to its accrued rebates, returns and discounts, including those recorded in prior periods, on a frequent basis and makes adjustments to those allowances as needed. Those adjustments to revenue recognized for products sold in prior periods were approximately 3% and 7% of Product sales, net, for the three and nine months ended September 30, 2025, respectively, and 11% and 4% of Product sales, net, for the three and nine months ended September 30, 2024, respectively. The adjustment for the nine months ended September 30, 2025 included the adjustment of a prior period returns reserve of $5.4 million established in connection with the acquisition of Spectrum in July 2023 (the “Spectrum Merger”).

Royalty Revenue

In November 2010, the Company entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and now Searchlight Pharma, or “Searchlight,” owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. Searchlight independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized royalty revenue related to the CAMBIA licensing agreement of zero and $0.9 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.
NOTE 4. SUPPLEMENTAL BALANCE SHEET DETAILS

Accounts Receivable, Net

As of September 30, 2025 and December 31, 2024, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $3.0 million and $1.2 million, respectively.

Inventories, Net

The following table reflects the components of inventories, net, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$15,174	$15,524
Work-in-process	7,371	4,900
Finished goods	2,218	17,884
Total inventories, net	$24,763	$38,308

The decrease in finished goods from December 31, 2024 to September 30, 2025 primarily relates to sales of ROLVEDON, including the large purchases by several national distributors in the third quarter of 2025 (see Note 3. Revenue above for further information) and the impact on Otrexup inventory from ceasing commercialization of Otrexup in the second quarter of 2025 (see Note 2. Divestitures and Strategic Transactions above for further information).

The Company writes down the value of inventory for potential excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of September 30, 2025 and December 31, 2024, inventory reserves were $8.3 million and $8.7 million, respectively.

Prepaid and Other Current Assets

The following table reflects prepaid and other current assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Prepaid assets and deposits	3,734	9,764
Other current assets	342	303
Total prepaid and other current assets	$4,076	$10,067

Other current assets as of December 31, 2024 includes the Company’s investment in NES Therapeutic, Inc. (“NES”). In August 2018, the Company entered into a Convertible Secured Note Purchase Agreement (the “Note Agreement”) with NES. Pursuant to the terms of the Note Agreement, the Company purchased, for total consideration of $3.0 million, a Convertible Secured Promissory Note of $3.0 million in aggregate principal (the “NES Note”) which accrued interest annually at a rate of 10%. This investment was accounted for as a loan receivable and valued at amortized cost. As of December 31, 2024, the Company had assessed an estimated $3.5 million expected credit loss on its investment, representing the entire aggregate principal amount and outstanding interest on the NES Note, based on its evaluation of probability of default.

The NES Note was extended to July 31, 2025, with both the aggregate principal and accrued interest maturing on that date. Following the maturity of the NES Note and the inability of NES to repay the loan, the Company and NES entered into negotiations. The Company is evaluating its rights under the Note Agreement. During the three months ended September 30, 2025, the Company wrote off its investment in the NES Note, with no net impact to the Company’s financial statements as of September 30, 2025.

Property and Equipment, Net

The following table reflects property and equipment, net, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Furniture and office equipment	$1,412	$1,412
Laboratory equipment	20	20
Leasehold improvements	2,551	2,551
	3,983	3,983
Less: Accumulated depreciation	(3,504)	(3,397)
Property and equipment, net	$479	$586

Depreciation expense was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2025 respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense is recognized in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

Accrued Liabilities

The following table reflects accrued liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$3,071	$3,260
Accrued restructuring costs (See Note 14)	—	1,187
Accrued legal	3,965	8,490
Interest payable	217	867
Accrued royalties	4,415	1,223
Other accrued liabilities	4,595	3,820
Total accrued liabilities	$16,263	$18,847

Other Long-Term Liabilities

The following table reflects other long-term liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
ROLVEDON product royalties	$4,612	$5,479
Noncurrent operating lease liabilities	930	1,122
Liability for uncertain tax provisions	2,481	2,337
Deferred employee retention credits	—	1,212
Total other long-term liabilities	$8,023	$10,150

In the second quarter of 2025, the statute of limitations for the deferred employee retention credits lapsed. The Company recognized $2.4 million of income in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) in the second quarter of 2025, comprised of the $1.2 million noted as of December 31, 2024 in the table above and an additional $1.2 million of employee retention tax credits received during the second quarter of 2025 associated with claims filed by Spectrum prior to the Spectrum Merger.

NOTE 5.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		September 30, 2025				December 31, 2024
Products rights:	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
ROLVEDON	2.3	$63,405	$(24,354)	$—	$39,051	$63,405	$(11,336)	$—	$52,069
Sympazan	9.1	14,550	(3,536)	—	11,014	14,550	(2,627)	—	11,923
SPRIX	1.0	32,673	(26,327)	(1,700)	4,646	32,673	(23,471)	—	9,202
INDOCIN	0.0	65,605	(65,605)	—	—	65,605	(58,328)	—	7,277
Otrexup	0.0	—	—	—	—	16,364	(11,147)	(5,217)	—
Total intangible assets		$176,233	$(119,822)	$(1,700)	$54,711	$192,597	$(106,909)	$(5,217)	$80,471

Amortization expense was $5.6 million and $24.1 million for the three and nine months ended September 30, 2025, respectively, and $6.7 million and $19.0 million for the three and nine months ended September 30, 2024, respectively.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2025 (remainder)	$5,804
2026	22,054
2027	18,569
2028	1,213
2029	1,213
Thereafter	5,858
Total	$54,711

During each of the three months ended September 30, 2025, June 30, 2025 and March 31, 2025, the Company’s market capitalization was below the book value of the Company’s equity, which management determined represented an indicator of impairment with respect to its long-lived assets. The Company also recognized an additional indicator of impairment with respect to its SPRIX asset group related to a change in the expected timing of cash flows from SPRIX net product sales. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets at the product level at each date. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at each impairment testing date. The Company then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at each date.

For the assessment performed for the three months ended September 30, 2025, the Company determined that the undiscounted cash flows of the SPRIX asset group were less than its carrying value and recognized an impairment loss for this asset group of $1.7 million during the three and nine months ended September 30, 2025, reducing its carrying value to $4.6 million. This impairment charge is classified within Impairment of intangible assets in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). The fair value of the SPRIX asset group was determined using an income approach and Level 3 inputs, which included estimates of forecasted cash flows. In addition, effective October 1, 2025, the Company revised the remaining estimated useful life of the SPRIX product rights intangible asset to one year, which better reflects the realization of the economic benefit of the intangible asset. The impact of this change in estimate is reflected in expected future amortization expense disclosed above. For all of the Company’s other asset groups, the estimated undiscounted cash flows exceeded their carrying amounts, and the Company concluded that the other asset groups were fully recoverable. Accordingly, no adjustment to the carrying values of these other asset groups was required.

For the assessments performed for each of the three months ended of June 30, 2025 and March 31, 2025, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of the Company’s long-lived asset groups. Accordingly, the Company concluded that the long-lived asset groups were fully recoverable and no adjustment to their carrying values was required.

NOTE 6.  DEBT

As of September 30, 2025 and December 31, 2024, long-term debt, net, consisted entirely of the carrying value of the Company’s 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) of $39.2 million and $38.8 million, respectively.

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

Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of September 30, 2025.

The 2027 Convertible Notes bear interest at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year.

The following table reflects the carrying value of the 2027 Convertible Notes as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Principal balance	$40,000	$40,000
Derivative liability for embedded conversion feature	168	168
Unamortized debt issuance costs	(1,002)	(1,355)
Carrying value	$39,166	$38,813

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

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest on 2027 Convertible Notes	$650	$650	$1,950	$1,950
Amortization of debt issuance costs on 2027 Convertible Notes	120	111	353	326
Total interest expense	$770	$761	$2,303	$2,276

NOTE 7.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and stock options, and from time to time also includes performance-based RSUs and stock options.

Stock-based compensation of $1.1 million and $3.4 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

During the nine months ended September 30, 2025, the Company granted 2.3 million RSUs at a weighted-average fair market value of $0.78 per share, and 3.4 million stock options at a weighted-average fair market value of $0.70 per share. During the nine months ended September 30, 2024, the Company granted 1.8 million RSUs at a weighted-average fair market value of $0.90 per share, and 5.5 million stock options at a weighted-average fair market value of $0.83 per share.

NOTE 8.  LEASES

The Company has a non-cancelable operating lease through December 31, 2030 for its corporate office, which is located in Lake Forest, Illinois. Additionally, in connection with the Spectrum Merger, the Company assumed leases for two facilities (whose terms ended in the third quarter of 2025) and certain office equipment for which Spectrum had previously been the lessee (See Note 14, Restructuring Charges).

The following table reflects lease expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2025	2024	2025	2024
Operating lease cost	Selling, general and administrative expenses	$60	$63	$181	$195
The following table reflects supplemental cash flow information related to leases for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$93	$259	$331	$799
The following table reflects supplemental balance sheet information related to leases as of September 30, 2025 and December 31, 2024 (in thousands):

	Financial Statement Classification	September 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Other long-term assets	$1,010	$1,125
Liabilities
Current operating lease liabilities	Other current liabilities	$259	$331
Noncurrent operating lease liabilities	Other long-term liabilities	930	1,122
Total lease liabilities		$1,189	$1,453

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
As discussed in Note 2. Divestitures and Strategic Transactions, the Company ceased commercialization of Otrexup in July 2025. The Antares Supply Agreement has termination provisions. Amounts due upon termination are only payable if the Antares Supply Agreement is formally terminated by written notice. As of November 10, 2025, the Company has not provided such notice and therefore no termination liability has been recognized. However, failure to meet minimum purchase obligations under the Antares Supply Agreement may constitute default and could lead to potential litigation or settlement obligations, which were estimated to be $2.1 million as of September 30, 2025. An accrual of $2.1 million was accrued in accordance with ASC 450-20-25, Loss Contingencies (“ASC 450-20-25”) as of September 30, 2025.

Hanmi Supply Agreement

In connection with the Spectrum Merger, the Company assumed a Manufacturing and Supply Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) pursuant to which the Company engaged Hanmi to provide certain services related to the manufacture and supply of ROLVEDON for the Company’s commercial use. The Company agreed to purchase a minimum number of batches totaling approximately $19.1 million in 2024 and $3.8 million in 2025. The Company has met its purchase commitment from Hanmi for 2025 and does not have any additional purchase obligations with Hanmi.

On October 7, 2025, the Company, through its wholly owned subsidiary Spectrum, entered into an amendment and restatement (the “Amendment”) of the Hanmi Agreement. The Amendment fixes the price that Spectrum pays for the remaining term of Spectrum’s license agreement with Hanmi and amends the payment timing for certain product royalties due to Hanmi, which have been fully accrued and resulted in an immaterial reclassification between Other current liabilities and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025. While Spectrum will not have any minimum purchase requirements for ROLVEDON, if Spectrum includes any orders in any annual forecasted purchase plan provided to Hanmi under the Amendment, it must designate at least 50 percent of such orders as binding.

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

Jung v. Lebel, et al., Court of Chancery of the State of Delaware, Case No. 2024-0821 and Jung v. Turgeon, et al., Court of Chancery of the State of Delaware, Case No. 2024-0822. On August 5, 2024, alleged former Spectrum stockholder and current Assertio stockholder Jung (the same plaintiff who previously filed Jung v. Peisert, et. al., in Delaware federal court, as discussed above) filed two stockholder derivative complaints in the Delaware Chancery Court against certain former Spectrum officers and directors and naming both Assertio and Spectrum as nominal defendants. The complaints are, respectively, largely duplicative of the allegations in (1) the ongoing Christiansen shareholder class action in the Southern District of New York, and (2) the now-resolved Luo shareholder class action in the District of Nevada (both cases discussed below). Jung previously raised these allegations in demand letters to Assertio’s Board, demanding that the Board take legal action against the individuals now named in these complaints. In response to Jung’s demand letters, the Board retained independent counsel, considered Jung’s demands, and provided a substantive response explaining the Board’s reasons for denying Jung’s demands. These complaints now allege that the Board wrongfully refused his demands. The individual defendants have not yet been served with either complaint. Assertio and Spectrum have been served with and moved to dismiss both complaints. Briefing schedules on the motions to dismiss have not been set.

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its Biologic License Application (“BLA”) to the FDA for ROLVEDON in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. On July 28, 2022, the court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint sought damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the court. On October 7, 2024, the court granted in part and denied in part the defendants’ motion to dismiss. Some of the claims were dismissed with prejudice, and some claims plaintiffs were permitted to replead. On April 10, 2025, the parties provided a joint notice to the court that they reached an agreement in principle to settle this matter, and on May 9, 2025, the parties submitted formal settlement papers to the court for preliminary approval. As identified in the settlement papers submitted to the court, the parties agreed to a settlement of $16.0 million, of which the Company was responsible for paying approximately $2.7 million, with insurance covering the remainder. During the second quarter of 2025, the $16.0 million liability was recorded in Accrued liabilities, while the $13.3 million insurance receivable was recorded in Prepaid and other current assets, in the Company’s Condensed Consolidated Balance Sheets. In June 2025, the court entered an order preliminarily approving the settlement, and thereafter in July 2025, the Company and the insurers funded an escrow account with the settlement proceeds, resulting in derecognition of the insurance receivable and liability. The court granted final approval of the settlement at a hearing on October 20, 2025.

Christiansen v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292. On December 5, 2022, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three additional New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the court. The court consolidated the three additional New York lawsuits and entered an order designating Steven Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. On January 23, 2024, the court granted the defendants’ motion to dismiss as to five of the challenged statements but denied the motion to dismiss as to two specific statements. On October 25, 2024, a Spectrum stockholder (Ayoub) filed a substantially similar putative securities class action complaint asserting the same claims against the same defendants on behalf of the same alleged class as the New York Action. On October 30, 2024, Christiansen and Ayoub jointly moved for class certification and for appointment as class representatives in the New York Action. On November 4, 2024, defendants moved to disqualify Christiansen from serving as lead plaintiff and for a stay of proceedings pending appointment of a substitute lead plaintiff. On November 6, 2024, the court entered an order staying both cases pending resolution of the defendants’ motion to disqualify Mr. Christiansen as lead plaintiff. On August 4, 2025, the court entered an order granting the defendants’ motion to disqualify Christiansen from serving as lead plaintiff and reopening the lead plaintiff appointment process with applications to serve as substitute lead plaintiff due by September 24, 2025. Three individuals filed applications to serve as lead plaintiff, with one ultimately withdrawing from consideration. The two remaining applications (including one from Ayoub) are fully briefed and awaiting consideration by the court. The case otherwise remains stayed. The Company intends to vigorously defend itself in this matter.

Enyart v. Assertio Holdings, Inc., et. al. In the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, Case No. 2024LA00000842. On November 8, 2024, this putative securities class action lawsuit was filed by an alleged former Spectrum shareholder who received Assertio shares in the Spectrum Merger, alleging that Assertio and certain of its current and former officers and directors violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the registration statement for the Assertio shares issued in connection with the Spectrum Merger. In general terms, the complaint alleges that the registration statement contained misrepresentations and omissions related to the value of adding ROLVEDON to Assertio’s portfolio of products and the risk to Assertio’s business from potential generic competition to INDOCIN. The complaint sought compensatory damages, rescission or a recessionary measure of damages, interest, costs, attorneys’ fees, expert witness fees, and other unspecified equitable relief. On June 24, 2025, the court granted the defendants’ motion to dismiss, dismissing the complaint in its entirety, while granting leave to re-plead with respect to certain claims. On July 18, 2025, Enyart filed an amended complaint. On September 29, 2025, the defendants filed a motion to dismiss the amended complaint. Enyart’s response is due November 21, 2025, and the defendants’ reply is due December 18, 2025. The court has scheduled oral arguments on the defendants’ motion to dismiss to take place on January 22, 2026. The court has not yet set a schedule for the defendants’ response to the amended complaint. The Company intends to vigorously defend itself in this matter.

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

NOTE 10.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and convertible debt. For purposes of this calculation, stock-based awards and equivalents and convertible debt are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented when the effect is dilutive. As a result, interest expense, net of tax, and any other income statement impacts associated with the 2027 Convertible Notes, net of tax, is added back to net income (loss) used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the potential dilution effect of the convertible debt if converted into the Company’s common stock.

For the three months ended September 30, 2025, the Company’s potentially dilutive stock-based awards and equivalents and convertible debt were included in the computation of diluted net income per share. However, the Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, because to do so would be anti-dilutive. Therefore, for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, basic and diluted net loss per common share were the same.

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net income (loss) per share
Net income (loss)	$11,445	$(2,921)	$(18,448)	$(11,105)
Weighted-average common shares outstanding	96,245	95,352	95,966	95,191
Basic net income (loss) per share	$0.12	$(0.03)	$(0.19)	$(0.12)

Diluted net income (loss) per share
Net income (loss)	$11,445	$(2,921)	$(18,448)	$(11,105)
Add: Convertible debt interest expense, net of tax	577	—	—	—
Adjusted net income (loss)	12,022	(2,921)	(18,448)	(11,105)
Weighted-average common shares and share equivalents outstanding	96,245	95,352	95,966	95,191
Add: effect of dilutive stock-based awards and equivalents	501	—	—	—
Add: effect of dilutive convertible debt under if-converted method	9,768	—	—	—
Denominator for diluted net income (loss) per share	106,514	95,352	95,966	95,191
Diluted net income (loss) per share	$0.11	$(0.03)	$(0.19)	$(0.12)

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net income (loss) per share, because to do so would be anti-dilutive, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible notes	—	9,768	9,768	9,768
Stock-based awards and equivalents	11,347	10,298	13,522	9,451
Total potentially dilutive common shares	11,347	20,066	23,290	19,219

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

The following tables reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	Cash and cash equivalents	$37,829	$—	$—	$37,829
Short-term investments:
U.S. Treasuries	Short-term investments	—	54,927	—	54,927
Total		$37,829	$54,927	$—	$92,756
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$450	$450
Derivative liability	Long-term debt	—	—	168	168
Total		$—	$—	$618	$618

December 31, 2024	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$3,897	$—	$3,897
Money market funds	Cash and cash equivalents	46,163	—	—	46,163
Short-term investments
U.S. Treasuries	Short-term investments	—	49,466	—	49,466
Total		$46,163	$53,363	$—	$99,526
Liabilities
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$726	$726
Derivative liability	Long-term debt	—	—	168	168
Total		$—	$—	$894	$894

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

Short-Term Investments

The Company considers all highly liquid investments with a maturity date at purchase of more than three months and less than one year to be short-term investments. The Company’s short-term investments consist of marketable securities, which may include commercial paper and U.S. Treasury securities. The Company classified its short-term investments as trading securities. The short-term investments are recorded at fair value using Level 2 inputs, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets. Realized gains and losses on short-term investments are included in Interest income in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Unrealized gains and losses from short-term investments classified as trading securities recognized by the Company for the three and nine months ended September 30, 2025 and 2024 were immaterial.

Contingent Consideration Obligations

Spectrum Merger Contingent Variable Rights

In connection with the Spectrum Merger, the Company issued contingent value rights (“CVRs”) that represent a contingent consideration obligation that is measured at fair value. As of both September 30, 2025 and December 31, 2024, the fair value of the Company’s CVR liability related to the Spectrum Merger was determined by the Company to be zero. The Company recognized no expense or benefit for the change in fair value of the CVR contingent consideration during the three and nine months ended September 30, 2025 or 2024.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2025 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2025 included updated projections of future ROLVEDON product net sales, which resulted in no probability of achievement under the Monte Carlo simulation.

Zyla Merger Contingent Consideration Obligation

In connection with the Zyla Merger, the Company assumed a contingent consideration obligation to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of September 30, 2025 and December 31, 2024, the fair value of the INDOCIN product contingent consideration was determined to be $0.5 million and $0.7 million, respectively, and has been classified as Contingent consideration, current portion in the Company’s Condensed Consolidated Balance Sheets.

During each of the three and nine months ended September 30, 2025, the Company recognized a benefit of $0.3 million for the change in fair value of contingent consideration, which was classified as Fair value of contingent consideration in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). During each of the three and nine months ended September 30, 2024, the Company recognized an expense of $0.3 million for the change in the fair value of contingent consideration.

The fair value of the contingent consideration incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product net sales through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of September 30, 2025 included updated projections of future INDOCIN product net sales.

The following table summarizes changes in fair value of the Company’s contingent consideration obligations that are measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value, beginning of the period	$726	$2,700	$726	$2,700
Change in fair value of contingent consideration recorded within costs and expenses	(276)	300	(276)	300
Fair value, end of the period	$450	$3,000	$450	$3,000

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $0.2 million as of both September 30, 2025 and December 31, 2024, and was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. The significant assumption used in the binomial lattice model is a credit spread of 10.5%.

There was no change in the fair value of the derivative liability for the three and nine months ended September 30, 2025 or 2024.

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the carrying cost of each approximates its fair value. As of September 30, 2025, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $36.9 million, compared to a par value of $40.0 million. As of December 31, 2024, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $34.8 million, compared to a par value of $40.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of September 30, 2025 and December 31, 2024 based on a market approach, which represents a Level 2 valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company has certain assets and liabilities that are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, when there is allocation of purchase price in an acquisition, or when a new liability is being established that requires fair value measurement. These assets and liabilities include long-lived assets and certain liabilities. The fair value measurements for these items rely primarily on Company-specific inputs. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would represent a Level 3 valuation.

NOTE 12.  INCOME TAXES

As of September 30, 2025 and December 31, 2024, the Company concluded that it is not more likely than not that the net deferred tax asset recorded as of those dates will be realized. As a result, the Company recorded a full valuation allowance against the net deferred tax asset recorded as of September 30, 2025 and December 31, 2024. The valuation allowance is determined in accordance with the provisions of ASC Topic 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording a full valuation allowance against its net deferred tax assets during the quarter. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

The Company recorded an income benefit of less than $0.1 million for the three months ended September 30, 2025 and an expense of $0.3 million for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of less than $0.1 million and $0.3 million, respectively. The difference between the income tax benefit or expense and the tax at the federal statutory rate of 21.0% in each period was principally due to the impact of the valuation allowance, partially offset by state income taxes.

On July 4, 2025, the President of the United States signed House Resolution 1 (“H.R. 1”), which made a number of changes to tax law in the Internal Revenue Code, including the reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. The changes to tax law promulgated under H.R. 1 did not have a material impact on our income tax expense or income tax account balances for the three and nine months ended September 30, 2025.

NOTE 13.  SEGMENT INFORMATION

The Company manages its business within one reportable segment, relating to the sale of pharmaceutical products to its customers. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM reviews the business, makes investing and resource allocation decisions and assesses operating performance through the use of Net income (loss). The CODM also uses Income (Loss) from operations as an additional measure of assessing performance and to allocate resources within the Company.

The Company provides the CODM, on a regular basis, information that supports net income (loss), including cost of sales, research and development expenses, and selling, general and administrative expenses. The Company further breaks down selling, general and administrative expenses into selling and marketing expenses, compliance expenses, manufacturing expenses and other general and administrative expenses. Additionally, the Company provides the CODM information supporting its amortization of intangible assets, any losses on impairment of assets, and restructuring charges.

The following table reflects the breakdown of selling, general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling and marketing expenses	$5,774	$5,874	$17,919	$20,152
Compliance expenses	4,509	4,638	17,197	13,285
Manufacturing expenses	1,684	2,416	6,503	7,022
Other general and administrative expenses	4,963	3,798	14,246	13,176
Total selling, general and administrative expenses	$16,930	$16,726	$55,865	$53,635

Selling and marketing expenses represent costs associated with the Company’s sales force, marketing and market access for the Company’s products. Compliance expenses are composed of costs associated with the Company’s finance and legal groups. Manufacturing expenses are composed of costs associated with regulatory, quality assurance, and contract manufacturing. Other general and administrative expenses are comprised primarily of functional expenses, including expenses for human resources, investor relations, and insurance. For the three and nine months ended September 30, 2025 and 2024, there were no other segment items that the Company used to aggregate other costs and expenses to reconcile between Total revenues and Net income (loss).

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

Total employee compensation costs recognized under the Spectrum Reorganization Plan were approximately $3.3 million, and total facility exit costs were approximately $1.3 million. The Company does not expect to recognize any additional restructuring charges related to the Spectrum Reorganization Plan, and the final cash payments were made in the third quarter of 2025.

Associated with the Company’s separation from the service of its former President and Chief Executive Officer, Dan Peisert, effective January 2, 2024, the Company recognized severance compensation and benefits of approximately $1.5 million. The final severance and benefits cash payments to Mr. Peisert were made in the third quarter of 2025.

During the first quarter of 2025, the Company recognized $0.3 million in restructuring costs associated with improving efficiencies within its sales and marketing organization. All related cash payments were made in the third quarter of 2025.

The Company recognized no restructuring charges for the three months ended September 30, 2025 or September 30, 2024. Restructuring charges were $0.3 million and $0.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, all of which related to employee compensation costs.

The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance as of the beginning of the period	$314	$2,330	$1,187	$4,378
Accrual additions	—	—	289	720
Cash paid	(314)	(563)	(1,476)	(3,331)
Balance as of the end of the period	$—	$1,767	$—	$1,767

NOTE 15. SUBSEQUENT EVENTS

Chief Executive Officer Transition

Effective as of October 27, 2025, Brendan P. O’Grady, Chief Executive Officer, separated from service to the Company. Upon Mr. O’Grady’s separation, the Board appointed Mark L. Reisenauer, a current director of the Company, to serve as the Company’s Chief Executive Officer (and principal executive officer). Contingent upon Mr. O’Grady’s execution and non-revocation of a waiver, Mr. O’Grady is entitled to certain severance compensation and benefits provided for in his Management Continuity Agreement with the Company.

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

•our ability to successfully develop and execute our sales, marketing and promotional strategies using our sales force and omni-channel promotion model capabilities, including developing and maintaining relationships with customers, physicians, payors and other constituencies;

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

•our ability to execute the planned simplification of our corporate structure, which includes our recent divestiture of Assertio Therapeutics (see Note 2. Divestitures and Strategic Transactions of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and ongoing efforts to consolidate operations and align products under a single entity—while ensuring uninterrupted product supply for patients, in a manner that achieves on a timely basis the anticipated operating efficiencies and complies with applicable legal and regulatory requirements;

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

•the potential impacts of adverse business and economic conditions including inflationary pressures, economic slowdown or recession, relatively high interest rates, government shutdowns and changes in monetary policy;
•the potential impacts of changes to U.S. and international trade policies, especially in light of tariffs recently announced or imposed by the new U.S. federal administration, including announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals subject to certain exceptions, and tariffs and other retaliatory actions taken by other countries, which may be followed by further changes to trade agreements, the imposition of further tariffs and greater restrictions on trade generally, as well as support for protectionism and rising anti-globalization sentiment in the U.S. and other countries that may slow global growth;

•the potential impacts of cybersecurity breaches on our compliance with applicable laws, our intellectual property protection and our operations; and

•our common stock regaining and maintaining compliance with The Nasdaq Capital Market’s minimum closing bid requirement of at least $1.00 per share in light of the deficiency notification received on January 22, 2025.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 12, 2025 (the “2024 Form 10-K”) and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and June 30, 2025. While the list of factors presented in this Quarterly Report on Form 10-Q, the 2024 Form 10-K and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and June 30, 2025 are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Except as required by law, we assume no obligation to update or revise any forward-looking statement after the date of this Quarterly Report on Form 10‑Q, whether as a result of new information, future events, changes in assumptions or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

COMPANY OVERVIEW

Unless otherwise noted or required by context, use of “Assertio,” “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries. Reference to “Assertio Specialty” refers to Assertio Specialty Pharmaceuticals, LLC, and “Spectrum” refers to Spectrum Pharmaceuticals, Inc. and/or its applicable subsidiary or subsidiaries. Both Assertio Specialty and Spectrum are wholly-owned subsidiaries of the Company. Additionally, the use of “Assertio Therapeutics” refers to Assertio Therapeutics, Inc., and/or its applicable subsidiary or subsidiaries. Assertio Therapeutics was divested on May 9, 2025.

We are a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. Our focus is on supporting patients by marketing products for oncology, neurology, and pain management.

We have built our product portfolio through the acquisition or licensing of approved products, including our lead product, ROLVEDON, which we acquired on July 31, 2023, through a merger with Spectrum Pharmaceuticals, Inc. (“Spectrum,” and the merger with Spectrum the “Spectrum Merger”). ROLVEDON is the first, long-acting myeloid growth factor that has a unique molecular structure that combines a granulocyte colony-stimulating factor (“G-CSF”) analog with a Fc fragment of human immunoglobulin G4 (IgG4). ROLVEDON is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients receiving anti-cancer drugs. We believe that ROLVEDON’s profile provides opportunities in both hospitals and community oncology clinics. We are working to identify further opportunities for ROLVEDON. For example, we presented results of our same-day dosing trial in December 2024 and March 2025 and have submitted for peer-reviewed journal publication.

Sympazan, which we acquired in October of 2022, utilizes clobazam and is indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome (“LGS”) for patients older than two years of age. Sympazan differentiates itself from other clobazam products through its use of PharmFilm® technology to provide clobazam in a film that adheres to the tongue and which may be beneficial for patients that experience trouble swallowing traditional oral clobazam, such as pediatric patients. At the American Neurological Association annual meeting in September, we presented an abstract of first-ever real-world evidence showing the patient experience with Sympazan oral film.

Our other products include Otrexup, which was acquired in December 2021, SPRIX and INDOCIN, which were acquired through a merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), and CAMBIA, which was acquired in December 2013.

Our commercial capabilities include marketing through a sales force for ROLVEDON, both a sales force and omni-channel promotional model for Sympazan and an omni-channel promotional model for our other products. This omni-channel sales platform supports Sympazan and our other products through a non-personal promotional model that blends digital channels, remote virtual representatives, and machine learning. Key aspects of our commercial model include (i) a patient-centric approach, (ii) differentiated products in oncology, neurology, and pain management that set us apart in a competitive market, (iii) patient/provider services to improve adoption of our products and enhance the overall patient experience, and (iv) increased accessibility, including through targeted national and regional payors, which is vital to reaching a broader patient population. Additionally, our executive leadership team has extensive commercial execution and business development experience that supports our commercial capabilities and our sales force.

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

In addition, Assertio Therapeutics retained certain legal liabilities, including those related to opioid litigation. As a result of the Therapeutics Transaction, we are not defendants in any opioid-related litigation, including the opioid-related matters described in “Note 8. Commitments and Contingencies” of the Notes to the consolidated financial statements included in Part II, Item 8 of the Company’s 2024 Form 10-K.

As part of our ongoing commercial portfolio assessment, we ceased commercialization of Otrexup in July 2025.

In the third quarter of 2025, we advanced key integration efforts to consolidate operations and align our products, including ROLVEDON, under a single subsidiary, Assertio Specialty. Sales of ROLVEDON in the third quarter of 2025 reflect both current quarter demand and large purchases by several national distributors to help ensure consistent supply of ROLVEDON over the next two quarters as we complete the integration of ROLVEDON into Assertio Specialty. We anticipate no material net product sales of ROLVEDON in the fourth quarter of 2025 and the first quarter of 2026, and expect regular sales of the newly labeled ROLVEDON to begin in the second quarter of 2026.

To facilitate this one-time sale, we provided our customers with higher-than-historical levels of discounts and extended payment terms. These factors reduced our net product sales and gross profit in the third quarter of 2025. The extended payment terms provided as part of these sales will lead to reduced cash collections and a decline in our cash and short-term investments balances for the fourth quarter of 2025 and first quarter of 2026, before increasing in the second quarter of 2026. These factors will further lead to variability in our working capital balances during these periods.

We believe that this sales pattern is specific to these integration efforts and does not represent a change in underlying demand trends or ongoing revenue recognition practices. The related discounts and payment terms were accounted for in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, and met the criteria for applying the practical expedient to not recognize a significant financing component.

On October 7, 2025, we, through our wholly owned subsidiary Spectrum, entered into an amendment and restatement of the Manufacturing and Supply Agreement with Hanmi Pharmaceutical Co. Ltd. (the “Hanmi Agreement”; as amended, the “Amendment”). The Amendment fixes the price that Spectrum pays for the remaining term of Spectrum’s license agreement with Hanmi and amends the payment timing for certain product royalties due to Hanmi, which have been fully accrued and resulted in an immaterial reclassification between Other current liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2025. While Spectrum will not have any minimum purchase requirements for ROLVEDON, if Spectrum includes any orders in any annual forecasted purchase plan provided to Hanmi under the Amendment, it must designate at least fifty percent of such orders as binding.

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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024
The following table reflects income (loss) from operations for the three months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Product sales, net:
ROLVEDON	$38,567	$15,021
INDOCIN products	4,847	5,669
Sympazan	2,833	2,642
SPRIX	1,686	1,997
Other products	1,526	3,376
Total product sales, net	49,459	28,705
Royalty revenue	—	499
Total revenues	49,459	29,204
Costs and expenses:
Cost of sales	13,654	7,550
Research and development expenses	379	1,005
Selling, general and administrative expenses	16,930	16,726
Change in fair value of contingent consideration	(276)	300
Amortization of intangible assets	5,594	6,671
Impairment of intangible assets	1,700	—
Total costs and expenses	37,981	32,252
Income (loss) from operations	$11,478	$(3,048)

Product Sales, net

ROLVEDON net product sales increased $23.5 million from $15.0 million for the three months ended September 30, 2024 to $38.6 million for the three months ended September 30, 2025, primarily due to higher volume, partially offset by lower net pricing. The higher volume reflects both current quarter demand and large purchases by several national distributors to help ensure consistent supply of ROLVEDON over the next two quarters as we complete the integration into Assertio Specialty, as noted above. Accordingly, we anticipate no material product sales of ROLVEDON in the fourth quarter of 2025 and the first quarter of 2026, and expect regular sales of the newly labeled ROLVEDON to begin in the second quarter of 2026.

INDOCIN net product sales decreased $0.8 million from $5.7 million for the three months ended September 30, 2024 to $4.8 million for the three months ended September 30, 2025, primarily due to lower volume. In the remainder of 2025, we expect INDOCIN net product sales to continue to be impacted unfavorably by increasing competition as a result of existing generic entrants, new and expected future generic entrants, and other competitive products.

Sympazan net product sales increased $0.2 million from $2.6 million for the three months ended September 30, 2024 to $2.8 million for the three months ended September 30, 2025, primarily due to higher volume, partially offset by unfavorable payor mix.

SPRIX net product sales decreased $0.3 million from $2.0 million for the three months ended September 30, 2024 to $1.7 million for the three months ended September 30, 2025, primarily due to lower volume and unfavorable payor mix.

Other net product sales for the three months ended September 30, 2025 and 2024 included net product sales of Otrexup of zero and $1.8 million, respectively, net product sales of CAMBIA of $1.4 million in each period, and net product sales of Zipsor of less than $0.1 million and $0.2 million, respectively. The year-over-year decrease in other net product sales was primarily due to lower Otrexup net product sales as a result of ceasing commercialization of Otrexup in July 2025.

Royalty Revenue

In November 2010, we entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and now Searchlight Pharma, or “Searchlight,” now owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalty revenue related to the CAMBIA licensing agreement of zero and $0.5 million for the three months ended September 30, 2025 and September 30, 2024, respectively.

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

Cost of sales increased $6.1 million from $7.6 million for the three months ended September 30, 2024 to $13.7 million for the three months ended September 30, 2025, primarily due to an $8.3 million increase from the impact of higher ROLVEDON volumes on cost of sales that was driven by the sale of ROLVEDON inventory noted above. The increase was partially offset by a $1.1 million decrease in Otrexup cost of sales due to ceasing commercialization of Otrexup in July 2025, a $0.7 million decrease in inventory write-downs, and a $0.3 million decline in INDOCIN cost of sales due to lower INDOCIN sales volume.

Cost of sales are impacted by both product volume and mix, changes in which will impact Cost of sales recognized by us in future periods. In the remainder of 2025, we expect Cost of sales, as a percentage of sales, to continue to be negatively affected by changes in product volume and mix as compared to 2024.

Research and Development Expenses

Research and development expenses include salaries, costs for clinical trials, consultant fees, supplies, and allocations of corporate costs. Research and development expenses were $0.4 million and $1.0 million for the three months ended September 30, 2025 and September 30, 2024, respectively, primarily representing costs directly associated with ongoing clinical activity for the ROLVEDON pediatric safety trial in 2025 and the same-day dosing trial in 2024, respectively. We expect expenses associated with this pediatric safety clinical trial to be significantly reduced in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general and administrative expenses increased $0.2 million from $16.7 million for the three months ended September 30, 2024 to $16.9 million for the three months ended September 30, 2025, primarily due to $1.3 million of one-time costs recognized in the three months ended September 30, 2025 associated with accruals related to ceasing commercialization of Otrexup and a net increase of $0.2 million in other general operating expenses, partially offset by $1.3 million of lower net legal-related expenses.

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

During the three months ended September 30, 2025, we recognized a benefit of $0.3 million for the change in fair value of contingent consideration obligation incurred in the Zyla Merger, compared to an expense of $0.3 million for the three months ended September 30, 2024. We recognized no expense or benefit for the change in fair value of the CVR contingent consideration obligation during the three months ended September 30, 2025 or September 30, 2024.

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the three months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Amortization of intangible assets—ROLVEDON	$4,339	$1,516
Amortization of intangible assets—INDOCIN	—	3,640
Amortization of intangible assets—Sympazan	303	302
Amortization of intangible assets—Otrexup	—	261
Amortization of intangible assets—SPRIX	952	952
Total	$5,594	$6,671

Amortization expense decreased $1.1 million from $6.7 million for the three months ended September 30, 2024 to $5.6 million for the three months ended September 30, 2025, primarily as a result of a decrease of $3.6 million due to the full amortization of the INDOCIN intangible assets in the second quarter of 2025 and a decrease of $0.3 million due to the full impairment of the Otrexup intangible asset group in the fourth quarter of 2024, offset by an increase in amortization expense of $2.8 million due to a change in the remaining estimated useful life of the ROLVEDON product rights intangible assets in December 2024.

Impairment of Intangible Assets

During each of the three months ended September 30, 2025, June 30, 2025 and March 31, 2025, our market capitalization continued to be below the book value of our equity, which we determined represented an indicator of impairment with respect to our long-lived assets. For the three months ended September 30, 2025, we also recognized an additional indicator of impairment in our SPRIX asset group related to a change in the expected timing of cash flows from SPRIX net product sales. Applying the relevant accounting guidance, we first assessed the recoverability of our long-lived assets at the product level at each date.

For the assessment performed for the three months ended September 30, 2025, we determined that the undiscounted cash flows and the fair value of the SPRIX asset group was less than its carrying value and recognized an impairment loss for this asset group of $1.7 million during the three and nine months ended September 30, 2025, reducing its carrying value to $4.6 million. The fair values of the SPRIX asset group was determined using an income approach and Level 3 inputs, which included estimates of forecasted cash flows. Additionally, effective October 1, 2025, we revised the remaining estimated useful life of the SPRIX product rights intangible assets to one year, which we believe better reflects the realization of the economic benefit of the intangible asset. For all of our other asset groups, the estimated undiscounted cash flows exceeded their carrying amounts, and we concluded that the other asset groups were fully recoverable. Accordingly, no adjustment to the carrying values of these other asset groups was required.

For the assessments performed for each of the three months ended of June 30, 2025 and March 31, 2025, we determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all of our long-lived asset groups. Accordingly, we concluded that the long-lived asset groups were fully recoverable and no adjustment to their carrying values was required.

Although the SPRIX asset group was written down to its fair value as of September 30, 2025, the sum of the undiscounted cash flows could continue to decrease in the event of significant unfavorable changes in their estimated undiscounted future cash flows due to increased competition. Any significant unfavorable changes in the estimated undiscounted future cash flows may also impact the related assets, such as inventory, leading to potential charges in addition to a potential impairment. Any future impairment of our long-lived assets may result in material charges that could have a material adverse effect on our business and financial results.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024
The following table reflects loss from operations for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Product sales, net:
ROLVEDON	$67,817	$44,643
INDOCIN products	13,424	21,265
Sympazan	8,256	7,927
SPRIX	5,251	5,581
Other products	9,529	11,846
Total product sales, net	104,277	91,262
Royalty revenue	894	1,516
Total revenues	105,171	92,778
Costs and expenses:
Cost of sales	32,117	27,616
Research and development expenses	1,204	2,536
Selling, general and administrative expenses	55,865	53,635
Change in fair value of contingent consideration	(276)	300
Amortization of intangible assets	24,059	18,973
Impairment of intangible assets	1,700	—
Restructuring charges	289	720
Total costs and expenses	114,958	103,780
Loss from operations	$(9,787)	$(11,002)

Product Sales, net

ROLVEDON net product sales increased $23.2 million from $44.6 million for the nine months ended September 30, 2024 to $67.8 million for the nine months ended September 30, 2025, primarily due to higher volume, partially offset by lower net pricing. The higher volume reflects both current period demand and large purchases by several national distributors to help ensure consistent supply of ROLVEDON over the next two quarters as we complete the integration into Assertio Specialty, as noted above. In addition, ROLVEDON net product sales for the nine months ended September 30, 2025 included the adjustment of a prior period returns reserve of $5.4 million established in connection with the Spectrum Merger.

INDOCIN net product sales decreased $7.8 million from $21.3 million for the nine months ended September 30, 2024 to $13.4 million for the nine months ended September 30, 2025, primarily due to lower pricing and volume due to generic indomethacin suppositories.
Sympazan net product sales increased $0.3 million from $7.9 million for the nine months ended September 30, 2024 to $8.3 million for the nine months ended September 30, 2025, primarily due to higher volume, partially offset by unfavorable payor mix.
SPRIX net product sales decreased $0.3 million from $5.6 million for the nine months ended September 30, 2024 to $5.3 million for the nine months ended September 30, 2025, primarily due to lower volume, partially offset by favorable payor mix.
Other net product sales for the nine months ended September 30, 2025 and 2024 included net product sales of Otrexup of $4.5 million and $6.7 million, respectively, net product sales of CAMBIA of $4.3 million and $4.0 million, respectively, and net product sales of Zipsor of $0.7 million and $1.1 million, respectively. The year-over-year decrease in other net product sales was primarily due to lower Otrexup net product sales as a result of ceasing commercialization of Otrexup in July 2025.

Royalty Revenue

In November 2010, we entered into a license agreement granting Searchlight the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalty revenue related to the CAMBIA licensing agreement of $0.9 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Cost of Sales

Cost of sales increased $4.5 million from $27.6 million for the nine months ended September 30, 2024 to $32.1 million for the nine months ended September 30, 2025. The increase was primarily due to a $12.5 million increase from the impact of higher ROLVEDON volumes on cost of sales driven by the sale of ROLVEDON inventory during the third quarter of 2025 noted above, and $2.5 million of one-time costs related to ceasing commercialization of Otrexup in the nine months ended September 30, 2025. The increases were partially offset by (i) $4.6 million of ROLVEDON inventory step-up amortization and $1.6 million of ROLVEDON inventory write-downs included in the nine months ended September 30, 2024, both of which did not recur in the nine months ended September 30, 2025, (ii) a $1.8 million decrease in Otrexup cost of sales primarily due to ceasing commercialization of Otrexup in July 2025 and lower inventory write-offs of Otrexup prior to ceasing commercialization, (iii) a $1.9 million decrease in inventory write-downs and (iv) a $0.6 million decrease in other cost of sales.

Research and Development Expenses

Research and development expenses were $1.2 million and $2.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, primarily representing costs directly associated with ongoing clinical activity for the ROLVEDON pediatric safety trial in 2025 and the same-day dosing trial in 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million from $53.6 million for the nine months ended September 30, 2024 to $55.9 million for the nine months ended September 30, 2025, primarily due to (i) a $2.9 million net increase in legal charges and settlements of certain litigation items, (ii) $2.6 million of one-time costs recognized in the nine months ended September 30, 2025 related to ceasing commercialization of Otrexup, and (iii) $1.1 million of costs related to the Therapeutics Transaction recognized in the nine months ended September 30, 2025. The increase was partially offset by $2.4 million of income recognized during the nine months ended September 30, 2025 related to the lapsing of the statute of limitations for employee retention tax credits, and a $2.0 million decrease in selling and marketing expenses.

Change in Fair Value of Contingent Consideration

During the nine months ended September 30, 2025, we recognized a benefit of $0.3 million for the change in fair value of contingent consideration obligation incurred in the Zyla Merger, compared to an expense of $0.3 million for the nine months ended September 30, 2024. We recognized no expense or benefit for the change in fair value of the CVR contingent consideration obligation during the nine months ended September 30, 2025 or September 30, 2024.

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Amortization of intangible assets—ROLVEDON	$13,018	$4,550
Amortization of intangible assets—INDOCIN	7,277	9,876
Amortization of intangible assets—Sympazan	909	909
Amortization of intangible assets—Otrexup	—	783
Amortization of intangible assets—SPRIX	2,855	2,855
Total	$24,059	$18,973

Amortization expense increased $5.1 million from $19.0 million for the nine months ended September 30, 2024 to $24.1 million for the nine months ended September 30, 2025, primarily as a result of an increase in amortization expense of $8.5 million due to a change in the remaining estimated useful life of the ROLVEDON product rights intangible assets in December 2024. This was partially offset by a net decrease of $2.6 million due to the full amortization of the INDOCIN intangible assets in the second quarter of 2025 and a decrease of $0.8 million due to the full impairment of the Otrexup intangible asset group in the fourth quarter of 2024.

For information regarding the change in useful life of the SPRIX product rights intangible assets, see “RESULTS OF OPERATIONS—Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024 —Amortization of Intangible Assets” above.

Impairment of Intangible Assets

For information regarding our impairment of intangible assets of $1.7 million recognized during the nine months ended September 30, 2025, see “RESULTS OF OPERATIONS—Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024 —Impairment of Intangible Assets” above.

Restructuring Charges

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies in anticipation of changes in the business environment. As such, Company management may approve, from time to time, plans to reduce costs and improve efficiencies, which may result in incurring costs associated with those restructuring efforts.

In August 2023, we implemented a reorganization plan of our workforce and other resources primarily designed to realize the synergies of the Spectrum Merger (the “Spectrum Reorganization Plan”). Total employee compensation costs recognized under the Spectrum Reorganization Plan were approximately $3.3 million, and total facility exit costs were approximately $1.3 million. We do not expect to recognize any additional restructuring charges related to the Spectrum Reorganization Plan, and the final cash payments were made in the third quarter of 2025.

Associated with our separation from the service of our former President and Chief Executive Officer, Dan Peisert, effective January 2, 2024, we recognized severance compensation and benefits of approximately $1.5 million. The final severance and benefits cash payments to Mr. Peisert were made in the third quarter of 2025.

During the first quarter of 2025, we recognized $0.3 million in restructuring costs associated with improving efficiencies within our sales and marketing organization. All related cash payments were made in the third quarter of 2025.

Restructuring charges were $0.3 million and $0.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, all of which related to employee compensation costs.

The following is a discussion of Other (Expense) Income and Income Tax Provision for the three and nine months ended September 30, 2025 and 2024.

Other (Expense) Income

The following table reflects Other (expense) income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss on Assertio Therapeutics divestiture	$—	$—	$(8,174)	$—
Interest expense	(770)	(761)	(2,303)	(2,276)
Interest income	664	887	2,059	2,441
Other gain	26	45	11	57
Total other (expense) income	$(80)	$171	$(8,407)	$222

Total other (expense) income changed by $0.3 million from other income of $0.2 million for the three months ended September 30, 2024 to other expense of $0.1 million for the three months ended September 30, 2025, and changed by $8.6 million from other income of $0.2 million for the nine months ended September 30, 2024 to other expense of $8.4 million for the nine months ended September 30, 2025. The change for the nine months ended September 2025 was primarily due to an $8.2 million Loss on Assertio Therapeutics divestiture recognized during the second quarter of 2025, as described in Note 2. Divestitures and Strategic Transactions, of the accompanying Condensed Consolidated Financial Statements.

The following table reflects Interest expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest on 2027 Convertible Notes	$650	$650	$1,950	$1,950
Amortization of debt issuance costs on 2027 Convertible Notes	120	111	353	326
Total interest expense	$770	$761	$2,303	$2,276

Income Tax Expense

We recorded an income tax benefit of less than $0.1 million for the three months ended September 30, 2025 and an expense of $0.3 million for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, we recorded an income tax expense of less than $0.1 million and $0.3 million, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% in each period was primarily due to the impact of the valuation allowance, partially offset by state income taxes. As of September 30, 2025 and December 31, 2024, we concluded that it is not more likely than not that the net deferred tax asset recorded as of those dates will be realized. As a result, we recorded a full valuation allowance against our net deferred tax asset as of both September 30, 2025 and December 31, 2024.

On July 4, 2025, the President of the United States signed House Resolution 1 (“H.R. 1”), which made a number of changes to tax law in the Internal Revenue Code, including the reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. The changes to tax law promulgated under H.R. 1 did not have a material impact on our income tax expense or income tax account balances for the three and nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

We have financed and continue to finance our operations and business development efforts primarily from product sales, public sales of equity securities, including convertible debt securities, and the proceeds of secured borrowings.

We believe that our existing cash and cash equivalents and short-term investments, which totaled $93.4 million at September 30, 2025, will be sufficient to fund our operations and make the required payments under our debt agreements due for the next 12 months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of differences between the actual cash impacts and our expected impacts related to numerous factors, including:

•reductions in net product sales and gross margin in the fourth quarter of 2025 and first quarter of 2026 due to the transition of ROLVEDON from Spectrum to Assertio Specialty;
•fluctuations in the timing and amount of our cash collections, including the expected decline in our cash and short-term investments balances for the fourth quarter of 2025 and first quarter of 2026, before increasing in the second quarter of 2026, and the associated impact on our working capital balances during and immediately after the transition of ROLVEDON noted above;
•working capital needs, particularly as it relates to the collection of accounts receivable, net, the timing of purchases of inventories, net, and the timing of payment of our accounts payable and accrued rebates, returns and discounts;
•expenditures related to the commercialization of our products, including our efforts to manage supply costs and enhance the long-term prospects of ROLVEDON product sales;

•the timing of our purchases of inventory pursuant to our supply agreements, including those that may be required under the amendment to the Hanmi Agreement, and the impact this may have on our inventory purchases in future periods;
•declines in sales of our marketed products, including those resulting from the entry and sales of generics and/or other products competitive with any of our products;
•potential payments required as a result of ceasing commercialization of Otrexup in July 2025;
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

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of September 30, 2025.

The following table reflects summarized cash flow activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$1,786	$14,860
Net cash used in investing activities	(13,687)	(50,029)
Net cash used in financing activities	(187)	(291)
Net decrease in cash and cash equivalents	$(12,088)	$(35,460)

Cash Flows from Operating Activities

Cash provided by operating activities was $1.8 million for the nine months ended September 30, 2025, compared to $14.9 million for the nine months ended September 30, 2024. The decrease was primarily due to lower cash generated by operating assets and liabilities, and higher net product sales with extended payment terms for the nine months ended September 30, 2025 driven by the sale of ROLVEDON inventory in the third quarter of 2025 to meet current quarter demand and large purchases by several national distributors to support the transition of ROLVEDON into Assertio Specialty, as discussed in “RESULTS OF OPERATIONS” above.

Operating assets and liabilities generated a net cash use of $20.5 million for the nine months ended September 30, 2025 compared to a net cash use of $2.1 million for the nine months ended September 30, 2024. The net cash use for the nine months ended September 30, 2025 was higher compared to the nine months ended September 30, 2024 primarily due to an increase in accounts receivable associated with the sale of ROLVEDON inventory at the end of the third quarter of 2025, which included extended payment terms provided to ROLVEDON customers, as further discussed above in “COMPANY OVERVIEW.” This was partially offset by (i) higher accruals from the timing of settlements of accrued rebates, returns and discounts related to the sale of ROLVEDON inventory at the end of the third quarter of 2025, (ii) lower inventory purchases, particularly for the ROLVEDON active pharmaceutical ingredient, and (iii) higher settlements of accrued liabilities, particularly accrued legal costs and accrued restructuring costs.

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods. Due to the one-time sale of ROLVEDON inventory discussed above, the timing of related cash collections and payments is expected to result in a decline in cash flows from operating activities in the fourth quarter of 2025 and first quarter of 2026, before increasing in the second quarter of 2026.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025, was $13.7 million, which consisted of $90.7 million of purchases of short-term investments in highly liquid marketable securities with a maturity date at purchase of more than three months and less than one year and an $8.2 million investing outflow from cash transferred in the Therapeutics Transaction, offset by $85.2 million of proceeds from maturities of short-term investments. Refer to Note 2. Divestitures and Strategic Transactions of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the Therapeutics Transaction.

Cash used in investing activities for the nine months ended September 30, 2024, was $50.0 million, which consisted of $73.6 million of purchases of short-term investments in highly liquid marketable securities with a maturity date at purchase of more than three months and less than one year, offset by $23.5 million of proceeds from maturities of short-term investments.

Cash Flows from Financing Activities

Cash used in financing activities was $0.2 million and $0.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, and consisted entirely of cash used for employees’ withholding tax liability upon the vesting of employee stock awards.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our debt, our contingent consideration obligations, payments for rebates, returns and discounts, non-cancelable contractual obligations for our purchase commitments, and non-cancelable leases for our office space. Other than the Amendment to the Hanmi Agreement signed on October 7, 2025, there were no material changes to our material cash requirements from contractual or other obligations outside the ordinary course of business or due to other factors since we filed our 2024 Form 10-K. For a description of our material contractual or other obligations, including a description of the Amendment, see “Note 9. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, income taxes, and acquisitions to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates since we filed our 2024 Form 10-K. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Significant Estimates in our 2024 Form 10-K for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 9. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from (i) Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K and (ii) Part II Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025. Other than as set forth below, there have been no material changes to our risk factors as disclosed in our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025. In addition to other information in this report, the risks and uncertainties referenced above should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occurs, our business, results of operations or financial condition would be materially and adversely affected. The risks and uncertainties referenced above are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

Macroeconomic conditions can materially impact our business and operations.

Adverse economic conditions, including inflationary pressures, economic slowdown or recession, relatively high interest rates, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), potential U.S. federal government shutdowns (including the ongoing shutdown that commenced in October 2025), geopolitical conflicts, financial institution instability and similar events beyond our control can affect our business and financial results. For instance, recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the acquisition of our active pharmaceutical ingredients (“APIs”) or the cost to manufacture and purchase our products, as well as our business and results of operations. If inflation or other factors were to significantly increase our business costs or the costs of the manufacturers we use to manufacture our products, our ability to purchase our APIs or our products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations, business development efforts and other business plans. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers to supply our APIs and our manufacturers to manufacture our products cost effectively. In addition, in September 2025, the U.S. announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. There remains substantial uncertainty as to when such tariffs may go into effect, the scope and level of such tariffs and which imports will be subject to such tariffs and, more generally, about the duration of tariffs, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. New or increased tariffs and greater restrictions on trade generally may be imposed. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe and elsewhere. Broader geopolitical tensions remain high among the U.S. Russia, China and across the Middle East. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, can have a material adverse effect on our business, financial condition, cash flows and results of operations and can cause the market value of our common shares and/or debt securities to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	10,200	$0.67	N/A	N/A
August 1, 2025 - August 30, 2025	—	—	N/A	N/A
September 1, 2025 - September 30, 2025	—	—	N/A	N/A
Total	10,200	$0.67

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or Section 16 officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

Date: November 10, 2025	ASSERTIO HOLDINGS, INC.

/s/ Mark L. Reisenauer
Mark L. Reisenauer
Chief Executive Officer

/s/ Ajay Patel
Ajay Patel
Senior Vice President and Chief Financial Officer