Form 10-K
period 2025-12-31
Assertio Holdings, Inc.
filed 2026-03-16
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non‑affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Capital Market as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $60.7 million.
The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 9, 2026 was 6,445,161.
Documents Incorporated by Reference`
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2025 fiscal year.

ASSERTIO HOLDINGS, INC.
FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Unless otherwise noted or required by context, use of “Assertio,” the “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries. Reference to “Assertio Specialty” refers to Assertio Specialty Pharmaceuticals, LLC and “Spectrum” refers to Spectrum Pharmaceuticals, Inc. and/or its applicable subsidiary or subsidiaries. Both Assertio Specialty and Spectrum are wholly-owned subsidiaries of the Company. Additionally, the use of “Assertio Therapeutics” refers to Assertio Therapeutics, Inc., and/or its applicable subsidiary or subsidiaries. Assertio Therapeutics was divested on May 9, 2025.

Assertio®, Zyla®, Spectrum®, ROLVEDON®, INDOCIN®, Otrexup®, Sympazan®, SPRIX®, and CAMBIA® are trademarks owned by or licensed to Assertio. All other trademarks and trade names referenced in this Annual Report on Form 10-K are the property of their respective owners. Such terms, when first mentioned in this Annual Report on Form 10-K, appear with the trade name, trademark or service mark notices and then throughout the remainder of this Annual Report on Form 10-K without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Statements made in this Annual Report on Form 10‑K that are not statements of historical fact are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements can in some cases be identified by words such as “anticipate,” “approximate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “opportunity,” “plan,” “potential,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will” and other similar expressions, or the negative of these words and phrases. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. By their nature, forward-looking statements involve risks and uncertainties because they relate to, and depend on, among other things, events, competitive dynamics and industry change, and economic or other circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not necessarily limited to, those relating to:

•our ability to grow sales and the commercial success and market acceptance of ROLVEDON and our other products, including the coverage of our products by payors and pharmacy benefit managers;

•our ability to successfully develop and execute our sales, marketing and promotional strategies, including developing and maintaining relationships with customers, physicians, payors and other constituencies;

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

•our ability to execute the planned simplification of our corporate structure, which includes the May 2025 divestiture of Assertio Therapeutics and ongoing efforts to consolidate operations and align ROLVEDON and other products under a single entity, while ensuring uninterrupted product supply for patients that achieves the anticipated operating efficiencies in a timely manner and complies with applicable legal and regulatory requirements;

•our ability to successfully identify and execute business development and other strategic transactions;

•our ability to achieve the expected financial performance from product candidates and/or products we acquire, as well as delays, challenges and expenses, and unexpected liabilities and costs associated with obtaining regulatory approval and launching or integrating, as applicable, and operating newly-acquired product candidates and/or products, including our expectations around our ability to grow the sales and profitability of ROLVEDON;

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

•the outcome of, and our intentions with respect to, any pending and potential future disputes, litigation or government investigations, as well as the costs and expenses associated therewith;

•the timing, cost, results and impact of our clinical studies and other research and development efforts, including the extent to which data from the ROLVEDON same-day dosing trial, which was completed in the fourth quarter of 2024 and published in the January 2026 issue of the peer-reviewed journal, The Oncologist, may be subsequently included in the National Comprehensive Cancer Network guidelines in support of our ongoing commercialization efforts;

•our compliance or non-compliance with, or being subject to, legal and regulatory requirements related to the development or promotion of pharmaceutical products in the United States (“U.S.”);

•the extent to which the current U.S. federal administration may impose or seek to impose leadership, rule and/or policy changes impacting our business, including the Centers for Medicare & Medicaid Services’ (“CMS”) recently proposed new drug payment models to lower drug prices for Medicare beneficiaries under which CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information, as well as legal challenges and uncertainty around the funding, functioning, regulatory and policy priorities of U.S. federal regulatory agencies;

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

•the potential impacts of adverse business and economic conditions, including inflationary pressures, economic slowdown or recession, relatively high interest rates, government shutdowns and changes in monetary policy;

•the potential impacts of changes to U.S. and international trade policies, especially in light of the tariffs announced or imposed by the U.S. federal administration, including announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions, and tariffs and other retaliatory actions, including legal challenges, taken by other countries, which may be followed by further changes to trade agreements, the imposition of further tariffs and greater restrictions on trade generally, as well as support for protectionism and rising anti-globalization sentiment in the U.S. and other countries that may slow global growth;

•the potential impacts of cybersecurity breaches on our compliance with applicable laws, our intellectual property protection and our operations; and
•our common stock maintaining compliance with The Nasdaq Capital Market’s continued listing standards.

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

PART I

ITEM 1.  BUSINESS

Overview

Unless otherwise noted or required by context, use of “Assertio,” the “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries. Reference to “Assertio Specialty” refers to Assertio Specialty Pharmaceuticals, LLC, and “Spectrum” refers to Spectrum Pharmaceuticals, Inc. and/or its applicable subsidiary or subsidiaries. Both Assertio Specialty and Spectrum are wholly-owned subsidiaries of the Company. Additionally, the use of “Assertio Therapeutics” refers to Assertio Therapeutics, Inc., and/or its applicable subsidiary or subsidiaries. Assertio Therapeutics was divested on May 9, 2025.

We are a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. Our focus is on supporting patients by marketing products primarily in the oncology market.

We have built our product portfolio through the acquisition or licensing of approved products, including our lead product, ROLVEDON, which we acquired on July 31, 2023, through a merger with Spectrum (the “Spectrum Merger”). ROLVEDON is the first, long-acting myeloid growth factor that has a unique molecular structure that combines a granulocyte colony-stimulating factor (“G-CSF") analog with an Fc fragment of human immunoglobulin G4. ROLVEDON is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients receiving anti-cancer drugs. We believe that ROLVEDON’s profile provides opportunities in both hospitals and community oncology clinics, and we are working to identify further opportunities for ROLVEDON. For example, we presented the results of our same-day dosing trial in December 2024 and March 2025. In January 2026, the full manuscript was accepted for publication in the peer-reviewed journal, The Oncologist, and the data is widely available via open access.

Our other products include Sympazan, which was acquired in October 2022, SPRIX and INDOCIN, which were acquired through a merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), and CAMBIA, which was acquired in December 2013. Prior to July 2025, our other products included Otrexup, which was acquired in December 2021. We ceased commercialization of Otrexup in July 2025.

Our primary marketed products are:

ROLVEDONTM (eflapegrastim-xnst) injection for subcutaneous use
A long-acting “G-CSF with a novel formulation that is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia.

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

2025 Transactions

On May 9, 2025, we transferred all the equity interests in Assertio Therapeutics to an established purchaser of legacy litigation matters, resulting in Assertio Therapeutics being owned by the purchaser’s related company, ATIH Industries, LLC (the “Therapeutics Transaction”). At the closing of the Therapeutics Transaction, Assertio Therapeutics held approximately $8.2 million in cash, insurance and retained a single-digit royalty based on net income derived from INDOCIN. In addition, Assertio Therapeutics retained certain legal liabilities, including those related to opioid litigation. As a result of the Therapeutics Transaction, we are not defendants in any opioid-related litigation.

In the third quarter of 2025, we advanced key integration efforts to consolidate operations and align our products, including ROLVEDON, under a single subsidiary, Assertio Specialty. Sales of ROLVEDON in 2025 reflected normal demand through the first nine months of 2025, as well as large purchases by several national distributors to help ensure consistent supply of ROLVEDON during the fourth quarter of 2025 and the first quarter of 2026 as we complete the integration of ROLVEDON into Assertio Specialty. We did not record material net product sales of ROLVEDON during the fourth quarter of 2025 and do not anticipate material net product sales in the first quarter of 2026. Sales of the newly labeled ROLVEDON are expected to commence at a normal volume in the second quarter of 2026.

On October 7, 2025, we entered into an amendment and restatement of the Manufacturing and Supply Agreement (the “Hanmi Agreement,” as amended, the “Amendment”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”). The Amendment fixes the price that we pay for the remaining term of our license agreement with Hanmi and amends the payment timing for certain product royalties due to Hanmi.

On December 26, 2025, we effected a 1-for-15 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, our stockholders received one share of the Company’s common stock for every 15 shares held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all our issued and outstanding shares of common stock equally. Any fractional shares remaining as a result of the Reverse Stock Split were paid to the shareholder in cash. The par value and number of authorized shares of our common stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split also affected our outstanding stock-based awards and convertible senior notes due 2027 and resulted in the shares underlying such instruments being reduced and the exercise price or conversion price being increased proportionately.

Results Overview

In 2025, we generated $117.1 million of net product sales, compared with $120.8 million in 2024, with ROLVEDON contributing $68.2 million of net product sales in 2025. INDOCIN and Sympazan generated $18.9 million and $11.3 million of net product sales in 2025, respectively. Our net product sales reflect our continued focus on ROLVEDON as our lead product.

Our net loss from operations was $21.5 million and our comprehensive loss was $30.4 million in 2025, compared with net loss from operations of $24.5 million and comprehensive loss of $21.6 million in 2024. Our net loss from operations and comprehensive loss were impacted by the items noted in the “2025 Transactions” section above.

We used $28.2 million of operating cash flow during 2025, compared with $26.4 million of operating cash flow generated during 2024, primarily as a result of the large purchases by several national distributors in the third quarter of 2025 noted above. Our cash, cash equivalents and short-term investments totaled $63.4 million as of December 31, 2025.

Our Business Strategy

We believe we are uniquely positioned to create value for patients, providers, and shareholders in an evolving pharmaceutical landscape. Our strategy is to focus on finding products that leverage our existing capabilities to build an oncology portfolio. Our strategy is talent-driven and underpinned by proven commercial capabilities and a strong financial foundation.
•Our people are at the heart of our organization. We believe our culture of excellence attracts and retains top talent with a shared passion for driving results. Their dedication and expertise enable us to bring products to market and achieve commercial success.
•Our commercial organization maximizes product impact and reach. Our marketing, sales, and distribution capabilities enable broad product reach. We maintain relationships with key pharmaceutical stakeholders to ensure we remain competitive in the market.
•Our strong financial position enables long-term growth. Our financial foundation provides flexibility to fund long-term growth initiatives and pursue strategic acquisitions that reinforce and expand our portfolio.

We seek to expand our portfolio through targeted acquisitions, including individual product acquisitions, commercialization agreements, licensing or technology agreements and/or business combinations. We primarily seek: (i) assets that provide commercial synergies with our current products, (ii) marketed products with significant remaining patent life or exclusivity, and (iii) products that are accretive to our operating margins and cash flows in the near or medium term. We evaluate potential products, both on-market and in development, that meet these criteria using a disciplined approach that utilizes both internal and external resources.

We have recently incurred a significant amount of expense on legal matters related to various legal proceedings as further described in “Item 8. Financial Statements and Supplemental Data – Note 8. Commitments and Contingencies.” We plan to continue our strategy of vigorously defending ourselves in these legal matters and seeking to manage them in an efficient and cost-effective manner, while working towards a timely resolution.

Customers

    To date, substantially all our revenues are related to product sales in the U.S. Three large, national wholesale distributors represent the majority of our revenues from net product sales. The following table reflects the percentage of consolidated revenue and accounts receivable by customer related to product sales for the years ended December 31, 2025 and 2024.

	Consolidated revenue		Accounts receivable related to product sales
	Year ended December 31,		As of December 31,
	2025	2024	2025	2024
Cencora	45%	40%	44%	33%
McKesson Corporation	31%	30%	39%	42%
Cardinal Health	10%	8%	10%	6%
All others	14%	22%	7%	19%
Total	100%	100%	100%	100%

The changes in the percentage of consolidated revenue by customer and the percentage of accounts receivable related to product sales by customer for the years ended December 31, 2025 and December 31, 2024 were primarily driven by the higher sales of ROLVEDON during 2025, including the sales made in the third quarter of 2025 noted above, and the continued shift in product mix towards ROLVEDON from our other products. As wholesale distributors purchase different quantities of each product, changes in product mix impact the percentage of consolidated revenue and the percentage of accounts receivable related to product sales by customer.

We sell our products to our customers noted in the table above, who are primarily wholesalers. These wholesalers, in turn, sell our products to their customers, which include but are not limited to, hospitals, outpatient clinics, and pharmacies. While we generally do not sell directly to the wholesaler’s customers, we build, maintain, and manage relationships with these entities and health care professionals through our sales force in order to generate demand for our products.

Manufacturing

We neither own nor operate, and currently have no plans to own or operate, any manufacturing facilities. As such, we are dependent on our contract manufacturing partners for timely supply of our products, and our success depends on our ability to maintain good working relationships with our manufacturers.

We are responsible for the supply and distribution of our marketed products. Our approved products are manufactured at contract manufacturing facilities in the U.S., Canada, Italy, and South Korea. We have manufacturing, packaging, and supply agreements with sole commercial suppliers for each of our marketed products and we seek to mitigate potential supply risks for all our marketed products through inventory management and through identifying potential additional manufacturers to provide our marketed products. However, in 2024 and 2025, the manufacturers of certain of our marketed products produced batches of our products that did not meet our quality standards, leading to the loss of salable product, which unfavorably impacted our cost of sales in both years due to inventory write-downs. While the impacts in 2024 and 2025 related to these quality issues were not material to our financial statements, and we have taken steps to mitigate these quality issues, they may continue to impact cost of sales in 2026.

Drug Substances

The active pharmaceutical ingredient (“API”) used in ROLVEDON is eflapegrastim-xnst, which is sourced by our supplier, Hanmi, in South Korea. Both INDOCIN oral suspension and suppositories use indomethacin as the API. We currently procure the API used in the INDOCIN oral suspension formulation from one of our suppliers in Italy, while the API used in the INDOCIN suppository formulation is procured from Cosette Pharmaceuticals, Inc. Sympazan uses clobazam as the API, which is procured on a purchase order basis by our supplier from a manufacturer based in Italy. The API used in SPRIX is ketorolac tromethamine, which we acquire from European-based manufacturers. CAMBIA uses diclofenac potassium as the API, which we source from suppliers in Italy.

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

Our Patents and Proprietary Rights

We are either a licensee or owner of U.S. and foreign patents and applications covering ROLVEDON, including patents and applications drawn to its composition of matter, method of manufacture, method of treatment, dosing, and formulation. If not otherwise invalidated (and not accounting for any patent term adjustment, patent term extension, or pediatric extensions that may be available), our issued U.S. patents for ROLVEDON expire in 2039. In addition, we have pending U.S. patent applications which, if issued, would expire in 2042. We continue to prosecute and pursue patent protection to obtain additional patent coverage on ROLVEDON and its uses. Additionally, we have a biologic exclusivity, referred to as reference product exclusivity, in the U.S. covering ROLVEDON that will expire in 2034.

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

Collaboration and License Agreements

Searchlight: We have a license agreement with Tribute Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and Searchlight Pharma, or “Searchlight,” owned by Apotex Inc.) granting them the rights to commercially market CAMBIA in Canada. Searchlight independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We receive royalties on net sales on a quarterly basis.

Under the license agreement, our royalties on net sales are reduced upon the launch of a generic version of CAMBIA in Canada. The patents underlying the license agreement that we have with Searchlight expire in June 2026, and we anticipate that there will be increased generic competition in Canada after the patents expire, or the earlier negotiated launch of generics in Canada in connection with the settlement of patent litigation.

Competition

We face competition from several sources, including pharmaceutical and biotechnology companies, generic drug companies, compounding pharmacies and medical devices and drug delivery companies. Our sales have been, and will continue to be, impacted by the loss of demand for our products, the lowering of our prices to retain market share for our products, and changes in customer mix (wholesalers, clinics, hospitals).

ROLVEDON is a novel long-acting G-CSF that employs a proprietary technology that is designed to prolong the duration of biologics, reducing the frequency of administration. Currently, two other novel long-acting G-CSF and six biosimilar G-CSFs marketed in the U.S. compete with ROLVEDON. In addition, there is one molecular entity that has been approved by the FDA but is not currently marketed that may compete with ROLVEDON.

INDOCIN products compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and anti-arthritics. There are no patents covering the INDOCIN products, and we are facing generic competition for both our INDOCIN suppositories and INDOCIN oral suspension. In addition, we are aware of other drug companies that have had interactions with regulatory agencies, including the FDA, relating to indomethacin, which could indicate the development of one or more additional INDOCIN product generics or other formulations of indomethacin. In addition, we also face competition for compounded INDOCIN suppositories from hospitals and other institutions, including a 503B outsourcing facility (commonly referred to as a 503B compounder), which began compounding 100 mg indomethacin suppositories in 2022 in what we believe to be violation of state and federal requirements for new drugs and labeling requirements related to adequate directions for use.

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

CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Currently, eight triptans are available generically and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan, sumatriptan-naproxen and zolmitriptan). There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including CGRP inhibitor products. Certain parties who have entered into settlement agreements with us began to market generic versions of CAMBIA starting in January 2023.

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

Marketing Approval and Post-Approval Requirements

FDA approval of an NDA or BLA is required before a product may be marketed in the U.S. Currently, all our products are approved to be marketed in the U.S. Even for products that have been approved, the FDA may still limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-marketing safety Phase 4 clinical studies be conducted, require surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a Risk Evaluation and Mitigation Strategy, which can materially affect the potential market and profitability of the product. The results of post-marketing Phase 4 clinical studies may cause the FDA to prevent or limit further marketing of a product. After approval, certain changes to the approved product, such as manufacturing changes, new labeling claims, and new indications, are subject to additional requirements and FDA review and approval.

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

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product, active ingredient, or method of use. Upon approval of a drug, each of the listed patents covering the approved drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient(s) in the same strengths and dosage form, with essentially the same labeling as the listed drug, and that has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA Suitability Petition. The FDA will approve the generic product as suitable for an ANDA if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. Drugs approved under an ANDA are commonly referred to as “generic equivalents” to the listed drug and often can or are required to be substituted by pharmacists fulfilling prescriptions written for the original listed drug.

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

The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for products that are subject of an ANDA or 505(b)(2) application. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity (“NCE”)—a drug that contains no active moiety that has been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During this five-year exclusivity period, the FDA may not accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a paragraph IV certification.

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

The pricing and reimbursement of our pharmaceutical products is partially dependent on government regulation. We offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including: (i) CMS Medicaid Drug Rebate Program, (ii) Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs, (iii) the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program, and (iv) the Health Resources and Services Administration’s 340B Drug Pricing Program. These rebates are subject to our active participation in the respective programs. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B Program. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may in the future expose us to penalties.

In the U.S., federal and state government healthcare programs and private third-party payors routinely seek to manage utilization and control the costs of our products. In the U.S., there is an emphasis on managed healthcare, which has put additional pressure on pharmaceutical drug pricing, and reimbursement and usage, and has adversely affected our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, including formulary coverage and positioning, laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies, and pricing in general. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing, resulting in proposals to address the perceived high cost of pharmaceuticals, and drug pricing continues to be an agenda item at both the federal and state level. For example, in May 2025, the current U.S. Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the U.S. Department of Health and Human Services (the “HHS”) and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the most-favored-nation (“MFN”) target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capita. In addition, in December 2025, CMS proposed new drug payment models to lower drug prices for Medicare beneficiaries, which are proposed to go into effect as early as October 2026. Under the models, CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information. It is currently unclear whether and to what extent these measures will be implemented; however, any such implementation would likely have a negative financial impact on ROLVEDON.

Moreover, the U.S. pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug medicines. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, and, from time to time, our business has been affected by the ACA and certain of these provisions. Since its enactment, there have been judicial and congressional challenges to numerous provisions of the ACA. We continue to face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify, or invalidate some or all of the provisions of the ACA.

In addition, the Inflation Reduction Act of 2022 (“IRA”) contains provisions intended to lower beneficiary drug spending. Beginning in 2023, the IRA enables Medicare to negotiate prescription drug prices with manufacturers of certain high-cost drugs for the first time. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. In January 2025, CMS announced a list of fifteen additional Medicare Part D drugs that will be subject to price negotiations. To date, none of our products have been selected to be subject to price negotiations. A separate provision requires drug manufacturers to pay rebates to Medicare if their drug prices increase at a higher rate than the rate of inflation (the so-called inflation rebate provision). Additionally, in 2024, the IRA eliminated the 5% coinsurance for catastrophic coverage under Medicare Part D. In 2025, the IRA will cap the beneficiary annual out-of-pocket expenditure. These efforts to reduce aggregate beneficiary spending are expected to shift some costs to drug manufacturers.

Fraud and Abuse

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for influencing any act or decision of the foreign entity to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the companies to maintain books and records that accurately and fairly reflect all transactions of the companies, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Additionally, the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires that manufacturers of prescription drugs for which payment is available under Medicare,

Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to HHS information related to “payments or other transfers of value” provided to U.S. “physicians” (defined to include doctors, dentists, optometrists, podiatrists and chiropractors); certain other “healthcare providers” (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives); and “teaching hospitals.” The Open Payments program also requires that manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held in them by physicians (as defined above) and their immediate family members. Manufacturers’ reports are filed annually with the CMS by March 31, covering the previous calendar year. CMS posts disclosed information on a publicly available website annually by June 30.

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

Human Capital

As of March 9, 2026, we had 53 full‑time employees in the U.S. Our workforce primarily consists of professionals engaged in commercial operations, medical affairs, market access, regulatory, and corporate support functions. None of our employees are represented by a collective bargaining agreement, and we have not experienced any work stoppages. We believe that our employee relations are good.

Our core values are passion, integrity, professionalism, collaboration, and tenacity, which support our vision of improving lives through better medicine. Our human capital strategy is focused on attracting, developing, and retaining professionals needed to support our operations and long-term strategy. We aim to provide a workplace that promotes professional growth, collaboration, and engagement.

Key elements of our talent strategy include competitive compensation and benefits, comprehensive benefits and wellness programs, professional development opportunities, and flexible working arrangements to support productivity and work-life balance. Our compensation philosophy is designed to align employee incentives with company performance and shareholder value creation to motivate performance and support retention.

Our leadership team, including executive management and human resources, oversees human capital management programs that are designed to support employee development, maintain a safe and respectful workplace environment, and maintain compliance with employment laws.

We strive to maintain a culture built on accountability, integrity, collaboration, and innovation. We periodically review employee engagement and organizational effectiveness through internal feedback and surveys. Our Employee Handbook and Code of Business Conduct and Ethics outline our commitment to inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also an equal opportunity employer, and we seek to cultivate a highly collaborative, fast paced, and entrepreneurial culture.

Corporate Information

The address of our website is http://www.assertiotx.com. We make available, free of charge through our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and other periodic Securities and Exchange Commission (“SEC”) reports, along with amendments to those reports, as soon as reasonably practicable after we file the reports with the SEC. Website references are provided throughout this document for convenience. The content on the referenced websites does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K.

RISK FACTOR SUMMARY

The following is a summary of the risks more fully described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K that we believe are material to our investors and a reader should carefully consider them. Those risks are not all the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur.

Risks Related to Commercial Matters
•We may not be able to maintain attractive reimbursement of ROLVEDON through government programs such as Medicare and Medicaid.
•We may not be successful in driving the growth in sales and profitability of ROLVEDON.
•Failure to successfully commercialize our products could adversely impact our business, financial condition and results of operations.
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
•Macroeconomic conditions can adversely impact our business and operations.

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
•We may be unable to make interest payments on and repay our 2027 Convertible Notes.
•We have incurred operating losses in the past and may incur operating losses in the future.
•We have significant amounts of long-lived assets which depend upon future positive cash flows to support the values recorded in our balance sheet.
•We have significant amounts of inventory, and we have recognized inventory write-off charges in the past and may recognize write-off charges in the future.
•Our financial results are impacted by management’s assumptions and use of estimates.
•We may not be able to adequately insure ourselves from product liability losses and other litigation liability.
•Our ability to use our net operating loss (“NOL”) carryforwards may be limited.

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

Risks Related to Share Ownership
•Our common stock may be delisted from The Nasdaq Capital Market if we are unable to maintain compliance with its continued listing standards.
•The market price of our common stock historically has been volatile.
•We are subject to risks from proxy contests or the actions of activist shareholders.
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
•Our corporate structure may not prevent veil piercing or other similar claims.
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

ITEM 1A.  RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, please consider the following discussion of factors that make an investment in our securities risky. The risks or uncertainties described in this Annual Report on Form 10‑K can materially and adversely affect our business, reputation, stock price, results of operations, cash flows or financial condition. While the risks and uncertainties described below have been grouped under general risk categories, one or more of the categories may be applicable to the risk factors described. The risks and uncertainties described in this Annual Report on Form 10‑K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that can harm our business, reputation, stock price, results of operations, cash flows, or financial condition. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

Risks Related to Commercial Matters

Sales of ROLVEDON depend on coverage and reimbursement from third-party payors, including under the Medicare Part B Average Sales Price (“ASP”) payment methodology, and a failure to obtain or a reduction in the coverage and/or reimbursement for our products, including as a result of disputes with government agencies regarding our submitted ASP data for ROLVEDON, which is subject to assumptions that may be challenged, could have a material adverse impact on our product sales, business and results of operations.

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

Further, a substantial portion of our ROLVEDON business relies on reimbursement to customers by the U.S. federal government utilizing ROLVEDON’s Medicare Part B ASP payment methodology, which declines based on discounts and other pricing concessions made by manufacturers. These discounts and other pricing concessions are necessary to remain competitive in the long-acting G-CSF market. Most of our products furnished to Medicare beneficiaries in both a physician office setting and hospital outpatient setting will be reimbursed under ASP payment methodology. ASP-based reimbursement of ROLVEDON under Medicare may be below, or could fall below, the cost that some medical providers pay for such products, which could materially and adversely affect sales of ROLVEDON. We also face risks relating to the reporting of pricing data that affect the U.S. reimbursement of and discounts for our products. ASP data are calculated by the manufacturer based on a formula defined by statute and regulation and are then submitted to the Centers for Medicare and Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, on a quarterly basis.

CMS uses those ASP data to determine the applicable reimbursement rates for ROLVEDON under Medicare Part B. However, government price reporting and payment regulations are complex, and we are continually assessing the methods by which we calculate and report pricing in accordance with these requirements. The applicable statutes, regulations and guidance do not define specific methodologies for all aspects of reporting applicable data. As a result, we are required to apply our reasonable judgment to certain aspects of calculating ASP data and other government price reporting metrics. While we believe our methodologies for calculations are reasonable, such calculations are inherently subject to assumptions, including assumptions related to our efforts to consolidate operations and align ROLVEDON under a single subsidiary, Assertio Specialty. These calculations may be subject to review and challenge by various government agencies, which may disagree with our calculations. If our submitted ASP or other government price reporting data are incorrect, we may need to restate previously reported data and could become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse impact on our product sales, business and results of operations.

If we are not successful in driving the growth in sales and profitability of ROLVEDON, our business, financial condition and results of operations will be materially and adversely affected.

Our future success is highly dependent on the commercial success of ROLVEDON, and there is greater reliance on ROLVEDON sales and profitability for the Company. Any failure to successfully grow or maintain sales and profitability of ROLVEDON would likely have a material and adverse impact on our business. In addition, if any of the national distributors who previously participated in the large purchases of ROLVEDON in the third quarter of 2025 to ensure consistent supply of ROLVEDON (as noted in Item 1. Business above) do not purchase, or purchase less than, their historical volumes of ROLVEDON once sales of our newly labeled ROLVEDON commence, it would have a material adverse impact on our business. If the markets or patient subsets that we are targeting are not as significant as we estimate, or if we are unable to maintain and grow our market share or are unable to maintain or expand our pricing, we may not generate significant growth in revenues from sales of ROLVEDON. The commercial success of ROLVEDON depends on a number of factors, including the following:

•our ability to successfully execute a commercial strategy focusing on clinics and hospitals;
•patient demand for ROLVEDON;
•the extent to which the results from the ROLVEDON same-day dosing trial is recognized in the National Comprehensive Cancer Network guidelines, which may support or enhance our commercialization efforts;
•coverage and reimbursement from third-party payors;
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

If we are not successful in commercializing our products, our business, financial condition and results of operations will be materially and adversely affected.

If we are unable to successfully market our products, we will not be able to maintain or increase our revenues and our business, financial condition and results of operations will be materially and adversely affected. In addition to the risks discussed elsewhere in this section, our ability to successfully commercialize and generate revenues from our products depends on a number of factors, including, but not limited to, our ability to:

•develop and execute our sales, marketing and promotional strategies for our products;

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

We, our third-party manufacturers and our suppliers are subject to numerous regulations, including current FDA regulations governing manufacturing processes, stability testing, record keeping, product serialization and quality standards. Similar regulations are in effect in other countries. The manufacturing process for pharmaceutical products is highly regulated, and regulators may from time to time shut down manufacturing facilities that they believe do not comply with their regulations. Our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks which are out of our control. If we or any third-party manufacturer or supplier fails to perform as required or fails to comply with the regulations of the FDA and other applicable governmental authorities, or if our manufacturers and/or their suppliers demand higher prices, our ability to deliver adequate supplies of our products to our customers on a timely basis and on commercially reasonable terms, or to conduct clinical trials, could be adversely affected. For example, in October 2023, the drug product manufacturer for ROLVEDON demanded a significant price increase despite fixed pricing provisions in our supply agreement through the latter half of 2025. We renegotiated supply to meet our demands into 2027 and had to accept higher prices than were previously contracted for. Subsequently, on October 7, 2025, we entered into an amendment of the supply agreement that fixes the price that we pay for the remaining term of the agreement. Additionally, although we have fixed pricing with our contract manufacturer for INDOCIN suppositories through July 2028, we understand the API provider to our INDOCIN contract manufacturer has demanded a significant price increase to continue supplying API to our contract manufacturer on a purchase order basis. We may be subject to similar demands for higher prices from our suppliers in the future, which could adversely affect our business, results of operations and financial condition.

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

A number of our products, including the INDOCIN products and Cambia, are facing competition from generics, which adversely affects our business. Approval of additional generic or biosimilar versions of our products would have a further adverse effect on our business.

At the present time, the FDA will not accept an application for a biosimilar or interchangeable product based on ROLVEDON as the reference biological product until four years after the date of first licensure of the reference product (i.e., September 2026), and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product (i.e., September 2034). However, during this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, provided that their application does not rely on the reference product or our data and is not submitted as a biosimilar application. If the patents covering ROLVEDON (which, not accounting for any patent term adjustment, patent term extension, or pediatric extensions that may be available, expire in 2039) are not upheld in litigation or if a biosimilar or other competing biologic is found not to infringe these patents, the resulting competition for ROLVEDON would have an adverse effect on our business, financial condition and results of operations.

Under the FDCA, the FDA can approve an abbreviated new drug application (“ANDA”) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage, form, inactive ingredients or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

There are no patents covering our INDOCIN products (which accounted for 16% and 21% of our Total revenues in 2025 and 2024, respectively), which allows a generic drug company to introduce a generic alternative for these drugs at any time. Over the past several years, generic versions of our INDOCIN products have been approved and launched, and as a result, we are currently facing competition from these generics. In addition, we are aware of other drug companies that have had interactions with regulatory agencies including the FDA relating to indomethacin, which could indicate the development of additional INDOCIN product generics or other formulations of indomethacin and, as a result, we could face competition from additional generics. As a result of the generic competition, net product sales of INDOCIN have declined as we have lost significant market share and have had to provide pricing concessions to certain customers.

In addition, we also face competition for INDOCIN products from hospitals and other institutions, including a 503B outsourcing facility (commonly referred to as a 503B compounder), which began compounding 100 mg indomethacin suppositories in 2022 in what we believe to be violation of state and federal requirements for new drugs and labeling requirements related to adequate directions for use. For a 503B compounder to qualify for exemptions from these state and federal requirements, the 503B compounder must meet certain conditions set forth in Section 503B of the FDCA. We believe that the 503B compounder compounding 100 mg indomethacin suppositories does not meet these conditions. While indomethacin is included on the FDA’s Category 1 list of bulk substances it is evaluating, it is not on the FDA’s list of bulk substances for which there is a clinical need and INDOCIN suppositories are not on the FDA’s drug shortage list either. We also believe that the 100 mg indomethacin suppositories being compounded are essentially a copy of our FDA-approved INDOCIN suppositories. We cannot guarantee that we will be successful in causing the 503B compounder to discontinue sales of its unapproved indomethacin suppository product. We filed an unfair competition lawsuit in the U.S. District Court (Southern District of Texas) against this 503B compounder, which was dismissed on September 27, 2023. We appealed this decision, and on April 10, 2025, the Fifth Circuit Court of Appeals reversed the dismissal in our favor. Thereafter, following the 503B compounder’s petition for certiorari, on January 12, 2026 the U.S. Supreme Court invited the U.S. Solicitor General to file a brief expressing the views of the U.S., which is still pending.

With respect to CAMBIA, which is included in Other net product sales, generic versions of this product have been approved and launched in the U.S. and as a result, we currently face competition from generic versions of CAMBIA. In addition, our partner Searchlight, commercializes a specific formulation of CAMBIA in Canada. The patents underlying the license agreement that we have with Searchlight expire in June 2026, and we anticipate that there will be generic competition in Canada after the patents expire, or the earlier negotiated launch of generics in Canada in connection with the settlement of patent litigation. As a result, we anticipate the amount of royalty revenue earned under the license agreement could be reduced to zero beginning in the third quarter of 2026.

The introduction of known and potential additional generic versions of our products, as well as sales of indomethacin suppositories by compounders, or disclosure of ANDA filings and/or similar applications in respect to any of our products, have and in the future could adversely impact our business, financial condition, results of operations and stock price. Moreover, if the patents covering Sympazan (which expire in 2040) are not upheld in litigation or if a generic competitor is found not to infringe these patents, the resulting generic competition for Sympazan would have a further adverse effect on our business, financial condition and results of operations.

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

ROLVEDON is a novel long-acting G-CSF that employs a proprietary technology that is designed to prolong the duration of biologics, reducing the frequency of administration. Currently, two other novel long-acting G-CSF and six biosimilar G-CSFs marketed in the U.S. compete with ROLVEDON. In addition, there is one molecular entity that has been approved by the FDA but is not currently marketed that may compete with ROLVEDON.

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

CAMBIA competes with a number of triptans that are used to treat migraines and certain other headaches. Currently, eight triptans are available generically and sold in the U.S. (almotriptan, eletriptan, frovatriptan, naratriptan, rizatriptan, sumatriptan, sumatriptan-naproxen and zolmitriptan). There are other products prescribed for or under development for the treatment or prevention of migraines that are now or may become competitive with CAMBIA, including CGRP inhibitor products. Certain parties who have entered into settlement agreements with us began to market generic versions of CAMBIA starting in January 2023.

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

Third-party payors frequently require pharmaceutical companies to negotiate agreements that provide discounts or rebates from list prices and that protect the payors from price increases above a specified annual limit. We have agreed to provide such discounts and rebates to certain third-party payors, and expect increasing pressure to offer larger discounts and rebates or discounts and rebates to a greater number of third-party payors to maintain acceptable reimbursement levels for and access to our products for patients at co-pay levels that are reasonable and customary. Consolidation among large third-party payors may increase their leverage in negotiations with pharmaceutical companies. If we are forced to provide additional discounts and rebates to third-party payors to maintain acceptable access to our products for patients, our results of operations and financial condition could be adversely affected. If third-party payors or wholesalers do not accurately and timely report the eligibility and utilization of our products under discounted programs, our reserves for rebates or other amounts payable to third-party payors may be lower than the amount we are invoiced and we may be required to dispute the amount payable, which would adversely affect our business, financial condition and results of operations. For example, we have had, and continue to have, disputes with managed care providers over rebates related to our products. Even when rebate claims made by such managed care providers are without merit, we may be forced to pay such disputed amounts to the extent our failure to do so could otherwise adversely impact our business, such as our ability to maintain a favorable position on such provider’s formulary. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that such third-party payor will pay for the product once coverage is approved. Third-party payors have in the past and may in the future limit coverage to specific products on an approved list, or formulary, which might not include all the approved products for a particular indication, including one or more of our products. Any third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursement of, our products, including by reducing, limiting or denying reimbursement for new products or excluding products that were previously eligible for reimbursement, would limit the market acceptance and commercial prospects of our products and harm our business, financial condition and results of operations. In addition, any third-party payor decision to impose restrictions, limitations or conditions on prescribing or reimbursement of our products, including on the dosing or duration of prescriptions for our products, would harm our business, financial condition and results of operations.

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

Risks Related to Our Regulatory Environment

We are subject to risks from changes in laws and regulations applicable to, and increased scrutiny and investigations of, the pharmaceutical industry, which can adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion, and distribution of our products are subject to comprehensive government regulation. In addition, the recent change in U.S. federal administration has led and is expected to continue to lead to changes in the leadership of various U.S. federal regulatory agencies and changes or proposed or threatened changes to U.S. federal government policy that have led to, in some cases, legal challenges as well as uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations. U.S. federal government policy changes have included seeking to temporarily broadly halt federal funding, seeking to aggressively downsize the U.S. federal government’s workforce and instructing federal agencies to re-prioritize or to cease operating or enforcing certain laws or regulations. We are unable to predict the extent to which the current U.S. federal administration may impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. Any such changes could impose additional costs, require the attention of senior management or result in other changes to or limitations on our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA, CMS and other related government agencies. These budgetary pressures may reduce the FDA’s and CMS’s ability to perform their responsibilities. For example, the U.S. government shut down in October 2025. During that shutdown, the FDA was not able to accept applications for new drugs, generics, biologics, biosimilars or medical devices that require payment of a user fee. Any delay in the acceptance, review or approval of our investigational new drug applications (“INDs”), clinical trial applications, marketing applications (including NDAs/BLAs and supplements), or facility inspections could delay or increase the cost of our clinical trials, manufacturing scale-up, product launches or post-approval changes. Prolonged U.S. federal government shutdowns could materially delay our regulatory timelines, clinical development, reimbursement decisions and access to capital. Impacts of the government shutdown on CMS, including a pause on most certification, survey activities, delayed rule-making, and a temporary hold on some Medicare claims payments, may also impact our ability to obtain acceptable pricing or adequate reimbursement for our products from such government health programs and our business could be adversely affected.

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

Companies may not promote drugs for “off-label” use—that is, uses that are not described in the product’s labeling and that are not consistent with those approved by the FDA. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across some medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDCA and FDA regulations restrict communications on the subject of off-label uses of drug products by pharmaceutical companies. The Office of Inspector General of the U.S. Department of Health and Human Services, the FDA, and the DOJ all actively enforce laws and regulations prohibiting promotion of off-label use and the promotion of products for which marketing clearance has not been obtained. If any regulatory agencies open investigations or bring actions against us that result in a finding that we engaged in wrongdoing, including sales and marketing practices for our former, current and/or future products that violate applicable laws and regulations, we would be subject to significant liabilities.

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

For example, the ACA includes numerous provisions that affect pharmaceutical companies, including provisions intended to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The ACA also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit and an annual fee imposed on all manufacturers of brand prescription drugs in the U.S. The ACA also requires increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics and contains cost-containment measures that could reduce reimbursement levels for pharmaceutical products. The ACA also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid to record any transfers of value to certain U.S. healthcare providers (including, but not limited to, physicians, physician assistants, nurse practitioners, dentists, optometrists, podiatrists, chiropractors and other healthcare providers) and teaching hospitals and to report this data to the CMS annually for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

In addition, the IRA contains provisions intended to lower beneficiary drug spending. The IRA enables Medicare to negotiate prescription drug prices with manufacturers of certain high-cost drugs for the first time. A separate provision requires drug manufacturers to pay rebates to Medicare if their drug prices increase at a higher rate than the rate of inflation (the so-called inflation rebate provision). Additionally, beginning in 2024, the IRA eliminates the 5% coinsurance for catastrophic coverage under Medicare Part D; and in 2025, the IRA capped the beneficiary annual out-of-pocket expenditure and required new mandatory manufacturer discounts. Since its enactment, CMS has taken steps to implement various provisions of the IRA, including negotiating and publishing maximum fair prices for drugs selected under the IRA’s negotiation framework. The ultimate impact of the IRA’s drug pricing provisions on the pharmaceutical industry, including on pricing, reimbursement, and market dynamics, remains uncertain.

Legislative and regulatory efforts to implement drug pricing reforms, including MFN models, can adversely affect our business, if implemented. For example, in May 2025, the President of the United States issued an executive order instructing the executive branch to communicate MFN price targets to pharmaceutical manufacturers, aiming to align prices with those in comparably developed nations. In December 2025, CMS subsequently proposed new mandatory demonstration payment models, including the Global Benchmark for Efficient Drug Pricing (“GLOBE”) for Medicare Part B and Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) for Medicare Part D under its Center for Medicare and Medicaid Innovation (“CMMI”) authority. If finalized, the GLOBE and GUARD models would impose additional mandatory rebates on manufacturers of certain Medicare Part B and Medicare Part D drugs, for select Medicare populations intended to represent 25% of Medicare patients, if the Medicare prices for such products exceed those paid in economically comparable countries. Both the GLOBE and GUARD models would be tested over a 5-year performance period and would run through 2031, with rebate invoicing and reconciliation continuing into 2033. If these models are finalized as proposed under CMMI authority, we could be required to pay additional rebates on products reimbursed by Medicare for ROLVEDON for the covered populations during the applicable model periods. These proposed reforms create uncertainty for our business, and they remain subject to change through potential legal challenges or subsequent rulemaking or sub-regulatory guidance. While we are unable to predict whether any pending or future reforms may be adopted, if such reforms are adopted they could lower our pricing, which would have a material negative impact on our competitive position in the market, our sales levels and our profitability.

In addition, while we are not currently engaged in a significant number of clinical trials at this time, if that changes and we are unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a Diversity Action Plan (“DAP”) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. In January 2025, in response to an Executive Order issued by the President of the United States on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

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

Adverse economic conditions, including inflationary pressures, economic slowdown or recession, relatively high interest rates, government shutdowns, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), potential U.S. federal government shutdowns, geopolitical conflicts, financial institution instability and similar events beyond our control can affect our business and financial results. For instance, recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the acquisition of our APIs or the cost to manufacture and purchase our products, as well as our business and results of operations. If inflation or other factors were to significantly increase our business costs or the costs of the manufacturers we use to manufacture our products, our ability to purchase our APIs or our products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations, business development efforts and other business plans. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers to supply our APIs and our manufacturers to manufacture our products cost effectively. For example, in September 2025, the U.S. announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity (the “Pharma Tariffs”). Certain major drug producers and manufacturers have negotiated or are in negotiations with the U.S. federal administration to receive relief from such tariffs. While implementation of the Pharma Tariffs is subject to uncertainty, there is a possibility that the Pharma Tariffs could impact the cost at which we purchase the APIs or other components for our products. Current and threatened tariffs are subject to implementation or change with little notice. For example, the U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharma Tariffs, if implemented) were not directly impacted by the decision and therefore remain in place. The scope and durability of existing and future tariffs remain uncertain, and any potential impact on our business is unclear at this time. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. New tariffs (including potential tariffs on imported pharmaceuticals into the U.S.) and greater restrictions on trade generally may be imposed. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe and elsewhere. Broader geopolitical tensions remain high among the U.S. Russia, China and across the Middle East. Given the international scope of our supply chain, any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, can have a material adverse effect on our business, financial condition, cash flows and results of operations and can cause the market value of our common shares and/or debt securities to decline.

Risks Related to Our Business Development Activities

Our success is dependent on our ability to successfully execute business development strategies, strategic partnerships, acquisitions of businesses, product candidates, products, or technologies, and investment opportunities to build and grow for the future. Our failure or inability to do so will limit our business growth and prospects.

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

Our ability to fund our business development strategies may be limited by the financial resources we are able to obtain, which may restrict our ability to pursue, fund and complete acquisitions or other strategic transactions. We may be unable to finance potential transactions from existing cash flows, and there can be no assurance that we will be able to raise necessary third-party financing on acceptable terms or at all. As a result, we may forgo or be unable to complete attractive business development opportunities, or we may be required to accept less favorable terms, thereby limiting our ability to enhance or expand our product portfolio. This would further adversely impact our business growth and prospects.

An important element of our business strategy is to actively seek to acquire product candidates, products, technologies or companies and to in-license or seek co-promotion rights to additional products. In the past, we have acquired ROLVEDON, Otrexup, Sympazan, CAMBIA, the INDOCIN products, SPRIX, NUCYNTA and NUCYNTA ER (both NUCYNTA products were subsequently divested to Collegium in February 2020 and we ceased commercializing Otrexup in July 2025). We cannot be certain that we will be able to successfully identify, pursue, finance and complete any future acquisitions or whether we would be able to successfully obtain regulatory approvals and launch, if applicable, integrate or develop any acquired business, product candidate, product or technology, successfully commercialize and realize the anticipated benefits from acquired products or retain any key employees. If we are unable to enhance and broaden our product offerings, our business and prospects will be limited.

In addition, if our executive management team is not able to develop, implement and execute successful business development strategies and plans to maintain and increase our product revenues in a timely manner, our business, financial condition and results of operations will be materially and adversely affected, and the existing business may be required to take further steps to reduce its costs at some point in time. It may take time for our executive management team, despite their significant industry-related experience, to develop, implement and execute our business strategies and plans.

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

As part of an effort to acquire a product candidate, product or company or to enter into other strategic transactions, we conduct due diligence with the goal of identifying, evaluating and assessing material risks involved in the transaction. However, it is not possible to ascertain, evaluate and accurately assess all potential risks, which may impact our ability to realize the intended advantages of the transaction. We also assume liabilities and legal risks in connection with a transaction, including those relating to activities of the seller prior to the consummation of the transaction and contracts that we assume. Failure to realize the expected benefits from acquisitions or strategic transactions that we may consummate, or that we have completed, such as those described above, whether as a result of identified or unidentified risks, integration difficulties, regulatory setbacks, governmental investigations, independent actions of or financial position of our collaborative partners, litigation or other events, could adversely affect our business, results of operations and financial condition.

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

We fund our operations primarily through our existing capital resources and operating cash flows and do not have any committed sources of capital. To the extent that our existing capital resources and operating cash flows are insufficient to fund our future operations, including our litigation-related costs, product acquisitions and strategic transactions that we may pursue, we will have to seek to raise additional funds through the sale of our equity securities, through additional debt financing, from development and licensing arrangements and/or from the sale of assets. We may be unable to raise such additional capital on a timely basis and on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions.

Our failure to generate sufficient cash flow from our business to make payments on our debt would adversely affect our business, financial condition and results of operations. Our indebtedness could limit our ability to incur additional debt to fund our operations.

We have $40 million aggregate principal amount outstanding under our 6.5% Convertible Senior Notes, which mature on September 1, 2027, with interest payable semi-annually in arrears on March 1 and September 1 of each year (the “2027 Convertible Notes”). Holders of the 2027 Convertible Notes will have the right to require us to repurchase their 2027 Convertible Notes for cash upon the occurrence of a “fundamental change,” as defined in the indenture for the 2027 Convertible Notes, and we may elect to settle all or a portion of the conversion obligation of the 2027 Convertible Notes in cash. Our ability to make scheduled payments of the principal of, to pay interest on, to offer to repurchase the 2027 Convertible Notes upon a fundamental change as defined in the indenture for the 2027 Convertible Notes, or to refinance the 2027 Convertible Notes and any additional debt obligations we may incur depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Any failure to generate sufficient cash flow to satisfy our obligations under the 2027 Convertible Notes or any future indebtedness could lead to a default under the 2027 Convertible Notes or such indebtedness.

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
•result in other events of default under our indebtedness, which events of default could result in all our debt becoming immediately due and payable;
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

We have incurred net losses in many of the years of our existence, including in the past three years. We may incur operating losses in future years. Any such losses may have an adverse impact on our total assets, shareholders’ equity and working capital.

We have significant amounts of long-lived assets which depend upon future positive cash flows to support the value recorded in our balance sheet. We have recognized impairment charges in the past and may recognize impairment charges in the future should actual financial results differ materially from our projections.

Our consolidated balance sheet contains significant amounts of long-lived assets, including intangible assets representing the product rights which we have acquired, which have a total net carrying value of $48.9 million as of December 31, 2025. The net carrying amount of our product rights intangible assets related to ROLVEDON and Sympazan are $34.7 million and $10.7 million, respectively, as of December 31, 2025. We review the carrying value of our long-lived assets when indicators of impairment are present. Conditions that could indicate impairment of long-lived assets include, but are not limited to, our market capitalization declining below the book value of our equity, a significant adverse change in market conditions, significant competing product launches by our competitors, a significant adverse change in the manner in which the long-lived asset is being used, and adverse legal or regulatory outcomes.

During each quarter of 2025 and 2024, our market capitalization was below the book value of our equity, which management determined represented an indicator of impairment with respect to our long-lived assets. For the three months ended September 30, 2025, we also recognized an additional indicator of impairment in our SPRIX asset group related to a change in the expected timing of cash flows from SPRIX net product sales. Applying the relevant accounting guidance, we first assessed the recoverability of our long-lived assets at the product level at each date.

For the assessment performed for the three months ended September 30, 2025, we determined that the undiscounted cash flows and the fair value of the SPRIX asset group were less than its carrying value and recognized an impairment for this asset group of $1.7 million during the third quarter of 2025, reducing its carrying value to $4.6 million.

For the assessment performed for the three months ended December 31, 2024, we determined that the estimated undiscounted cash flows and fair value of the Otrexup asset group were less than its carrying value and recognized an impairment for this asset group of $5.2 million during the fourth quarter of 2024, reducing its carrying value to zero.

For all the assessments for our other asset groups performed during each quarter in 2025 and 2024, we determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all our long-lived asset groups at each impairment testing date. Accordingly, we concluded that the long-lived asset groups were fully recoverable and no adjustment to their carrying values was required.

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

We have significant amounts of inventory, and we have recognized inventory write-off charges in the past and may recognize write-off charges in the future.

Inventories are stated at the lower of cost or net realizable value, with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. We review for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and projected demand, as well as inventory that may not be salable because it does not meet our quality standards. We write down the value of potentially excess, dated or obsolete inventory, or inventory with quality issues impacting its salability, when evidence of these conditions exist. For the years ended December 31, 2025 and 2024, we recognized $4.5 million and $9.0 million of inventory write-downs, respectively. We may recognize inventory write-downs in the future based on changes in projected demand, continuing quality issues and/or other factors that we are not yet aware, any of which could have an adverse effect on our financial condition, results of operations or cash flows.

Our financial results are impacted by management’s assumptions and use of estimates.

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used in determining items such as product returns, rebates, evaluation of impairment of intangible assets, amounts recorded in connection with acquisitions and taxes on income. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, actual results could differ materially from these estimates. For additional information, please refer to the Critical Accounting Policies and Significant Estimates section within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We face risks relating to product liability losses and other litigation liability for which we may be unable to maintain or obtain adequate insurance.

We are, or may be, involved in various legal proceedings, lawsuits and certain government inquiries and investigations, including with respect to, but not limited to, securities class action lawsuits, Medicare and Medicaid reimbursement claims, patent infringement, product liability, personal injury, antitrust matters, breach of contract, promotional practices and compliance with laws relating to the manufacture and sale of controlled substances. For example, we are subject to shareholder litigation relating to the Spectrum Merger and/or the approval and launch of generic indomethacin suppositories in the second half of 2023, and Spectrum is named in several securities class action and shareholder derivative lawsuits filed by former Spectrum stockholders. Such litigation and related matters are described in “Item 8. Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies.”

The defense of these legal proceedings, inquiries, and investigations have resulted in, and are expected to continue to result in, us incurring significant expenses and may adversely impact our ability to execute product acquisitions and strategic transactions using our common stock, obtain financing or refinance existing debt, or could make us less attractive to potential acquirers. In addition, other than with respect to shareholder litigation, we do not presently anticipate receiving any insurance coverage for any of our pending litigation. With respect to shareholder litigation, we have provided notice to our insurance carriers with respect to such litigation, and we have received, and further anticipate receiving, some amount of insurance coverage with respect to such litigation. There is, however, no guarantee that our shareholder litigation insurance coverage will adequately protect us from our pending or future shareholder litigation claims. If any of these legal proceedings, inquiries or investigations were to result in an adverse outcome, the impact could have an adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

Our ability to use NOLs to offset future taxable income may be limited.

We have recognized NOLs for losses we incurred during our history. As of December 31, 2025, we have U.S. federal NOLs of $256.1 million that expire between 2029 and 2037 and state NOL carryforwards of $554.6 million, which begin to expire in 2026. Additionally, we have U.S. federal NOLs generated in taxable years beginning after December 31, 2017 of $690.5 million that under current U.S. federal income tax law can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of our taxable income. State NOL carryforward periods, expirations and limitations may differ from federal tax laws.

Accordingly, our pre-2018 NOL carryforwards may expire prior to being used, our NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation and our ability to use pre-2018 NOL carryforwards and other 2018 tax attributes (such as research tax credits) to offset income or cash taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could increase state taxes owed. Utilization of our NOLs are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. We currently have a full valuation allowance established against our NOLs and tax credit carryforwards, primarily due to our recurring net operating losses. As a result, even if we regain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect future cash flows.

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
•patient noncompliance with the clinical trial protocol;
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

We are unable to predict whether any future product candidates will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frame for commercializing a product is long and uncertain. Additionally, disruptions at the FDA and other regulatory agencies, including as a result of reductions in budget, personnel, or operations, may cause delays in the review and/or approval of our product candidates. Even if product candidates receive regulatory clearance, these products may not achieve or maintain market acceptance. If it is discovered that our products or technologies have potential adverse effects or other characteristics that indicate they may be ineffective as therapeutics, our product development efforts and our business could be significantly harmed.

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

The products we and our collaborative partners develop or acquire generally are or will be submitted for approval under Section 505(b)(2) of the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, the NDA for CAMBIA relies on the FDA’s previous findings of safety and efficacy of Cataflam, the diclofenac initially approved by the FDA.

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

Risks Related to Share Ownership

Our common stock may be delisted from The Nasdaq Capital Market if we are unable to maintain compliance with its continued listing standards.

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”). There are a number of continued listing requirements that we must satisfy in order to maintain our listing on Nasdaq, including the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). If a deficiency with respect to this requirement continues for a period of 30 consecutive business days, Nasdaq may require us to satisfy a minimum bid price per share of our common stock of at least $1.00 for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with the Bid Price Rule. We have been unable to comply with the Bid Price Rule in the past and for periods in 2021 and 2025 our continued listing on Nasdaq required the granting of a grace period from Nasdaq and the implementation of reverse stock splits. If we fail to comply with the Bid Price Rule in the future, there can be no assurance that we will be granted such grace periods or that we will be able to receive the necessary shareholder approval to implement an additional reverse stock split. In particular, we may encounter difficulties obtaining such shareholder approval due to our heavily retail investor shareholder base, which may also affect our ability to obtain shareholder approval of other significant corporate actions.

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

As a result of these and other such factors, our stock price may continue to be volatile and investors may be unable to sell their shares at a price equal to, or above, the price paid. Any significant drops in our stock price, including those we experienced in 2024 and 2025, have and could give rise to shareholder lawsuits, which are costly and time-consuming to defend against and which may adversely affect our ability to raise capital while the suits are pending, even if the suits are ultimately resolved in our favor.
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

In the past, activist investors have subjected us to vote-no campaigns and threatened proxy contests in connection with its annual stockholder meeting. These actions by activist investors have resulted in significant legal and other fees being incurred by us, including as a result of litigation arising out of activist shareholders’ activities. The potential for additional proxy contests, vote-no campaigns or other continuing actions by activist investors could result in further costly and time-consuming litigation, interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, suppliers, investors, prospective and current team members and others, result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.

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

Our success is dependent in large part upon the continued services of members of our executive management team, and on our ability to attract and retain key management and operating personnel. Management, scientific and operating personnel are in high demand in our industry and are often subject to competing offers. Changes in our management team may disrupt our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives, strategies and plans. During such transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance. For example, Brendan P. O’Grady separated from his service as our Chief Executive Officer (“CEO”) effective as of October 27, 2025 and resigned from his position on our Board of Directors effective November 17, 2025. Effective October 27, 2025, Mark Reisenauer, an existing member of our board of directors, was appointed to serve as our CEO. Effective November 3, 2025, our board of directors appointed Paul Schwichtenberg, the Company’s Chief Transformation Officer, to serve as our President and Chief Operating Officer. As with any significant leadership change, these transitions involve inherent risks and any failure to execute a smooth transition could hinder employee retention and recruitment and our strategic planning, business execution, and future performance, which could have an adverse effect on our business, financial condition and results of operations. We cannot provide assurances that any current or future changes of management personnel will not cause disruption to operations or customer relationships, a decline in our operating results or a delay in the execution of our business strategies and plans. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed could result in delays in the research, development and commercialization of our products and potential product candidates, or otherwise adversely impact our business.

Despite our corporate structure, creditors of our current or former operating subsidiaries could be successful in piercing the corporate veil otherwise reaching the assets of one another, which could have an adverse effect on us and our operating results, results from continued operations, and financial condition.

Our operating subsidiaries are separate legal entities within our holding company corporate structure. There can be no assurance that our efforts to preclude corporate veil-piercing, alter ego, control person, or other similar claims by creditors of any one particular current or former entity within our corporate structure (including Assertio Therapeutics, which was sold in May 2025 to an independent company that is not affiliated with us) from reaching the assets of the other entities, including Assertio Holdings, within our corporate structure to satisfy claims will be successful. If a court were to allow a creditor to pierce the corporate veil and reach the assets of such other entities within our corporate structure, despite such entities not being directly liable for the underlying claims, it could have a material adverse effect on us and our operating results, results from continued operations, and financial condition.

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

Data breaches and cyber-attacks or other failures in our telecommunications or information technology systems, or those of our third-party vendors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

Securities breaches can adversely impact our operations and financial results. In the ordinary course of our business, we collect, maintain and transmit sensitive data on our computer networks and information technology systems, including our intellectual property and proprietary or confidential business information. The secure maintenance of such information is critical to our business. Furthermore, we have outsourced elements of our operations to third-party vendors, who each have access to our confidential information, which increases our risk of data breaches or cyber-attacks. Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access, including ransomware attacks. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motives (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted to target our information systems or those of our third-party vendors. Cyber-attacks are becoming increasingly more prevalent and much harder to detect and defend against. Sophisticated cyber attackers are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of proprietary information, including trade secrets. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently and may not be recognized until or after they are launched. Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. Cybersecurity incidents increasingly involve the use of artificial intelligence (“AI”) and machine learning (“ML”) to launch more automated, targeted and coordinated attacks on targets. Additionally, businesses which we have acquired, or may in the future acquire, may have information technology system vulnerabilities which could increase our risk of cybersecurity attacks. The information and data processed and stored in our technology systems, and those of our strategic partners, contract research organizations, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation.

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

There can be no assurance that our cybersecurity risk management protocols will be sufficient to prevent or mitigate cyber-attacks. In addition, it is often difficult to anticipate or immediately detect such incidents and the damage that may be caused by such incidents, and it may take considerable time for us to investigate and evaluate the full impact of cyber-attacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full, and reliable information about cybersecurity incidents to our customers, regulators, and the public. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information, including our financial information or the information of our business partners. Cyber-attacks could cause us to incur significant remediation costs, disrupt key business operations, harm our reputation and divert attention of management and key information technology resources. We expect to incur significant costs in an effort to detect and prevent security incidents and otherwise implement our internal security and business continuity measures, and actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We may face increased costs and find it necessary or appropriate to expend substantial resources in the event of an actual or perceived security breach. Our network security and data recovery measures and those of our third-party vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to litigation and regulatory investigations, expose us to significant expense and cause significant harm to our business. Our insurance coverage may not be sufficient to prevent or recover from cyber-attacks, including coverage of applicable resulting losses arising from any such incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks arising from internal and external cybersecurity threats and vulnerabilities from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a third-party information technology team, which reports to our Vice President and Controller, and includes mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data while also maintaining a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on and audits of our key technology vendors. We have an incident response plan designed to mitigate and remediate identified cybersecurity incidents at both Assertio and our customers and vendors and escalate certain incidents to senior management and, as appropriate, the Audit Committee. We also conduct periodic employee trainings on cybersecurity and information security, among other topics. As needed, we consult with outside advisors and experts to assist with assessing, identifying, and managing cybersecurity risks in order to anticipate future threats and trends, and their impact on the Company’s risk environment. Cybersecurity risks and threats are integrated into our enterprise risk management (“ERM”) program, which establishes a risk management framework that seeks to identify and assess risks that could materially impact our business and operations.

Governance

The Board of Directors (the “Board”), as a whole and at the committee level, has oversight over the most significant risks facing us and over our processes to identify, prioritize, assess, manage, and mitigate those risks. The Board oversees the ERM program and oversees an enterprise-wide approach to risk management, including risks related to cybersecurity.

The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives, at a minimum, quarterly updates on cybersecurity and information technology matters and related risk exposures from our Vice President and Controller as well as other members of the senior leadership team, including, if necessary, the Chief Financial Officer. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

Our Vice President and Controller, who reports directly to our Chief Financial Officer, has been involved in overseeing the assessment and management of cybersecurity risks at Assertio for approximately two years and has an additional four years of experience managing financial systems at another public company.

Since the beginning of the last fiscal year, there were no identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Data breaches and cyber-attacks or other failures in our telecommunications or information technology systems, or those of our third-party vendors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Lake Forest, Illinois, where we lease approximately 20,000 square feet of office space through December 31, 2030. Our facility is used for office purposes only and no commercial manufacturing takes place at our facility. For additional information, see “Item 8. Financial Statements and Supplementary Data - Note 7. Leases.”

Additionally, in connection with the Spectrum Merger, we assumed leases for two facilities (whose terms ended in the third quarter of 2025) and certain office equipment (which term ends in September 2026) for which Spectrum had previously been the lessee. For additional information regarding these leases, see “Item 8. Financial Statements and Supplementary Data - Note 16. Restructuring Charges.”

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “ASRT.” As of December 31, 2025, there were 145 shareholders of record for our common stock, one of which is Cede & Co., a nominee for The Depository Trust Company, or DTC. All the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder. Accordingly, the number of holders of record does not include beneficial owners whose shares are held by nominees in street name.

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

	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	164	$13.72	N/A	N/A
November 1, 2025 - November 30, 2025	—	—	N/A	N/A
December 1, 2025 - December 31, 2025	—	—	N/A	N/A
Total	164	$13.72

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.
(2) Adjusted to reflect the 1-for-15 reverse stock split effected on December 26, 2025.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth under Part I, Item 1, “Business” and elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis or elsewhere in this Annual Report on Form 10-K. For a discussion and analysis of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Unless otherwise noted or required by context, use of “Assertio,” the “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries. Reference to “Assertio Specialty” refers to Assertio Specialty Pharmaceuticals, LLC, and “Spectrum” refers to Spectrum Pharmaceuticals, Inc. and/or its applicable subsidiary or subsidiaries. Both Assertio Specialty and Spectrum are wholly-owned subsidiaries of the Company. Additionally, the use of “Assertio Therapeutics” refers to Assertio Therapeutics, Inc., and/or its applicable subsidiary or subsidiaries. Assertio Therapeutics was divested on May 9, 2025.

We are a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. Our focus is on supporting patients by marketing products primarily in the oncology market. Our primary marketed products are:

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

2025 Transactions

On May 9, 2025, we transferred all the equity interests in Assertio Therapeutics to an established purchaser of legacy litigation matters, resulting in Assertio Therapeutics being owned by the purchaser’s related company, ATIH Industries, LLC (the “Therapeutics Transaction”). At the closing of the Therapeutics Transaction, Assertio Therapeutics held approximately $8.2 million in cash, insurance and retained a single-digit royalty based on net income derived from INDOCIN. In addition, Assertio Therapeutics retained certain legal liabilities, including those related to opioid litigation. As a result of the Therapeutics Transaction, we are not defendants in any opioid-related litigation.

As part of our ongoing commercial portfolio assessment, we ceased commercialization of Otrexup in July 2025.

In the third quarter of 2025, we advanced key integration efforts to consolidate operations and align our products, including ROLVEDON, under a single subsidiary, Assertio Specialty. Sales of ROLVEDON in 2025 reflected normal demand through the first nine months of 2025, as well as large purchases by several national distributors to help ensure consistent supply of ROLVEDON during the fourth quarter of 2025 and first quarter of 2026 as we complete the integration of ROLVEDON into Assertio Specialty. We did not record material net product sales of ROLVEDON during the fourth quarter of 2025 and do not anticipate material net product sales in the first quarter of 2026. Sales of the newly labeled ROLVEDON are expected to commence at a normal volume in the second quarter of 2026.

To facilitate the large purchases of ROLVEDON by several national distributors in the third quarter of 2025, we provided our customers with higher-than-historical levels of discounts and extended payment terms. These factors unfavorably impacted our net selling price and gross profit in the third quarter of 2025. The extended payment terms provided as part of these sales also led to reduced cash collections and a decline in our cash and short-term investments balance in the fourth quarter of 2025. We anticipate that the extended payment terms will lead to further reduced cash collections and a decline in our cash and short-term investments balances for the first quarter of 2026, but we expect that cash collections and our cash and short-term investments balances will increase in the second quarter of 2026. These factors will further lead to variability in our working capital balances during these periods.

On October 7, 2025, we entered into an amendment and restatement of the Manufacturing and Supply Agreement (the “Hanmi Agreement,” as amended, the “Amendment”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”). The Amendment fixes the price that we pay for the remaining term of our license agreement with Hanmi and amends the payment timing for certain product royalties due to Hanmi, which have been fully accrued and resulted in an immaterial reclassification between Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheet during the third quarter of 2025.

On December 26, 2025, we effected a 1-for-15 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, our stockholders received one share of the Company’s common stock for every 15 shares held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all our issued and outstanding shares of common stock equally. Any fractional shares remaining as a result of the Reverse Stock Split were paid to the shareholder in cash. The par value and number of authorized shares of our common stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split also affected our outstanding stock-based awards and convertible senior notes due 2027 and resulted in the shares underlying such instruments being reduced and the exercise price or conversion price being increased proportionately.

RESULTS OF OPERATIONS

The following table reflects our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Revenues:
Product sales, net	$117,100	$120,849
Royalty revenue	1,613	2,012
Other revenue	—	2,100
Total revenues	118,713	124,961
Costs and expenses:
Cost of sales	35,383	39,227
Research and development expenses	1,690	3,822
Selling, general and administrative expenses	69,000	75,051
Change in fair value of contingent consideration	(276)	(244)
Amortization of intangible assets	29,863	25,644
Impairment of intangible assets	1,700	5,217
Restructuring charges	2,889	720
Total costs and expenses	140,249	149,437
Loss from operations	(21,536)	(24,476)
Other (expense) income:
Loss on Assertio Therapeutics divestiture	(8,174)	—
Interest expense	(3,075)	(3,039)
Interest income	2,665	3,221
Other gain, net	180	2,765
Total other (expense) income	(8,404)	2,947
Net loss before income taxes	(29,940)	(21,529)
Income tax expense	(435)	(52)
Net loss and comprehensive loss	$(30,375)	$(21,581)

Revenues

The following table reflects total revenues, net for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Product sales, net:
ROLVEDON	$68,225	$60,090
INDOCIN products	18,905	26,761
Sympazan	11,349	10,457
SPRIX	7,952	7,624
Other products	10,669	15,917
Total product sales, net	117,100	120,849
Royalty revenue	1,613	2,012
Other revenue	—	2,100
Total revenues	$118,713	$124,961
Product sales, net

ROLVEDON net product sales increased $8.1 million from $60.1 million for the year ended December 31, 2024 to $68.2 million for the year ended December 31, 2025, primarily due to higher volume, the adjustment of a prior period returns reserve of $5.4 million established in connection with our merger with Spectrum (the “Spectrum Merger”), partially offset by lower net pricing. The higher volume reflects large purchases by several national distributors during the third quarter of 2025 to help ensure consistent supply of ROLVEDON in the fourth quarter of 2025 and the first quarter of 2026 as we complete the integration into Assertio Specialty, as noted above. We did not record material net product sales of ROLVEDON during the fourth quarter of 2025 and do not anticipate material net product sales in the first quarter of 2026. Sales of the newly labeled ROLVEDON are expected to commence at a normal volume in the second quarter of 2026.

INDOCIN net product sales decreased $7.9 million from $26.8 million for the year ended December 31, 2024 to $18.9 million for the year ended December 31, 2025, primarily due to lower volume from previously announced generic competition. In 2026, we expect INDOCIN net product sales to continue to decline as a result of continued competition from existing generic entrants, as well as new and expected future generic entrants.

Sympazan net product sales increased $0.9 million from $10.5 million for the year ended December 31, 2024 to $11.3 million for the year ended December 31, 2025, primarily due to higher volume, partially offset by unfavorable payor mix.

SPRIX net product sales increased $0.3 million from $7.6 million for the year ended December 31, 2024 to $8.0 million for the year ended December 31, 2025, primarily due to favorable payor mix, partially offset by lower volume.

Other net product sales for the year ended December 31, 2025 and December 31, 2024 included net product sales of Otrexup of $4.5 million and $8.8 million, respectively, net product sales of CAMBIA of $5.7 million and $5.6 million, respectively, and net product sales of Zipsor of $0.5 million and $1.5 million, respectively. The year-over-year decrease in other net product sales was primarily due to lower Otrexup net product sales as a result of ceasing commercialization of Otrexup in July 2025.

For the year ended December 31, 2025, the amount recognized for gross-to-net sales allowances on product sales increased by $50.8 million compared to the year ended December 31, 2024, primarily due to higher ROLVEDON sales volumes and a continued shift in product mix toward ROLVEDON, which carries a higher contractual rebate rate than our other products. Refer to the Critical Accounting Policies and Significant Estimates section within this Item 7 and Schedule II to the accompanying Consolidated Financial Statements for additional information about amounts charged as a reduction to revenue for product sales allowances, product return allowances, discounts, chargebacks, and rebates. Our products operate in competitive markets and the impact of competition on net pricing could have an unfavorable impact on the amount of gross-to-net sales allowances recognized.

Royalty Revenue

    In November 2010, we entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and Searchlight Pharma, or “Searchlight,” now owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalty revenue related to the CAMBIA licensing agreement of $1.6 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively.

The patents underlying the license agreement that we have with Searchlight expire in June 2026, and we anticipate that there will be generic competition in Canada after the patents expire, or the earlier negotiated launch of generics in connection with the settlement of patent litigation, resulting in increased competition with CAMBIA upon patent expiration. As a result, we anticipate the amount of royalty revenue earned under the license agreement could be reduced to zero beginning in the third quarter of 2026.

Other revenue

Other revenue consists of sales adjustments for previously divested products, which includes adjustments to reserves for product sales allowances (gross-to-net sales allowances) and can result in a reduction to or an increase to total revenue in the period of recognition. There was no other revenue for the year ended December 31, 2025. Sales adjustments for reserves recorded in prior periods for previously divested products resulted in an increase to total revenue of $2.1 million for the year ended December 31, 2024.

Cost of Sales

Cost of sales consists of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs, royalties payable to third parties, inventory write-downs and scrap, product quality testing, distribution costs, and shipping costs related to our product sales. Cost of sales excludes the amortization of intangible assets. Fair value of inventories acquired through business combinations or asset acquisitions include an inventory step-up within the value of inventories. The inventory step-up value is amortized as the related inventory is sold, and included in cost of sales.

Cost of sales decreased $3.8 million from $39.2 million for the year ended December 31, 2024 to $35.4 million for the year ended December 31, 2025, primarily due to (i) a $6.6 million decrease in inventory write-downs, primarily for INDOCIN due to lower demand for INDOCIN products, (ii) a $4.6 million of ROLVEDON inventory step-up amortization included in the year ended December 31, 2024, which did not recur in the year ended December 31, 2025, (iii) a $1.9 million decrease in Otrexup cost of sales primarily due to ceasing commercialization of Otrexup in July 2025, (iv) a $0.9 million decline in INDOCIN cost of sales due to lower INDOCIN sales volume, and (v) a $0.2 million decrease in other cost of sales. The decrease was partially offset by a $7.9 million increase from the impact of higher ROLVEDON volumes on cost of sales driven by the sales of ROLVEDON inventory during the third quarter of 2025 noted above, and $2.5 million of one-time costs related to ceasing commercialization of Otrexup in July 2025.

Cost of sales are impacted by both product volume and mix, changes in which will have an impact on Cost of sales recognized by us in future periods.

Research and Development Expenses

Research and development expenses include salaries, costs for clinical trials, consultant fees, supplies, and allocations of corporate costs. Research and development expenses were $1.7 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively, primarily representing costs directly associated with ongoing clinical activity for the ROLVEDON pediatric safety trial in 2025 and 2024, as well as the same-day dosing trial in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general, and administrative expenses decreased $6.1 million from $75.1 million for the year ended December 31, 2024 to $69.0 million for the year ended December 31, 2025, primarily due to (i) a $4.7 million net decrease in legal charges and settlements of certain litigation items, (ii) $2.4 million of income recognized during the year ended December 31,

2025 related to the lapsing of the statute of limitations for employee retention tax credits, of which there was none in 2024, (iii) a $1.6 million decrease in stock-based compensation expense, primarily driven by forfeitures related to our 2025 restructuring actions, and (iv) a $0.2 million decrease in other general operating expenses. The decrease was partially offset by $1.7 million of one-time costs related to ceasing commercialization of Otrexup and $1.1 million of costs related to the Therapeutics Transaction recognized in the year ended December 31, 2025.

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

We recognized a benefit of $0.3 million and $0.2 million during the years ended December 31, 2025 and December 31, 2024, respectively, for the change in fair value of contingent consideration incurred in the Zyla Merger. We recognized no expense or benefit for the change in fair value of the CVR contingent consideration obligation during the years ended December 31, 2025 or December 31, 2024, as the milestones triggering payment of the obligation were not met.

We do not expect to recognize a contingent consideration obligation in future periods nor make any contingent consideration payments related to the above in 2026 or beyond.

Amortization of Intangible Assets

    The following table reflects amortization of intangible assets for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Amortization of intangible assets—ROLVEDON	$17,356	$6,066
Amortization of intangible assets—Sympazan	1,213	1,212
Amortization of intangible assets—SPRIX	4,017	3,808
Amortization of intangible assets—INDOCIN	7,277	13,514
Amortization of intangible assets—Otrexup	—	1,044
Total amortization of intangible assets	$29,863	$25,644

Amortization expense increased $4.2 million from $25.6 million for the year ended December 31, 2024 to $29.9 million for the year ended December 31, 2025, primarily due to an increase of $11.3 million related to a change in the remaining estimated useful life of the ROLVEDON product rights intangible assets effective December 31, 2024, as well as a $0.2 million increase related to a change in the remaining estimated useful life of the SPRIX product rights intangible assets effective October 1, 2025. This was partially offset by a net decrease of $6.2 million due to the full amortization of the remaining value of the INDOCIN intangible assets in the second quarter of 2025 and a $1.0 million decrease resulting from the full impairment of the Otrexup intangible asset group in the fourth quarter of 2024.

Impairment of Intangible Assets

During each quarter of 2025 and 2024, our market capitalization was below the book value of our equity, which management determined represented an indicator of impairment with respect to our long-lived assets. For the three months ended September 30, 2025, we also recognized an additional indicator of impairment in our SPRIX asset group related to a change in the expected timing of cash flows from SPRIX net product sales. Applying the relevant accounting guidance, we first assessed the recoverability of our long-lived assets at the product level at each date.

For the assessment performed for the three months ended September 30, 2025, we determined that the undiscounted cash flows and the fair value of the SPRIX asset group were less than its carrying value and recognized an impairment for this asset group of $1.7 million during the third quarter of 2025, reducing its carrying value to $4.6 million. Additionally, effective October 1, 2025, we revised the remaining estimated useful life of the SPRIX product rights intangible assets to one year, which we believe better reflects the realization of the economic benefit of the intangible asset.

For the assessment performed for the three months ended December 31, 2024, we determined that the estimated undiscounted cash flows and fair value of the Otrexup asset group were less than its carrying value and recognized an impairment for this asset group of $5.2 million during the fourth quarter of 2024, reducing its carrying value to zero.

For all the assessments for our other asset groups performed during each quarter in 2025 and 2024, we determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all our long-lived asset groups at each impairment testing date. Accordingly, we concluded that the long-lived asset groups were fully recoverable and no adjustment to their carrying values was required.

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

Restructuring charges related to employee compensation costs were $2.9 million and $0.7 million for the years ended December 31, 2025 and December 31, 2024, respectively. Cash payments during the years ended December 31, 2025 and December 31, 2024 related to our various restructuring efforts were $1.7 million and $3.9 million, respectively.

During the fourth quarter of 2025, we recognized $1.2 million in restructuring costs associated with a reduction in our workforce. We may incur additional restructuring charges related to this restructuring effort. All related cash payments are expected to be completed by the fourth quarter of 2026.

Effective as of October 27, 2025, we separated from the service of our former Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, he was entitled to severance compensation and benefits of approximately $1.4 million, which were recognized as Restructuring charges during the year ended December 31, 2025. All related cash payments are expected to be completed by the second quarter of 2027. We do not expect to recognize any additional restructuring charges related to his separation from us.

During the first quarter of 2025, we recognized $0.3 million in restructuring costs associated with improving efficiencies within our sales and marketing organization. We do not expect to recognize any additional restructuring charges related to this restructuring effort, and all related cash payments were completed by the third quarter of 2025.

 Other (Expense) Income

    The following table reflects Other (expense) income for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Loss on Assertio Therapeutics divestiture	$(8,174)	$—
Interest expense	(3,075)	(3,039)
Interest income	2,665	3,221
Other gain, net	180	2,765
Total other (expense) income	$(8,404)	$2,947

Total other (expense) income changed by $11.4 million from income of $2.9 million for the year ended December 31, 2024 to expense of $8.4 million for the year ended December 31, 2025, primarily due to an $8.2 million loss on the divestiture of Assertio Therapeutics recognized during the second quarter of 2025, as described in “Item 8. Financial Statements and

Supplementary Data – Note 2. Divestitures and Strategic Transactions,” and the favorable impact of a $2.6 million customer reimbursement recognized in the year ended December 31, 2024 that did not repeat in 2025.

The following table reflects interest expense for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Interest on 2027 Convertible Notes	$2,600	$2,600
Amortization of debt issuance costs on 2027 Convertible Notes	475	439
Total interest expense	$3,075	$3,039

Income Tax Provision

We recorded income tax expense of $0.4 million and $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% in each period was primarily due to changes in the valuation allowance due to our net loss, partially offset by state tax expense and the loss recorded on sale of Assertio Therapeutics. As of December 31, 2025 and December 31, 2024, we concluded that it is not more likely than not that the net deferred tax asset recorded as of those dates will be realized. As a result, we recorded a full valuation allowance against our net deferred tax asset as of both December 31, 2025 and December 31, 2024.

On July 4, 2025, the President of the United States signed House Resolution 1 (“H.R. 1”), which made a number of changes to tax law in the Internal Revenue Code, including the reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. The changes to tax law promulgated under H.R. 1 did not have a material impact on our income tax expense or income tax account balances for the year ended December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed, and continue to finance, our operations and business development efforts primarily from product sales, the proceeds of secured borrowings, and public sales of equity securities, including convertible debt securities.

We believe that our existing cash, cash equivalents and short-term investments, which totaled $63.4 million at December 31, 2025, will be sufficient to fund our operations and make the required payments under our debt agreements due for the next 12 months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•reductions in net product sales and gross margin in the first quarter of 2026 due to the transition of ROLVEDON from Spectrum to Assertio Specialty;
•changes in our working capital needs, including the timing of purchases and manufacturing of our inventories, the timing of payment of our accounts payable and accrued rebates, returns and discounts, and the timing of accounts receivable collections, due to the large purchases of ROLVEDON inventory by several national distributors in the third quarter of 2025 noted above;
•interest and principal payments on our current and future indebtedness;
•our level of expenditures related to the commercialization of our products, including our efforts to manage supply costs and enhance the long-term prospects of ROLVEDON product sales;
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
•potential additional expenses relating to any litigation matters, as discussed in “Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies;”
•potential payments required as a result of ceasing commercialization of Otrexup in July 2025;
•potential payments for income and other taxes to the extent that they cannot be offset against our net operating loss (“NOL”) carryforwards;

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

We expect our cash needs will be met by our existing cash, cash equivalents, and short-term investments, including funding our future operations, payments due under our debt agreement, ongoing legal expenses and settlement payments, or product acquisitions and strategic transactions that we may pursue. We expect that ongoing legal expenses will, and any settlements that we are able to negotiate may, continue to be a significant usage of cash in 2026. We may be required to raise additional capital if our cash needs increase significantly from current expectations.

On August 22, 2022, we issued $70.0 million aggregate principal amount of convertible senior notes which mature on September 1, 2027 and bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on March 1 and September 1 of each year (the “2027 Convertible Notes”). On February 27, 2023, we completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of December 31, 2025.

The following table reflects summarized cash flow activities for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(28,182)	$26,408
Net cash used in investing activities	(11,988)	(48,911)
Net cash used in financing activities	(189)	(350)
Net decrease in cash and cash equivalents	(40,359)	(22,853)
Cash and cash equivalents at beginning of year	50,588	73,441
Cash and cash equivalents at end of year	$10,229	$50,588

Cash Flows from Operating Activities

Cash used in operating activities was $28.2 million for the year ended December 31, 2025 compared to cash provided by operating activities of $26.4 million for the year ended December 31, 2024. The change was primarily due to higher net working capital needs and lower net product sales.

Operating assets and liabilities resulted in a net cash use of $45.3 million for the year ended December 31, 2025 compared to net cash provided of $5.2 million for the year ended December 31, 2024. The change was primarily due to a $59.5 million increase in accounts receivable primarily associated with the large purchases of ROLVEDON by several national distributors in the third quarter of 2025, which included extended payment terms provided to ROLVEDON customers as further discussed above in “COMPANY OVERVIEW,” as well as higher settlements of accrued liabilities, particularly accrued legal costs, and accounts payable due to timing. This was partially offset by lower inventory purchases, particularly for the ROLVEDON active pharmaceutical ingredient, and higher accruals from the timing of settlements of accrued rebates, returns and discounts related to the sale of ROLVEDON inventory at the end of the third quarter of 2025.

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods. Due to the large purchases of ROLVEDON by several national distributors in the third quarter of 2025, the timing of related cash collections and payments is expected to reduce cash flows from operating activities in the first quarter of 2026, with cash flows from operating activities expected to increase in the second quarter of 2026.

Cash Flows from Investing Activities

Cash used in investing activities was $12.0 million for the year ended December 31, 2025, which consisted of $119.2 million of purchases of short-term investments and an $8.2 million investing outflow from cash transferred in the Therapeutics Transaction, offset by $115.4 million of proceeds from maturities of short-term investments. Refer to Note 2. Divestitures and Strategic Transactions included in “Item 8. Financial Statements and Supplemental Data for details regarding the Therapeutics Transaction.

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

Cash Flows from Financing Activities

Cash used in financing activities for the year ended December 31, 2025 and December 31, 2024 was $0.2 million and $0.4 million, respectively, and consisted entirely of cash used from employees’ withholding tax liability upon the vesting of employee stock awards.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our payments for rebates, returns and discounts, payments for debt, non-cancelable leases for our office space, non-cancelable contractual obligations for our purchase commitments, and cash payments for our restructuring activities. Refer to “Item 8. Financial Statements and Supplemental Data - Note 1, Note 6, Note 7, Note 8 and Note 16,” respectively. We generally expect to satisfy these requirements and commitments with cash on hand and cash provided by operating activities.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and SEC regulations for annual reporting. Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenue Recognition

Product sales revenue is recognized when the customer has control of the product, which is when title has transferred to the customer and the customer has assumed the risks and rewards of ownership. These conditions typically occur upon delivery to the customer. Our performance obligation is to deliver product to the customer, and the performance obligation is typically completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable sales tax and reserves for these product sales allowances (also referred to as gross-to-net sales allowances).

Product sales allowances consist primarily of provisions for product returns, managed care rebates, commercial rebates, and government rebates (managed care rebates, commercial rebates and government rebates are collectively referred to as “rebates”), wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, and chargebacks. We consider product sales allowances to be variable consideration and estimate and recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on actual or estimated amounts owed on the related sales. These estimates take into consideration the terms of our agreements with customers, historical returns, rebates or discounts taken by product, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We use the most likely method in estimating product sales allowances. If actual future results vary from our estimates, we may need to adjust the estimates, which could affect product sales and earnings in the period of adjustment.

Our estimates related to gross‑to‑net sales adjustments for product return allowances and rebates are judgmental and are subject to change based on our historical experience and certain quantitative and qualitative factors. We believe that our estimates related to gross‑to‑net sales adjustments for wholesaler and pharmacy discounts, prompt payment discounts, patient discount programs and chargebacks do not have a high degree of estimation complexity or uncertainty, as the related amounts are settled within a relatively short period of time. The timing of ultimate settlement of returns- and chargebacks-related allowances can be prolonged by our process to validate such adjustments before settlement is finalized.

Product Returns - We allow customers to return product for credit with respect to that product generally within six months before and 12 months after the product expiration date. We estimate product returns based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. We do not assume financial responsibility for returns of any of our currently marketed products acquired through product rights acquisitions if those returns relate to sales of that product prior to or after the period of our ownership of the respective product, which are identified by specific lot numbers.

Shelf lives for our products, from the respective manufacture dates, range from 24 months to 48 months. Because of the shelf life of our products and our return policy of issuing credits with respect to product that is returned within six months before and 12 months after our product expiration date, there may be a significant period of time between when the product is shipped and when we issue credit on a returned product. Accordingly, we may have to adjust these estimates, which could affect product sales and earnings in the period of adjustments.
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

Government Rebates - We offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate Program, Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs. We generally pay government rebates three to 12 months after prescriptions subject to the rebate are filled. These rebates are subject to our active participation in the respective programs.

The following table reflects activity relating to the Company’s provision for product sales allowances as of December 31, 2025 and 2024 (in thousands):

	Product Returns	Rebates (1)	Other Sales Allowances (2)	Total(5)
Balance as of December 31, 2023	$29,789	$14,503	$14,754	$59,046
Provisions made in current period to Product Sales, net (3)	5,796	59,107	105,998	170,901
Provisions made in current period to Other revenue (4)	(2,100)	—	—	(2,100)
Payments and credits made in current period	(11,130)	(52,696)	(86,553)	(150,379)
Balance as of December 31, 2024	$22,355	$20,914	$34,199	$77,468
Provisions made in current period to Product Sales, net (3)	(1,644)	80,267	143,077	221,700
Payments and credits made in current period	(4,165)	(79,560)	(113,095)	(196,820)
Balance as of December 31, 2025	$16,546	$21,621	$64,181	$102,348

(1)Rebates consist of managed care rebates, commercial rebates and government rebates.
(2)Other Sales Allowances consist of wholesaler and pharmacy discounts, prompt pay discounts, patient discount programs, and chargebacks.
(3)Includes adjustments to revenue recognized as a result of changes in estimates for the Company’s gross-to-net sales allowances for products sold in previous periods, which were approximately 7% and 3% for the years ended December 31, 2025 and 2024, respectively. In addition, ROLVEDON net product sales for the year ended December 31, 2025 included the adjustment of a prior period returns reserve of $5.4 million established in connection with the Spectrum Merger.
(4)Consists of sales adjustments for previously divested products recognized in Other revenue in the Consolidated Statements of Comprehensive Loss.
(5)Balance includes allowances for cash discounts for prompt payment of $3.0 million and $1.2 million as of December 31, 2025 and 2024, respectively, which are recognized in Account receivable, net in the Company’s Consolidated Balance Sheets. The remaining balance of $99.4 million and $76.3 million as of December 31, 2025 and 2024, respectively, is recognized in Accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.

Impairment of Long-lived Assets

We evaluate long-lived assets, including property and equipment and acquired intangible assets consisting of product rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment is calculated as the excess of the carrying amount over the fair value. Estimating future cash flows and fair value related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. Refer to “Results of Operations – Impairment of Intangible Assets” within this Item 7 and “Item 8. Financial Statements and Supplemental Data – Note 5. Intangible Assets” for a discussion of the results of our 2025 and 2024 assessments of the recoverability and impairment of our long-lived assets.

Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the consolidated balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. When we determine that it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that we determine is more-likely-than-not to be realized.

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

As of December 31, 2025, we have recorded a full valuation allowance against our net deferred tax assets. In evaluating our ability to realize our deferred tax assets, we consider available positive and negative evidence, including past operating results and forecasts of future taxable income, and the potential Internal Revenue Code section 382 limitation on NOL carryforwards due to a change in control. In determining future taxable income, we make assumptions to forecast U.S. federal and state operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.

These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage our business. We have generated a top-line and as-adjusted cumulative loss for the three year period ended December 31, 2025. All our deferred tax assets (“DTA”) are recorded by our U.S. operations, and the U.S. does not permit carryback of losses. As such, we can only rely on the reversal of existing taxable temporary differences to be considered as positive evidence in analyzing future use of existing DTAs. We analyzed the existing taxable temporary differences, but determined they were insufficient for generating future taxable income to permit full use of the existing DTAs. Additionally, we did not identify any tax planning strategies or tax planning actions which would allow for the use of the net domestic DTAs recorded as of December 31, 2025.

We recognize tax liabilities in accordance with Accounting Standards Codification Topic 740, Income Taxes, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.

See “Item 8. Financial Statements and Supplemental Data - Note 14. Income Taxes” for additional information.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2026 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has adopted new accounting guidance in 2025 related to income tax disclosures due to the adoption of ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The adoption was prospectively applied.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Divestiture of Assertio Therapeutics

As described further in Note 2 to the consolidated financial statements, during 2025 the Company transferred all of the equity interests in Assertio Therapeutics to an established purchaser of legacy litigation matters, resulting in Assertio Therapeutics being owned by the purchaser’s related company, ATIH Industries LLC. In connection with the divestiture, the Company recognized a net loss of approximately $8.2 million. The divestiture of Assertio Therapeutics involved unique and complex facts and circumstances and required management to apply significant judgment in determining the appropriate accounting treatment, financial statement presentation, and related disclosures. We identified the divestiture of Assertio Therapeutics as a critical audit matter. The principal considerations for our determination that the divestiture of Assertio Therapeutics is a critical audit matter are the unique nature of the transaction and the high degree of auditor judgment, subjectivity, and effort required to evaluate the application of relevant accounting principles, including the recognition and measurement of the loss on divestiture and the appropriateness of the related financial statement presentation and disclosures.

Our audit procedures related to the divestiture of Assertio Therapeutics included the following, among others:

•We obtained an understanding of, evaluated the design of, and tested the operating effectiveness of internal controls over the Company’s accounting for the divestiture.

•We evaluated management’s accounting conclusions related to the recognition and measurement of the loss on divestiture. We involved national office resources to assist in assessing the appropriateness of the accounting treatment and financial statement presentation of the transaction.

•We substantively tested the calculation of the loss recognized in connection with the divestiture.

•We assessed the sufficiency and clarity of management’s presentation and disclosures related to the divestiture.

Estimate of Gross-to-Net Accruals for Rolvedon Held by Wholesalers

As described further in Note 1 to the consolidated financial statements, the Company establishes provisions for chargebacks, rebates, and other sales allowances in the same period that product is sold to wholesalers. As of December 31, 2025, the Company recorded gross‑to‑net accruals of approximately $38.4 million related to Rolvedon inventory sold to wholesalers but not yet sold to end customers. These accruals primarily relate to estimated rebates and chargebacks offered to group purchasing organizations (“GPOs”). We identified the estimate of gross‑to‑net accruals for Rolvedon held by wholesalers as a critical audit matter. The principal considerations for our determination that the estimate of gross‑to‑net accruals for Rolvedon held by wholesalers is a critical audit matter are the significant judgment and estimation uncertainty involved in determining rebate and chargeback rates applicable to future sales of product held by wholesalers, including management’s assumptions related to historical wholesaler sales trends and anticipated changes in contractual terms and the high degree of auditor judgement, subjectivity, and effort required to evaluate the assumption and resulting impact on net revenues and the related portion of “accrued rebates, returns and discounts”.

Our audit procedures related to the estimate of gross-to-net accruals for Rolvedon held by wholesalers included the following, among others:

•We obtained an understanding of, evaluated the design of, and tested the operating effectiveness of controls over management’s process for estimating gross-to-net accruals for Rolvedon held by wholesalers.

•We tested the completeness and accuracy of historical rebate, chargeback, and wholesaler sales data used by management in developing the estimate.

•We inspected relevant contractual arrangements with GPOs and chargeback provisions applicable to future end-user sales.

•We assessed the reasonableness of management’s assumptions related to anticipated pricing, utilization trends, and end-user mix, and evaluated the impact of those assumptions on the estimated rebates and chargebacks.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.
Chicago, Illinois
March 16, 2026

ASSERTIO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,229	$50,588
Short-term investments	53,176	49,466
Accounts receivable, net	120,110	54,120
Inventories, net	24,120	38,308
Prepaid and other current assets	9,011	10,067
Total current assets	216,646	202,549
Property and equipment, net	444	586
Intangible assets, net	48,908	80,471
Other long-term assets	972	1,126
Total assets	$266,970	$284,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,014	$14,736
Accrued rebates, returns and discounts	99,366	76,304
Accrued liabilities	14,282	18,847
Contingent consideration, current portion	—	726
Other current liabilities	4,851	4,075
Total current liabilities	127,513	114,688
Long-term debt	39,124	38,813
Other long-term liabilities	6,381	10,150
Total liabilities	173,018	163,651
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 6,421,899 and 6,369,133 shares issued and outstanding as of December 31, 2025 and 2024, respectively*	1	1
Additional paid-in capital*	797,450	794,204
Accumulated deficit	(703,499)	(673,124)
Total shareholders’ equity	93,952	121,081
Total liabilities and shareholders' equity	$266,970	$284,732

* Shares issued and outstanding, common stock and additional paid-in capital as of December 31, 2024 have been adjusted to reflect the 1-for-15 reverse stock split effected on December 26, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Product sales, net	$117,100	$120,849
Royalty revenue	1,613	2,012
Other revenue	—	2,100
Total revenues	118,713	124,961
Costs and expenses:
Cost of sales	35,383	39,227
Research and development expenses	1,690	3,822
Selling, general and administrative expenses	69,000	75,051
Change in fair value of contingent consideration	(276)	(244)
Amortization of intangible assets	29,863	25,644
Impairment of intangible assets	1,700	5,217
Restructuring charges	2,889	720
Total costs and expenses	140,249	149,437
Loss from operations	(21,536)	(24,476)
Other (expense) income:
Loss on Assertio Therapeutics divestiture	(8,174)	—
Interest expense	(3,075)	(3,039)
Interest income	2,665	3,221
Other gain, net	180	2,765
Total other (expense) income	(8,404)	2,947
Net loss before income taxes	(29,940)	(21,529)
Income tax expense	(435)	(52)
Net loss and comprehensive loss	$(30,375)	$(21,581)

Basic and diluted net loss per share*	$(4.74)	$(3.40)
Shares used in computing basic and diluted net loss per share*	6,403	6,351

* Basic and diluted net loss per share and shares used in computing basic and diluted net loss per share for the year ended December 31, 2024 have been adjusted to reflect the 1-for-15 reverse stock split effected on December 26, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Shareholders’ Equity
	Shares*	Amount*
Balances as of December 31, 2023	6,311	$1	$789,545	$(651,543)	$138,003
Common stock issuance and other impacts of the vesting and settlement of equity awards	58	—	(350)	—	(350)
Stock-based compensation	—	—	5,009	—	5,009
Net loss	—	—	—	(21,581)	(21,581)
Balances as of December 31, 2024	6,369	1	794,204	(673,124)	121,081
Common stock issuance and other impacts of the vesting and settlement of equity awards	53	—	(189)	—	(189)
Stock-based compensation	—	—	3,454	—	3,454
Reverse stock split fractional shares settlement	—	—	(19)	—	(19)
Net loss	—	—	—	(30,375)	(30,375)
Balances as of December 31, 2025	6,422	$1	$797,450	$(703,499)	$93,952

* Adjusted to reflect the 1-for-15 reverse stock split effected on December 26, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Operating Activities
Net loss	$(30,375)	$(21,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	30,005	25,829
Amortization of debt issuance costs	475	439
Accretion of interest income from short-term investments	93	(542)
Impairment of intangible assets	1,700	5,217
Loss on Assertio Therapeutics divestiture	8,174	—
Recurring fair value measurements of assets and liabilities	(435)	(397)
Payment of contingent consideration	(450)	(1,730)
Stock-based compensation	3,454	5,009
Provisions for inventory	4,510	8,960
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(65,990)	(6,457)
Inventories	9,678	(9,583)
Prepaid and other assets	1,209	4,334
Accounts payable and other accrued liabilities	(13,292)	(1,256)
Accrued rebates, returns and discounts	23,062	18,166
Net cash (used in) provided by operating activities	(28,182)	26,408
Investing Activities
Assertio Therapeutics divestiture	(8,174)	—
Proceeds from maturities of short-term investments	115,383	49,694
Purchases of short-term investments	(119,197)	(98,605)
Net cash used in investing activities	(11,988)	(48,911)
Financing Activities
Payments related to the vesting and settlement of equity awards, net	(189)	(350)
Net cash used in financing activities	(189)	(350)
Net decrease in cash and cash equivalents	(40,359)	(22,853)
Cash and cash equivalents at beginning of year	50,588	73,441
Cash and cash equivalents at end of year	$10,229	$50,588
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,600	$2,600

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Assertio Holdings, Inc., or the Company, is a pharmaceutical company with comprehensive commercial capabilities offering differentiated products designed to address patients’ needs. The Company’s focus is on supporting patients by marketing products primarily in the oncology market.

The Company has built its product portfolio through the acquisition or licensing of approved products, including its lead product, ROLVEDONTM. The Company’s primary marketed products include ROLVEDON (elflapegrastim-xnst) injection for subcutaneous use, Sympazan® (clobazam) oral film, INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, SPRIX® (ketorolac tromethamine) Nasal Spray, and CAMBIA® (diclofenac potassium for oral solution). In July 2025, the Company ceased commercializing Otrexup (see Note 2. Divestitures and Strategic Transactions).

Unless otherwise noted or required by context, use of “Assertio,” the “Company,” “we,” “our” and “us” refer to Assertio Holdings and/or its applicable subsidiary or subsidiaries. Reference to “Assertio Specialty” refers to Assertio Specialty Pharmaceuticals, LLC, and “Spectrum” refers to Spectrum Pharmaceuticals, Inc., and/or its applicable subsidiary or subsidiaries. Both Assertio Specialty and Spectrum are wholly-owned subsidiaries of the Company. Additionally, the use of “Assertio Therapeutics” refers to Assertio Therapeutics, Inc., and/or its applicable subsidiary or subsidiaries. Assertio Therapeutics was divested on May 9, 2025 (see Note 2. Divestitures and Strategic Transactions).

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and U.S. Securities and Exchange Commission (“SEC”) regulations for annual reporting.

In preparing the financial statements for the year ended December 31, 2025, the Company evaluated whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within 12 months after the date of the issuance of these financial statements, and concluded that no substantial doubt exists.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On December 26, 2025, the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, the Company’s stockholders received one share of common stock for every 15 shares held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all the Company’s issued and outstanding shares of common stock equally. Any fractional shares remaining as a result of the Reverse Stock Split were paid to the shareholder in cash. The par value and number of authorized shares of the Company's common stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split also affected the Company’s outstanding stock-based awards and convertible senior notes due 2027 and resulted in the shares underlying such instruments being reduced and the exercise or conversion price being increased proportionately. Unless otherwise noted, all common stock shares, common stock per share data and shares of common stock underlying stock-based awards and the convertible senior notes due 2027 included in these consolidated financial statements, including the exercise price of equity instruments or conversion price of the convertible senior notes due 2027, as applicable, have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date at purchase of three months or less to be cash equivalents. Cash and cash equivalents generally consist of cash on deposit with banks, money market instruments, U.S. Agency discount notes, commercial paper and corporate debt securities. The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, commercial paper, and higher quality debt securities of financial and commercial institutions. There may be times when the Company's cash and cash equivalents on deposit exceed the Federal Deposit Insurance Corporation insurance limits, which potentially exposes the Company to a concentration of credit risk. The Company maintains its cash and cash equivalents principally with accredited financial institutions with high credit ratings.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined by specific manufactured lot. Inventories consist of costs of the active pharmaceutical ingredient, contract manufacturing and packaging costs. The Company reviews its inventory for potentially excess, dated, defective or obsolete inventories based on an analysis of inventory on hand and projected demand, and adjusts the value of that inventory as conditions warrant.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Pursuant to Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (“ASC 360”), the Company groups its long-lived assets at the product level, which is the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The Company estimates the future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and its eventual disposition. An impairment would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment is calculated as the excess of the carrying amount over the fair value.

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

Product Sales

The Company sells commercial products to wholesale distributors and specialty pharmacies. Product sales revenue is recognized when the customer has control of the product, which is when title has transferred to the customer and the customer has assumed the risks and rewards of ownership. These conditions typically occur upon delivery to the customer. The Company’s performance obligation is to deliver product to the customer, and the performance obligation is typically completed upon delivery. The transaction price consists of a fixed invoice price and variable product sales allowances, which include rebates, discounts and returns. Product sales revenues are recorded net of applicable sales tax and reserves for these product sales allowances. Receivables related to product sales are typically collected one to two months after delivery. As a result, the Company has elected to apply the practical expedient to not recognize a significant financing element for its contracts where the period between the customer obtaining control of the product and the customer paying for its product is one year or less. Receivables may also include customer deductions for returns and chargebacks that are pending Company validation.

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

The Company’s product sales allowances include:

Product Returns - The Company allows customers to return product for credit with respect to that product generally within six months before and 12 months after the product expiration date. The Company estimates product returns based on historical return trends by product or by return trends of similar products, taking into consideration the shelf life of the product at the time of shipment, shipment and prescription trends, estimated distribution channel inventory levels and consideration of the introduction of competitive products. The Company does not assume financial responsibility for returns of any of its currently marketed products acquired through product rights acquisitions if those returns relate to sales of that product prior to the period of the Company’s ownership of the respective product, which are identified by specific lot numbers.

Shelf lives for the Company’s products, from the respective manufacture dates, for the Company’s products range from 24 months to 48 months. Because of the shelf life of the Company’s products and its return policy of issuing credits with respect to product that is returned within six months before and 12 months after its product expiration date, there may be a significant period of time between when the product is shipped and when the Company issues credit on a returned product. Accordingly, the Company may have to adjust these estimates, which could have an effect on net product sales and earnings in the period of adjustments.

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

Wholesaler and Pharmacy Discounts - The Company offers contractually determined discounts to certain wholesale distributors and specialty pharmacies that purchase directly from it. These discounts are either taken off invoice at the time of shipment or paid to the customer on a quarterly basis one to two months after the quarter in which the product was shipped to the customer.

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

Chargebacks - The Company provides discounts to authorized users of the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program and the Health Resources and Services Administration's 340B Drug Pricing Program. These federal and 340B entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current retail price and the price the federal entity paid for the product. These discounts are subject to the Company’s active participation in the respective programs.

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

Loss Contingencies

The Company is currently involved in various lawsuits, claims, investigations, and other legal proceedings that arise in the ordinary course of business. The Company recognizes a loss contingency provision in its financial statements when it concludes that a contingent liability is probable, and the amount thereof is estimable. For matters where a loss is not probable, or a probable loss cannot be reasonably estimated, no liability has been recorded. For the matters described in Note 8. Commitments and Contingencies, in which the Company believes a loss is both reasonably possible and estimable, an estimate of the loss or range of loss is provided, if material. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred. Amounts accrued for legal contingencies are based on management’s best estimate of a loss based upon the status of the cases, assessments of the likelihood of damages, and the advice of counsel, and often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. Provisions for loss contingencies are recorded in Selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Loss and the related accruals are recorded in Accrued liabilities in the Company’s Consolidated Balance Sheets.

Contingent Consideration Obligations

The Company has issued contingent value rights (“CVRs”) as part of the Spectrum acquisition in July 2023 (the “Spectrum Merger”) and future royalties to an affiliate of CR Group L.P. as part of the Company’s merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”). See Note 13. Fair Value, for further details. Both are contingent consideration obligations of the Company.

The fair values of each of the contingent consideration obligations are remeasured each reporting period, with changes in the fair values resulting from changes in the respective underlying inputs being recognized in operating expenses until both the contingent arrangements are settled. Both are based on significant inputs not observable in the market and thus represent Level 3 measurements.

Leases

In accordance with ASC 842, Leases, the Company assesses contracts for lease arrangements at inception. Operating right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date equal to the present value of future lease payments using the implicit or incremental borrowing rate based on the information readily available at the commencement date. ROU assets include any lease payments as of commencement and initial direct costs but exclude any lease incentives. Lease and non-lease components are generally accounted for separately and the Company recognizes operating lease expense straight-line over the term of the lease.

The Company accounts for operating leases with an initial term of 12 months or less on a straight-line basis over the lease term in the Consolidated Statements of Comprehensive Loss. ROU assets and liabilities are not recorded for these leases.

Stock-Based Compensation

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and options, and from time to time also includes performance-based RSUs and options. The Company accounts for forfeitures as they occur for each type of award. Stock-based compensation expense related to time-based RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. The Company uses the Black-Scholes option valuation model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option valuation model is affected by the Company’s stock price as well as various assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate, and expected dividends over the expected term of the award. The Company uses historical option exercise data to estimate the expected term of the options. The Company estimates the volatility of its common stock price by using the historical volatility over the expected term of the options. The Company bases the risk-free interest rate on U.S. Treasury zero coupon bonds with terms similar to the expected term of the options as of the date of grant. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero in the option valuation model. For performance-based options granted with vesting subject to performance conditions, the fair value of the award is determined at grant date using the Black-Scholes option valuation model, and expense is recognized ratably over the requisite performance period regardless of whether or not the performance condition is satisfied.

Advertising Costs

Costs associated with advertising are expensed as incurred. Advertising expense for the years ended December 31, 2025 and 2024 was $1.3 million and $1.8 million, respectively. Advertising costs are included in Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Loss.

Income Taxes

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in its Consolidated Balance Sheets, as well as net operating loss and tax credit carryforwards. The Company follows the guidelines set forth in the applicable accounting guidance regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheets and provides any necessary allowances as required. Determining necessary allowances requires the Company to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. When it is determined that it is more likely than not that some portion or all the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount determined to be more likely than not to be realized.

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

The Company recognizes tax liabilities in accordance with ASC Topic 740, Income Taxes (“ASC 740”), and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Restructuring

The Company accounts for restructuring costs in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC 712, Compensation - Nonretirement Postemployment Benefits (“ASC 712”). One-time termination benefits are recorded at the time restructuring is communicated to the affected employees. Ongoing termination benefits are recognized when they are probable and estimable. Payments under one-time and ongoing termination benefits are made over the period to which the former employee is entitled to the benefit under the termination agreement.

Concentrations of Risk

The Company is subject to credit risk from its accounts receivable related to product sales. The three large, national wholesale distributors represent the majority of the Company’s business and represented the following percentage of consolidated revenue and accounts receivable by customer related to product sales for the years ended December 31, 2025 and 2024.

	Consolidated revenue		Accounts receivable related to product sales
	Year Ended December 31,		As of December 31,
	2025	2024	2025	2024
Cencora	45%	40%	44%	33%
McKesson Corporation	31%	30%	39%	42%
Cardinal Health	10%	8%	10%	6%
All others	14%	22%	7%	19%
Total	100%	100%	100%	100%

The Company is also subject to risk from its concentration of product sales in ROLVEDON, as further discussed in Note 3. Revenue.

In addition, the Company is dependent upon third-party manufacturers to supply product for commercial use. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for all commercialized products. Such production arrangements could be adversely affected by a significant interruption which would negatively impact the supply of final drug product. The Company mitigates potential supply risks for its marketed products through inventory management and through exploring additional manufacturers to provide the Company’s marketed products.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. The Company adopted ASU 2023-09 in the fourth quarter of 2025 prospectively. Adoption of ASU 2023-09 resulted in additional financial statement disclosures and had no impact on the Company’s results of operations or financial condition. See Note 14. Income Taxes, which includes the disclosures resulting from the adoption of ASU 2023-09.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the financial statements, of certain categories of expenses included in the financial statements. As clarified by ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 may be applied either on a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20) ("ASU 2024-04"), which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual periods. ASU 2024-04 may be applied either on a prospective or retrospective basis, and early adoption is permitted. While the Company believes that ASU 2024-04 will not have a material impact on its consolidated financial statements or its disclosures, the Company has convertible notes (see Note 6. Debt, for further information) and has induced a conversion on those convertible notes in the past.

NOTE 2. DIVESTITURES AND STRATEGIC TRANSACTIONS

Assertio Therapeutics Divestiture

On May 9, 2025, the Company transferred all the equity interests in Assertio Therapeutics to an established purchaser of legacy litigation matters, resulting in Assertio Therapeutics being owned by the purchaser’s related company, ATIH Industries, LLC (the “Therapeutics Transaction”). At the closing of the Therapeutics Transaction, Assertio Therapeutics held approximately $8.2 million in cash, insurance and retained a single-digit royalty based on net income derived from INDOCIN. In addition, Assertio Therapeutics retained certain legal liabilities, including those related to opioid litigation (see Note 8. Commitments and Contingencies for further information). As a result of the Therapeutics Transaction, neither the Company nor any of its current subsidiaries are defendants in any opioid-related litigation.

The Company recognized a net loss of $8.2 million on the Therapeutics Transaction during the second quarter of 2025, which is shown as Loss on Assertio Therapeutics divestiture in the Company’s Consolidated Statements of Comprehensive Loss. The Therapeutics Transaction is reflected as cash used in investing activities for the year ended December 31, 2025 in the Company’s Consolidated Statements of Cash Flows.

Otrexup Decommercialization

As part of its ongoing commercial portfolio assessment, the Company ceased commercialization of Otrexup in July 2025. As a result of this decision, the Company incurred $4.2 million of expenses during the year ended December 31, 2025, of which $2.5 million was recognized in Cost of sales and $1.7 million was recognized in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. These costs were primarily associated with the write-off of inventory (including inventory held at the Company’s contract manufacturers for Otrexup), the write-off of certain prepaid assets and the recognition of an accrual for a settlement in principle to settle any claims associated with the Company ceasing commercialization of Otrexup. (see Note 8. Commitments and Contingencies, for further details).

NOTE 3. REVENUE

Disaggregated Revenue

The following table reflects total revenues for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Product sales, net:
ROLVEDON	$68,225	$60,090
INDOCIN products	18,905	26,761
Sympazan	11,349	10,457
SPRIX	7,952	7,624
Other products	10,669	15,917
Total product sales, net	$117,100	$120,849
Royalty revenue	1,613	2,012
Other revenue	—	2,100
Total revenues	$118,713	$124,961

Product Sales, Net

Product sales, net, consist of sales of the Company’s products as listed above. Other product sales, net, represent product sales for Otrexup, CAMBIA and Zipsor. During the first quarter of 2025, the Company reclassified product sales from Otrexup and CAMBIA to the Other products line in the table above. Prior period amounts were reclassified herein to conform with the current period presentation. As discussed in Note 2. Divestitures and Strategic Transactions, the Company ceased commercialization of Otrexup in July 2025.

In the third quarter of 2025, the Company advanced key integration efforts to consolidate operations and align its products, including ROLVEDON, under a single subsidiary, Assertio Specialty. Sales of ROLVEDON in 2025 reflected normal demand through the first nine months of 2025, as well as large purchases by several national distributors to help ensure consistent supply of ROLVEDON during the fourth quarter of 2025 and first quarter of 2026 as the Company completes the integration of ROLVEDON into Assertio Specialty. The Company did not record material net product sales of ROLVEDON during the fourth quarter of 2025 and does not anticipate material net product sales in the first quarter of 2026. Sales of the newly labeled ROLVEDON are expected to commence at a normal volume in the second quarter of 2026.

To facilitate the large purchases of ROLVEDON by several national distributors in the third quarter of 2025, the Company provided its customers with higher-than-historical levels of discounts and extended payment terms. The related discounts and payment terms were accounted for in accordance with ASC 606 and met the accounting criteria for applying the practical expedient to not recognize a significant financing element.

The Company reviews its estimates related to its accrued rebates, returns and discounts, including those recorded in prior periods, on a frequent basis and makes adjustments to those allowances as needed. Those adjustments to revenue for products sold in prior periods were approximately 7% and 3% of Total product sales, net, for the years ended December 31, 2025 and 2024, respectively. The adjustment to revenue for the year ended December 31, 2025 included the adjustment of a prior period returns reserve of $5.4 million established in connection with the Spectrum Merger.

The following table reflects Accrued rebates, returns and discounts for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Accrued rebates, returns and discounts	$99,366	$76,304	$58,137

Royalty Revenue

In November 2010, the Company entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and Searchlight Pharma, or “Searchlight,” owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. Searchlight independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized royalties revenue related to the CAMBIA licensing agreement licensing agreement of $1.6 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively. The patents underlying the license agreement that the Company has with Searchlight expire in June 2026.

Other Revenue

Other revenue consists of adjustments to reserves for product sales allowances (gross-to-net sales allowances) for previously divested products and can result in a reduction to, or an increase to, total revenues during the period. There was no other revenue recognized for the year ended December 31, 2025. Sales adjustments for reserves recorded in prior periods for previously divested products increased total revenue by $2.1 million for the year ended December 31, 2024.

NOTE 4. SUPPLEMENTAL BALANCE SHEET DETAILS

Accounts Receivable, Net

The following table reflects Accounts receivable, net for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Accounts receivable, net	$120,110	$54,120	$47,663

The increase in Accounts receivable, net from December 31, 2024 to December 31, 2025 primarily relates to large purchases of ROLVEDON by several national distributors in the third quarter of 2025, whereby the Company provided its customers with extended payment terms (see Note 3. Revenue, for further information).

As of December 31, 2025 and 2024, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment, of $3.0 million and $1.2 million, respectively.

Inventories, Net

The following table reflects the components of inventories, net, as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Raw materials	$15,173	$15,524
Work-in-process	6,051	4,900
Finished goods	2,896	17,884
Total inventories, net	$24,120	$38,308

The decrease in finished goods from December 31, 2024 to December 31, 2025 primarily relates to the large purchases of ROLVEDON by several national distributors in the third quarter of 2025 (see Note 3. Revenue for further information) and the write-off of Otrexup inventory in the second quarter of 2025 due to ceasing commercialization of Otrexup (see Note 2. Divestitures and Strategic Transactions for further information).

The Company writes down the value of inventory for potential excess, obsolete or defective inventories based on an analysis of inventory on hand and projected demand. As of December 31, 2025 and 2024, inventory reserves were $9.2 million and $8.7 million, respectively.

Prepaid and Other Current Assets

The following table reflects prepaid and other current assets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Prepaid assets and deposits	$8,667	$9,764
Other current assets	344	303
Total prepaid and other current assets	$9,011	$10,067

Property and Equipment, Net

The following table reflects property and equipment, net as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Furniture and office equipment	$1,412	$1,412
Laboratory equipment	20	20
Leasehold improvements	2,551	2,551
	3,983	3,983
Less: Accumulated depreciation	(3,539)	(3,397)
Property and equipment, net	$444	$586

Depreciation expense was $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. Depreciation expense is recognized in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss.

Accrued Liabilities

The following table reflects accrued liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accrued compensation	$2,721	$3,260
Accrued restructuring (See Note 16)	2,400	1,187
Interest payable	867	867
Accrued royalties	594	1,223
Other accrued liabilities	7,700	12,310
Total accrued liabilities	$14,282	$18,847

Other Long-Term Liabilities

The following table reflects other long-term liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
ROLVEDON product royalties	$3,074	$5,479
Noncurrent operating lease liabilities	889	1,122
Liability for uncertain tax provisions	2,418	2,337
Deferred employee retention credits	—	1,212
Total other long-term liabilities	$6,381	$10,150

In the second quarter of 2025, the statute of limitations for the deferred employee retention credits lapsed. The Company recognized $2.4 million of income in Selling, general, and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss for the year ended December 31, 2025, comprised of the $1.2 million noted in the table above and an additional $1.2 million of employee retention tax credits received during the second quarter of 2025 associated with claims filed by Spectrum prior to the Spectrum Merger.

NOTE 5. INTANGIBLE ASSETS

Intangible Assets

The following table reflects the gross carrying amounts and net book values of intangible assets as of December 31, 2025 and 2024 (dollar amounts in thousands):

	December 31, 2025					December 31, 2024
Product rights	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
ROLVEDON	2.0	$63,405	$(28,692)	$—	$34,713	$63,405	$(11,336)	$—	$52,069
Sympazan	8.8	14,550	(3,840)	—	10,710	14,550	(2,627)	—	11,923
SPRIX	0.7	32,673	(27,488)	(1,700)	3,485	32,673	(23,471)	—	9,202
INDOCIN	0.0	65,605	(65,605)	—	—	65,605	(58,328)	—	7,277
Otrexup	0.0	—	—	—	—	16,364	(11,147)	(5,217)	—
Total Intangible Assets		$176,233	$(125,625)	$(1,700)	$48,908	$192,597	$(106,909)	$(5,217)	$80,471

Amortization expense was $29.9 million and $25.6 million for the years ended December 31, 2025 and 2024, respectively. Effective December 31, 2024, the Company revised the remaining estimated useful life of the ROLVEDON product rights intangible asset to three years. In addition, effective October 1, 2025, the Company revised the remaining estimated useful life of the SPRIX product rights intangible assets to one year.

The following table reflects future amortization expense the Company expects for its intangible assets (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2026	$22,054
2027	18,569
2028	1,213
2029	1,213
2030	1,213
Thereafter	4,646
Total	$48,908

During each quarter of 2025 and 2024, the Company’s market capitalization was below the book value of the Company’s equity, which management determined represented an indicator of impairment with respect to its long-lived assets. For the three months ended September 30, 2025, the Company also recognized an additional indicator of impairment with respect to its SPRIX asset group related to a change in the expected timing of cash flows from SPRIX net product sales. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets at the product level at each date. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at each impairment testing date. The Company then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at each date.

For the assessment performed for the three months ended September 30, 2025, the Company determined that the undiscounted cash flows and the fair value of the SPRIX asset group were less than its carrying value and recognized an impairment for this asset group of $1.7 million during the third quarter of 2025, reducing its carrying value to $4.6 million.

For the assessment performed for the three months ended December 31, 2024, the Company determined that the estimated undiscounted cash flows and fair value of the Otrexup asset group were less than its carrying value and recognized an impairment for this asset group of $5.2 million during the fourth quarter of 2024, reducing its carrying value to zero.

Both the SPRIX and Otrexup impairment charges were classified within Impairment of intangible assets in the Company’s Consolidated Statements of Comprehensive Loss. The fair values of the SPRIX asset group as of September 30, 2025, and the Otrexup asset group as of December 31, 2024, were determined using an income approach and Level 3 inputs, which included estimates of forecasted cash flows.

For all the assessments for the Company’s other asset groups performed during each quarter in 2025 and 2024, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all its long-lived asset groups at each impairment testing date. Accordingly, the Company concluded that the long-lived asset groups were fully recoverable and no adjustment to their carrying values was required.

NOTE 6. DEBT

As of December 31, 2025 and 2024, long-term debt, net, consisted entirely of the carrying value of the Company’s 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) of $39.1 million and $38.8 million, respectively.

6.5% Convertible Senior Notes due 2027

On August 22, 2022, Assertio entered into a purchase agreement (the “Purchase Agreement”), with U.S. Bank Trust Company as the trustee of the initial purchasers (the “Initial Purchasers”) to issue $60.0 million in aggregate principal amount of the 2027 Convertible Notes. Under the Purchase Agreement, the Initial Purchasers were also granted an overallotment option to purchase up to an additional $10.0 million aggregate principal amount of the 2027 Convertible Notes solely to cover overallotment (the “Overallotment Option”) within a 13-day period from the date the initial 2027 Convertible Notes were issued. On August 24, 2022, the Initial Purchasers exercised the Overallotment Option in full for the $10.0 million aggregate principal amount of additional 2027 Convertible Notes. The 2027 Convertible Notes are senior unsecured obligations of the Company.

On February 27, 2023, the Company completed a privately negotiated exchange of $30.0 million principal amount of the 2027 Convertible Notes.

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). The terms of the 2027 Convertible Notes allow for conversion into the Company’s common stock, cash, or a combination of cash and common stock, at the Company’s election only, at an initial conversion rate of 16.28002 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $61.42 per share), subject to adjustments specified in the 2027 Convertible Note Indenture. The 2027 Convertible Notes will mature on September 1, 2027, unless earlier repurchased or converted. The Company may redeem the 2027 Convertible Notes for cash equal to the principal amount, plus accrued and unpaid interest, if the closing price of the Company’s common stock has been at least 130% of the conversion price noted above then in effect for at least 20 trading days during any 30 consecutive trading day period.

Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of December 31, 2025.

The 2027 Convertible Notes bear interest at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year.

The following table reflects the carrying balance of the 2027 Convertible Notes as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Principal balance	$40,000	$40,000
Derivative liability for embedded conversion feature	4	168
Unamortized debt issuance costs	(880)	(1,355)
Carrying balance	$39,124	$38,813

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method with an effective interest rate determined to be 7.8%. During the years ended December 31, 2025 and 2024, the Company amortized $0.5 million and $0.4 million of the debt discount on the 2027 Convertible Notes, respectively.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and recognition as a separate derivative liability carried at fair value. See Note 13. Fair Value, for further discussion of the estimated fair value of the derivative liability. All the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s consolidated financial statements.

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Consolidated Statements of Comprehensive Loss as of December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Interest on 2027 Convertible Notes	$2,600	$2,600
Amortization of debt issuance costs on 2027 Convertible Notes	475	439
Total interest expense	$3,075	$3,039
NOTE 7. LEASES

The Company has a non-cancelable operating lease through December 31, 2030 for its corporate office, which is located in Lake Forest, Illinois. Additionally, in connection with the Spectrum Merger, the Company assumed leases for two facilities (whose terms ended in the third quarter of 2025) and certain office equipment (which term ends in the third quarter of 2026) for which Spectrum had previously been the lessee.

The following table reflects lease expense for the years ended December 31, 2025 and 2024 (in thousands):

		Year ended December 31,
	Financial Statement Classification	2025	2024
Operating lease cost	Selling, general and administrative expenses	$241	$256
The following table reflects supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used in operating leases	$412	$1,058

The following table reflects supplemental balance sheet information related to leases as of December 31, 2025 and 2024 (in thousands):

		December 31,
	Financial Statement Classification	2025	2024
Assets
Operating lease right-of-use assets	Other long-term assets	$971	$1,125
Liabilities
Current operating lease liabilities	Other current liabilities	$240	$331
Noncurrent operating lease liabilities	Other long-term liabilities	889	1,122
Total lease liabilities		$1,129	$1,453
    The following table reflects other operating lease information as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted-average remaining lease term (years)	4.7	5.2
Weighted-average discount rate	7.2%	6.8%
    The following table reflects future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2025 (in thousands):

Lease Payments
2026	$307
2027	243
2028	253
2029	263
2030	274
Total lease payments	$1,340
Less: Interest	211
Present value of lease liabilities	$1,129

NOTE 8. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Jubilant HollisterStier Manufacturing and Supply Agreement

In connection with the Zyla Merger, the Company assumed a Manufacturing and Supply Agreement (the “Jubilant HollisterStier Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. In February 2025, the Company amended the Jubilant HollisterStier Agreement to reduce the minimum number of batches of SPRIX required to be purchased for calendar years 2024 and 2025. The Company met its purchase commitment from JHS for 2025.

On January 2, 2026, the Company entered into an amendment (the “JHS Amendment”) of the Jubilant HollisterStier Agreement. The JHS Amendment sets the minimum number of batches of SPRIX required to be purchased for the two year period ending December 31, 2027 and is consistent with the minimum number of batches for the two year period ended December 31, 2025. Total commitments to JHS for 2026 and 2027 as a result of the JHS Amendment are approximately $2.0 million.

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

As discussed in Note 2. Divestitures and Strategic Transactions, the Company ceased commercialization of Otrexup in July 2025. Pursuant to the Antares Supply Agreement’s termination provisions, amounts due upon termination are only payable if the Antares Supply Agreement is formally terminated by written notice. In December 2025, the Company and Antares reached a settlement in principle to settle any claims associated with the Company ceasing commercialization of Otrexup. The settlement in principle requires the Company to pay $1.2 million as of December 31, 2025, and would result in the termination of the Antares Supply Agreement. Accordingly, an accrual of $1.2 million was accrued in accordance with ASC 450-20-25, Loss Contingencies (“ASC 450-20”) as of December 31, 2025.

Hanmi Supply Agreement

In connection with the Spectrum Merger, the Company assumed a Manufacturing and Supply Agreement (the “Hanmi Agreement”) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) pursuant to which the Company engaged Hanmi to provide certain services related to the manufacture and supply of ROLVEDON for the Company’s commercial use. The Company agreed to purchase a minimum number of batches totaling approximately $19.1 million in 2024 and $3.8 million in 2025. The Company met its purchase commitment from Hanmi for 2025.

On October 7, 2025, the Company, through its wholly owned subsidiary Spectrum, entered into an amendment and restatement of the Hanmi Agreement (the “Amendment”). Subsequently, on December 18, 2025, Spectrum assigned the Amendment to Assertio Specialty as part of the Company’s efforts to consolidate operations and align its products, including ROLVEDON, under a single subsidiary. The Amendment fixes the price that the Company pays for the remaining term of its license agreement with Hanmi and amends the payment timing for certain product royalties due to Hanmi, which were fully accrued and resulted in an immaterial reclassification between Other current liabilities and Other long-term liabilities in the Company’s Consolidated Balance Sheet during the third quarter of 2025. While the Company will not have any minimum purchase requirements for ROLVEDON under the Amendment, if it includes any orders in any annual forecasted purchase plan provided to Hanmi under the Amendment, it must designate at least 50 percent of such orders as binding.

CONTINGENCIES

General

The Company is currently involved in various lawsuits, claims, investigations and other legal proceedings that arise in the ordinary course of business. The Company continues to monitor each matter and adjust accruals as warranted based on new information and further developments in accordance with ASC 450-20.

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

Jung v. Lebel, et al., Court of Chancery of the State of Delaware, Case No. 2024-0821 and Jung v. Turgeon, et al., Court of Chancery of the State of Delaware, Case No. 2024-0822. On August 5, 2024, alleged former Spectrum stockholder and current Assertio stockholder Jung (the same plaintiff who previously filed Jung v. Peisert, et. al., in Delaware federal court, as discussed above) filed two stockholder derivative complaints in the Delaware Chancery Court against certain former Spectrum officers and directors and naming both Assertio and Spectrum as nominal defendants. The complaints are, respectively, largely duplicative of the allegations in (1) the ongoing Ayoub shareholder class action in the Southern District of New York, and (2) the now-resolved Luo shareholder class action in the District of Nevada (both cases discussed below). Jung previously raised these allegations in demand letters to Assertio’s Board, demanding that the Board take legal action against the individuals now named in these complaints. In response to Jung’s demand letters, the Board retained independent counsel, considered Jung’s demands, and provided a substantive response explaining the Board’s reasons for denying Jung’s demands. These complaints now allege that the Board wrongfully refused his demands. The individual defendants have not yet been served with either complaint. Assertio and Spectrum have been served with and moved to dismiss both complaints. Briefing schedules on the motions to dismiss have not been set.

Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that Spectrum and certain of its former executive officers and directors made false or misleading statements and failed to disclose material facts about Spectrum’s business and the prospects of approval for its Biologic License Application (“BLA”) to the FDA for ROLVEDON in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. On July 28, 2022, the court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and adding allegations that defendants misled investors about the efficacy of, clinical trial data and market need for poziotinib during a Class Period of March 7, 2018 to August 5, 2021. The amended complaint sought damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the court. On October 7, 2024, the court granted in part and denied in part the defendants’ motion to dismiss. Some of the claims were dismissed with prejudice, and some claims plaintiffs were permitted to re-plead. On April 10, 2025, the parties provided a joint notice to the court that they reached an agreement in principle to settle this matter, and on May 9, 2025, the parties submitted formal settlement papers to the court for preliminary approval. As identified in the settlement papers submitted to the court, the parties agreed to a settlement of $16.0 million, of which the Company was responsible for paying approximately $2.7 million, with insurance covering the remainder. During the second quarter of 2025, the $16.0 million liability was recorded in Accrued liabilities, while the $13.3 million insurance receivable was recorded in Prepaid and other current assets, in the Company’s Consolidated Balance Sheets. In June 2025, the court entered an order preliminarily approving the settlement, and thereafter in July 2025, the Company and the insurers funded an escrow account with the settlement proceeds, resulting in derecognition of the insurance receivable and liability. The court granted final approval of the settlement at a hearing on October 20, 2025.

Ayoub v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292. On December 5, 2022, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three additional New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the court. The court consolidated the three additional New York lawsuits and entered an order designating Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. On January 23, 2024, the court granted the defendants’ motion to dismiss as to five of the challenged statements but denied the motion to dismiss as to two specific statements. On October 25, 2024, a Spectrum stockholder (Ayoub) filed a substantially similar putative securities class action complaint asserting the same claims against the same defendants on behalf of the same alleged class as the New York Action. On October 30, 2024, Christiansen and Ayoub jointly moved for class certification and for appointment as class representatives in the New York Action. On November 4, 2024, defendants moved to disqualify Christiansen from serving as lead plaintiff and for a stay of proceedings pending appointment of a substitute lead plaintiff. On November 6, 2024, the court entered an order staying both cases pending resolution of the defendants’ motion to disqualify Mr. Christiansen as lead plaintiff. On August 4, 2025, the court entered an order granting the defendants’ motion to disqualify Christiansen from serving as lead plaintiff and reopening the lead plaintiff appointment process with applications to serve as substitute lead plaintiff due by September 24, 2025. Three individuals filed applications to serve as lead plaintiff, with one ultimately withdrawing from consideration. On January 6, 2026, the court issued an opinion and order regarding the two remaining applications, granting the application filed by Ayoub and denying the other remaining application. In addition to appointing Ayoub as lead plaintiff, the court terminated the original Ayoub case and consolidated it with the Christiansen case, which is now recaptioned Ayoub et al. v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292-VEC. On January 20, 2026, the parties submitted a joint letter informing the court of their intention to mediate and subsequently scheduled mediation to take place on April 27, 2026. The court thereafter entered an order requiring the parties to submit a joint letter to the court within three business days following the conclusion of the mediation (but in any event not later than May 8, 2026) to report whether the mediation resulted in a settlement, and, if not, to propose next steps in the case. The Company intends to vigorously defend itself in this matter.

Enyart v. Assertio Holdings, Inc., et. al. In the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, Case No. 2024LA00000842. On November 8, 2024, this putative securities class action lawsuit was filed by an alleged former Spectrum shareholder who received Assertio shares in the Spectrum Merger, alleging that Assertio and certain of its current and former officers and directors violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the registration statement for the Assertio shares issued in connection with the Spectrum Merger. In general terms, the complaint alleges that the registration statement contained misrepresentations and omissions related to the value of adding ROLVEDON to Assertio’s portfolio of products and the risk to Assertio’s business from potential generic competition to INDOCIN. The complaint sought compensatory damages, rescission or a rescissory measure of damages, interest, costs, attorneys’ fees, expert witness fees, and other unspecified equitable relief. On June 24, 2025, the court granted the defendants’ motion to dismiss, dismissing the complaint in its entirety, while granting leave to re-plead with respect to certain claims. On July 18, 2025, Enyart filed an amended complaint. On September 29, 2025, the defendants filed a motion to dismiss the amended complaint. On February 10, 2026, the court entered an order granting the defendants’ motion to dismiss in its entirety, while granting Enyart “one final opportunity and until March 13, 2026, to attempt to replead” with respect to certain claims. The court also scheduled a status conference following the re-pleading deadline, which will take place on March 18, 2026. On March 13, 2026, Enyart filed a second amended complaint. A schedule for a motion to dismiss the second amended complaint has not yet been established. The Company intends to vigorously defend itself in this matter.

Assertio Therapeutics Opioid Litigation and Related Matters

As noted in Note 2. Divestitures and Strategic Transactions, on May 9, 2025, the Company transferred all the equity interests in Assertio Therapeutics to ATIH Industries, LLC. As a result of that divestiture, neither the Company nor any of its subsidiaries are defendants in any opioid-related litigation, including the opioid-related matters described in “Note 8. Commitments and Contingencies” of the Notes to the consolidated financial statements included in Part II, Item 8 of the Company’s 2024 Form 10-K.

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company's 401(k) Employee Savings Plan (the “401(k) Plan") is available to U.S. employees meeting certain eligibility criteria. The Company has elected to make matching contributions in an amount equal to 100% of elective deferral contributions that are not over 5% of compensation. The Company may make discretionary matching contributions for employees.

The Company recognized expense of $0.6 million related to its matching contributions made to the 401(k) Plan during each of the years ended December 31, 2025 and 2024. The Company's common stock is not an investment option available to participants in the 401(k) Plan.

NOTE 10. STOCK-BASED COMPENSATION

Refer to Note 1. Organization and Summary of Significant Accounting Policies, for further discussion of the Company’s stock-based compensation policies.

For the years ended December 31, 2025 and 2024, stock-based compensation expense of $3.5 million and $5.0 million, respectively, was recognized in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. The recognized tax benefits on total stock-based compensation expense were $0.8 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had $1.5 million and $2.3 million of total unrecognized compensation expense related to RSU and stock option grants, respectively, that will be recognized over a weighted-average vesting period of 1.99 years and 2.00 years, respectively.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan was adopted by the Board of Directors and approved by the shareholders in May 2014, and subsequently amended and restated through May 2025 (as amended and restated, the “2014 Omnibus Plan”). The 2014 Omnibus Plan provides for the grant of stock options, stock appreciation rights, stock awards, cash awards and performance awards to the employees, non-employee directors and consultants of the Company. At December 31, 2025, the number of shares authorized under the 2014 Omnibus Plan was 1,888,997 shares, of which 750,589 were available for future issuance.

Generally, the exercise price of incentive stock options and non-statutory stock options granted under the 2014 Omnibus Plan must be the fair value of the common stock of the Company on the grant date. The term of incentive and non-statutory stock options may not exceed 10 years from the date of grant. A stock option shall be exercisable on or after each vesting date in accordance with the terms set forth in the stock option agreement. The right to exercise a stock option generally vests over three years at a rate of 33% annually or ratably in monthly installments over the vesting period.

Time-based RSUs generally vest over one or 3 years, with 100% or 33% of each award vesting annually, respectively.

Inducement Incentive Plan

Under the Company’s Inducement Incentive Plan adopted by the Board of Directors (the “Inducement Plan”), the Company grants time-based RSUs and stock options to recipients thereof as an inducement material to each respective recipient’s entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). These inducement awards are subject to such employee’s continued service relationship with the Company, with terms and conditions substantially identical to the terms and conditions of the 2014 Omnibus Plan and the award agreements pursuant to which they were granted. The time-based RSUs and options vest on an annual basis over three years beginning on the anniversary of each individual’s applicable employment commencement date. At December 31, 2025, the number of shares authorized under the Inducement Plan was 254,702 shares, of which 170,723 were available for future issuance.

Time-Based Stock Options

The following table reflects assumptions used to calculate the fair value of time-based stock option grants under the 2014 Omnibus Plan and the Inducement Plan for the years ended December 31, 2025 and 2024:

	December 31,
	2025			2024
Risk-free interest rate	3.67%	—	4.44%	3.56%	—	4.54%
Dividend yield	—%			—%
Expected option term (in years)	5.5	—	6.0	4.0	—	6.0
Expected stock price volatility	121%	—	126%	125%	—	138%

The weighted-average grant date fair value of time-based stock options granted during the years ended December 31, 2025 and 2024 was $10.53 and $12.43 per option share, respectively. Total grant date fair value of options that vested during the years ended December 31, 2025 and 2024 was $2.5 million and $3.3 million, respectively. There were no time-based stock options exercised during the years ended December 31, 2025 and 2024.

The following tables reflects the time-based stock option activity for the year ended December 31, 2025 (dollar amounts in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	491,524	$21.58
Options granted	292,032	$11.87
Options exercised	—	$—
Options forfeited	(206,266)	$13.93
Options expired	(14,023)	$47.79
Options outstanding as of December 31, 2025	563,267	$18.69	7.3	$—
Options vested and expected to vest at December 31, 2025	563,267	$18.69	7.3	$—
Options exercisable as of December 31, 2025	259,011	$24.74	5.5	$—

Time-Based Restricted Stock Units

The following table reflects the time-based RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock units as of December 31, 2024	159,919	$25.45
Granted	185,824	$11.79
Vested	(68,646)	$28.12
Forfeited	(94,032)	$14.22
Non-vested restricted stock units as of December 31, 2025	183,065	$16.35	1.1

The total grant date fair value of time-based RSUs that vested during the years ended December 31, 2025 and 2024 was $1.7 million and $4.4 million, respectively.

Performance-based Stock Options and Restricted Stock Units

During the year ended December 31, 2022, the Company granted 66,667 performance-based stock options (“Performance Options”) to its executive officers under the 2014 Omnibus Plan. The term of the vested Performance Options do not exceed 10 years from the date of grant. There were 40,000 Performance Options that were previously issued and remain vested and outstanding as of December 31, 2025.

Other Equity Incentive Plan

The Company’s Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan was not utilized for new equity grants during the years ended December 31, 2025 and 2024, and it has no more shares available for future issuance.

NOTE 11. SHAREHOLDERS' EQUITY

Common Stock

As of December 31, 2025, the Company was authorized to issue 200,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

As discussed in Note 1. Organization and Summary of Significant Accounting Policies, on December 26, 2025, the Company effected the Reverse Stock Split. Accordingly, the Company’s stockholders received one share of the Company's common stock for every 15 shares held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all of the Company’s issued and outstanding shares of the Company's common stock equally. The Reverse Stock Split also affected the Company’s outstanding stock-based awards and 2027 Convertible Notes and resulted in the shares underlying such instruments being reduced and the exercise price or conversion price being increased proportionately by the Reverse Stock Split ratio. No fractional shares were issued as a result of the Reverse Stock Split with any fractional shares that would have otherwise resulted from the Reverse Stock Split paid in cash, at an amount equal to the resulting fractional interest in one share of the Company's common stock that the stockholder would otherwise be entitled, multiplied by the closing trading price of the Company's common stock on December 24, 2025. The amount of cash paid for fractional shares was immaterial to the Company's financial statements.

As a result of the Reverse Stock Split, on December 26, 2025 the number of issued and outstanding shares of the Company's common stock was adjusted from 96,329,193 shares to 6,421,899 shares.

Preferred Stock

As of December 31, 2025, the Company was authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. The Company has no preferred stock issued or outstanding as of December 31, 2025.

NOTE 12. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and convertible debt. For purposes of this calculation, stock-based awards and equivalents and convertible debt are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented when the effect is dilutive. As a result, interest expense, net of tax, and any other income statement impact associated with the 2027 Convertible Notes, net of tax, is added back to the net loss used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the potential dilution effect of the convertible debt if converted into the Company’s common stock.

The Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share for the years ended December 31, 2025, and 2024, because to do so would be anti-dilutive. Therefore, for the years ended December 31, 2025, and 2024, basic and diluted net loss per common share were the same.

The following table reflects the calculation of basic and diluted net loss per common share for the years ended December 31, 2025 and 2024 (in thousands, except for per share amounts):

	Year ended December 31,
	2025	2024
Basic and diluted net loss per share
Net loss	$(30,375)	$(21,581)
Weighted-average shares used in computing basic and diluted net loss per share*	6,403	6,351
Basic and diluted net loss per share*	$(4.74)	$(3.40)
* Basic and diluted net loss per share and shares used in computing basic and diluted net loss per share for the year ended December 31, 2024 have been adjusted to reflect the Reverse Stock Split effected on December 26, 2025.

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share for the years ended December 31, 2025, and 2024, because to do so would be anti-dilutive (in thousands):

	Year ended December 31,
	2025	2024*
Convertible notes	651	651
Stock-based awards and equivalents	886	635
Total potentially dilutive common shares	1,537	1,286
* Adjusted to reflect the Reverse Stock Split effected on December 26, 2025.

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

The following tables reflect the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

December 31, 2025	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$2,399	$—	$2,399
Money market funds	Cash and cash equivalents	6,810	—	—	6,810
Short-term investments:
U.S. Treasuries	Short-term investments	—	53,176	—	53,176
Total		$6,810	$55,575	$—	$62,385
Liabilities:
Derivative liability	Long-term debt	$—	$—	$4	$4
Total		$—	$—	$4	$4

December 31, 2024	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$3,897	$—	$3,897
Money Market funds	Cash and cash equivalents	46,163	—	—	46,163
Short-term investments:
U.S. Treasuries	Short-term investments	—	49,466	—	49,466
Total		$46,163	$53,363	$—	$99,526
Liabilities:
Short-term contingent consideration	Contingent consideration, current portion	$—	$—	$726	$726
Derivative liability	Long-term debt	—	—	168	168
Total		$—	$—	$894	$894

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

Short-Term Investments

The Company’s short-term investments are recorded at fair value using Level 2 inputs, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets. Unrealized gains and losses from short-term investments classified as trading securities recognized by the Company for the year ended December 31, 2025 and 2024 were immaterial.

Contingent Consideration Obligation

Spectrum Merger Contingent Value Rights

In connection with the Spectrum Merger, the Company issued CVRs that represent a contingent consideration obligation that is measured at fair value using a Level 3 valuation, due to the lack of relevant observable inputs and market activity. As of both December 31, 2025 and 2024, the fair value of the Company’s CVR contingent consideration obligation was determined by the Company to be zero. The Company recognized no expense or benefit for the change in fair value of the CVR contingent consideration during the years ended December 31, 2025 or 2024.

The fair value of the CVR contingent consideration is determined using a Monte Carlo simulation model under the income approach based on the probability of achievement of ROLVEDON net sales milestones using projections of 2025 and 2024 net sales and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2024 included actual and projected 2025 future ROLVEDON net product sales, while the calculation of the fair value as of December 31, 2025 utilized actual ROLVEDON product net sales. For both December 31, 2025 and 2024, the threshold for recognition for the CVRs were not met.

Zyla Merger Contingent Consideration Obligation

In connection with the Zyla Merger, the Company assumed a contingent consideration obligation to make contingent consideration payments for future royalties to an affiliate of CR Group L.P. based upon annual INDOCIN product net sales over $20.0 million at a 20% royalty through January 2029. The Company classified the acquisition-related contingent consideration obligations to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. As of December 31, 2025 and December 31, 2024, the fair value of the INDOCIN product contingent consideration obligation was determined to be zero and $0.7 million, respectively, and has been classified as Contingent consideration, current in the Company’s Consolidated Balance Sheets.

The Company recognized a benefit of $0.3 million and $0.2 million during the years ended December 31, 2025 and December 31, 2024, respectively, for the change in fair value of contingent consideration incurred in the Zyla Merger, which was recognized in Change in fair value of contingent consideration in the Company’s Consolidated Statements of Comprehensive Loss.

The fair value of the contingent consideration incurred in the Zyla Merger is determined using an option pricing model under the income approach based on estimated INDOCIN product net sales through January 2029 and discounted to present value. The significant assumptions used in the calculation of the fair value as of December 31, 2025 and 2024 included updated projections of future INDOCIN product net sales.
The following table summarizes changes in fair value of the Company’s contingent consideration obligations that is measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Fair value, beginning of the period	$726	$2,700
Change in fair value of contingent consideration recorded within Costs and expenses	(276)	(244)
Cash payment related to contingent consideration	(450)	(1,730)
Fair value, end of the period	$—	$726

Derivative Liability
The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was determined using a binomial lattice model using certain assumptions and consideration of an increased conversion ratio on the underlying convertible notes that could result from the occurrence of certain events. The significant assumption used in the binomial lattice model is a credit spread of 9.0%.

The following table summarizes the change in fair value of the derivative liability for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Fair value, beginning of the period	$168	$308
Change in fair value of derivative liability recorded within Other gain, net	(164)	(140)
Fair value, end of the period	$4	$168

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the historical cost of each approximates its fair value. As of December 31, 2025, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion feature, was approximately $36.8 million, compared to a par value of $40.0 million. As of December 31, 2024, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $34.8 million, compared to a par value of $40.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of December 31, 2025 and December 31, 2024 based on a market approach, which represents a Level 2 valuation.

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

NOTE 14. INCOME TAXES

The following table reflects Net loss before income taxes by source for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
U.S.	$(29,940)	$(21,529)
Outside the U.S.	—	—
Net loss before income taxes	$(29,940)	$(21,529)

The following table reflects income tax expense for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Current:
Federal	$(24)	$(981)
State	459	1,033
Total current taxes	$435	$52
Deferred:
Federal	$—	$—
State	—	—
Total deferred taxes	$—	$—
Total income tax expense	$435	$52

As discussed in Note 1. Organization and Summary of Significant Accounting Policies, the Company elected to prospectively adopt the guidance in ASU 2023-09. The following table reflects a reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the Consolidated Statements of Comprehensive Loss in accordance with the guidance in ASU 2023-09 for the year ended December 31, 2025 (in thousands):

	Year ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$(6,259)	21.0%
State and local taxes, net of federal benefit	363	(1.2)%
Other tax credits	159	(0.5)%
Change in valuation allowance	9,261	(31.1)%
Other nontaxable and nondeductible items	179	(0.6)%
Change in prior year unrecognized tax benefits	(24)	0.1%
Other adjustments:
Sale of Assertio Therapeutics	(3,531)	11.8%
Deferred taxes	287	(1.0)%
Effective Tax Rate	$435	(1.5)%

During the year ended December 31, 2025, the Company recorded an income tax expense of $0.4 million, primarily due to state tax expense, losses from the sale of Assertio Therapeutics, and a benefit related to the release of an unrecognized tax benefit, offset by changes in the valuation allowance. Due to the sale of Assertio Therapeutics in May 2025, the Company recorded a capital loss and the net operating loss ("NOL") carryforwards were eliminated, as the tax basis is reflected in the loss from sale and the NOLs are no longer available for future use. The deferred tax impact related to the sale of Assertio Therapeutics is zero due to the full valuation allowance. Therefore, the offsetting deferred taxes and valuation allowance impacts are netted within the sale of Assertio Therapeutics for the effective tax rate rather than presented separately.

The states comprising a majority (more than 50 percent) of the State and local taxes, net of federal benefit for the year ended December 31, 2025 in the table above are North Carolina, Tennessee, and Texas.

On July 4, 2025, the President of the United States signed House Resolution 1 (“H.R. 1”), which made a number of changes to tax law in the Internal Revenue Code, including the reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. The changes to tax law promulgated under H.R. 1 did not have a material impact on the Company’s income tax expense or income tax account balances for the year ended December 31, 2025.

The following table reflects a reconciliation of income taxes at the statutory federal income tax rate to the actual tax rate included in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2024 (in thousands):

Year Ended December 31, 2024
Tax at federal statutory rate	$(4,522)
State tax, net of federal benefit	(232)
Disallowed officers' compensation	9
Deferred tax adjustments	(19,436)
Uncertain tax provisions	(2,216)
Other	610
Change in valuation allowance	25,839
Total income tax expense	$52

During the year ended December 31, 2024, the Company recorded an income tax expense of $0.1 million, principally comprised of a benefit related to the release of an unrecognized tax benefit, offset by incurred federal and state current tax expense. As part of the release of the unrecognized tax benefit, certain deferred tax assets (“DTAs”) related to the uncertain tax position were released, as shown in the Deferred tax adjustment line in the table above. Offsetting these DTAs in the Deferred tax adjustment line were adjustments to certain state deferred tax NOLs. As part of its valuation allowance assessment as of December 31, 2024, the Company was not able to rely on its projected availability of future taxable income from pre-tax income forecasts. As such, the Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording of the full valuation allowance for the year ended December 31, 2024.

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table reflects significant components of the Company’s deferred income taxes as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$229,830	$269,779
Tax credit carryforwards	18,731	18,884
Intangible assets	10,434	5,846
Stock-based compensation	2,866	2,162
Operating lease liabilities	278	354
Capital loss carryforwards	2,663	—
Reserves and other accruals not currently deductible	25,665	24,545
Section 174 R&D capitalization	8,064	11,180
Disallowed interest carryforward	7,029	9,163
Other assets	762	705
Total deferred tax assets	306,322	342,618
Valuation allowance for deferred tax assets	(306,042)	(342,281)
	$280	$337
Deferred tax liabilities:
Fixed assets	(42)	(66)
Operating lease right-of-use assets	(238)	(271)
Net deferred tax asset	$—	$—

During the years ended December 31, 2025 and 2024, the Company maintained a full valuation allowance to offset, in full, the benefit related to its net deferred tax assets as of December 31, 2025 and 2024 because the realization of future benefit is uncertain. The Company examined both positive evidence such as, but not limited to, the projected availability of future taxable income and negative evidence such as the history of cumulative losses in recent years. As part of its valuation allowance assessment as of December 31, 2025 and 2024, the Company was not able to rely on its projected availability of future taxable income from pre-tax income forecasts. As such, the Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in maintaining the full valuation allowance for the years ended December 31, 2025 and 2024. No indefinite deferred tax liabilities (“DTL”) were identified as part of the valuation allowance assessment, nor are there years in which DTL reversals are expected to exceed DTA reversals that might suggest a net DTL is required after a valuation allowance is recorded. The Company will continue to assess the realizability of its deferred tax assets on a quarterly basis and assess whether an additional reserve or a release of the valuation allowance is required in future periods.

The valuation allowance decreased $36.2 million to $306.0 million during the year ended December 31, 2025, and increased $25.8 million to $342.3 million during the year ended December 31, 2024.

As of December 31, 2025, the Company had federal NOLs of $690.5 million with no expiration, and $256.1 million expiring between 2029 and 2037. As of December 31, 2025, state NOL carryforwards are $554.6 million, which begin to expire in 2026. The Company also had federal and state credit carryforwards of $21.1 million, which begin to expire in 2032. Utilization of the Company’s NOL and credit carryforwards are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company does not have any significant federal or state tax examinations in process as of December 31, 2025. The federal and state statute of limitations remains open primarily for the 2022 through 2024 tax years. The California statute of limitations is open for the 2007 through 2024 tax years.

The following table reflects cash income taxes paid, net of refunds received, in accordance with ASU 2023-09 for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
U.S. federal tax	$(300)

State
California	22
Georgia	(44)
Minnesota	15
Texas	150
Other states	15
Total state	$158

Total income taxes paid	$(142)

Cash income taxes paid, net of refunds received, for the year ended December 31, 2024 were $1.6 million.

The following table reflects activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2025 and 2024 (in thousands):

Unrecognized tax benefits—December 31, 2023	$7,742
Decreases related to lapse of statutes	(2,020)
Unrecognized tax benefits—December 31, 2024	$5,722
Decreases related to lapse of statutes	(72)
Unrecognized tax benefits—December 31, 2025	$5,650

Of the unrecognized tax benefits in the table above, the total amount of unrecognized tax benefit that would affect the effective tax rate is $2.4 million and $2.3 million as of December 31, 2025 and 2024, respectively. The remaining amount of unrecognized tax benefit of $3.2 million and $3.4 million have corresponding amounts included as deferred tax assets in the deferred income tax table above, and would not impact the effective tax rate.

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

The Company provides the CODM, on a regular basis, information that supports Net loss, including cost of sales, research and development expenses, and selling, general and administrative expenses. The Company further breaks down selling, general and administrative expenses into selling and marketing expenses, compliance expenses, manufacturing expenses and other general and administrative expenses. Additionally, the Company provides the CODM information supporting its amortization of intangible assets, any impairment of assets, and restructuring charges.

The following table reflects the breakdown of selling, general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Selling and marketing expenses	$23,862	$25,505
Compliance expenses	19,194	23,219
Manufacturing expenses	8,061	9,262
Other general and administrative expenses	17,883	17,065
Total selling, general and administrative expenses	$69,000	$75,051

Selling and marketing expenses represent costs associated with the Company’s sales force, marketing and market access for the Company’s products. Compliance expenses are composed of costs associated with the Company’s finance and legal groups. Manufacturing expenses are composed of costs associated with regulatory, quality assurance, and contract manufacturing. Other general and administrative expenses are comprised primarily of functional expenses, including expenses for human resources, investor relations, and insurance. For the years ended December 31, 2025 and 2024, there were no other segment items that the Company used to aggregate other costs and expenses to reconcile between Total revenues and Net loss.

To date, substantially all of the Company’s net product sales are related to sales in the U.S. and substantially all of the Company’s assets are located in the U.S.

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

Restructuring charges relating to employee compensation costs were $2.9 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

During the fourth quarter of 2025, the Company recognized $1.2 million in restructuring charges associated with a reduction in workforce, which were recognized as Restructuring charges within the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2025. The Company may incur additional restructuring charges related to this restructuring effort. All related cash payments are expected to be completed by the fourth quarter of 2026.

Effective as of October 27, 2025, the Company separated from the service of its former Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, he was entitled to severance compensation and benefits of approximately $1.4 million, which were recognized as Restructuring charges within the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2025. All related cash payments are expected to be completed by the second quarter of 2027. The Company does not expect to recognize any additional restructuring charges related to his separation from the Company.

During the first quarter of 2025, the Company recognized $0.3 million in restructuring charges associated with improving efficiencies within its sales and marketing organization, which were recognized as Restructuring charges within the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2025. The Company does not expect to recognize any additional restructuring charges related to this restructuring effort. All related cash payments were completed by the third quarter of 2025.

The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Consolidated Balance Sheet (in thousands):

	Year ended December 31,
	2025	2024
Balance as of the beginning of the period	$1,187	$4,378
Accrual additions	2,889	720
Cash paid	(1,676)	(3,911)
Balance as of the end of the period	$2,400	$1,187

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions(1)
Description	Balance at Beginning of Year	Charged as a Reduction to Revenue	Deductions(2)	Balance at End of Year (3)
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2025	$77,468	221,700	(196,820)	$102,348
Year ended December 31, 2024	$59,046	168,801	(150,379)	$77,468

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax asset valuation allowance:
December 31, 2025 (4)	$342,281	$—	$(36,239)	$306,042
December 31, 2024 (5)	$316,467	$25,814	$—	$342,281

(1)Includes adjustments to revenue recognized as a result of changes in estimates for the Company’s gross-to-net sales allowances for products sold in previous periods, which were approximately 7% and 3% for the years ended December 31, 2025 and 2024, respectively. In addition, ROLVEDON net product sales for the year ended December 31, 2025 included the adjustment of a prior period returns reserve of $5.4 million established in connection with the Spectrum Merger.
(2)Deductions to sales discounts and allowances relate to discounts or allowances, returns, chargebacks and rebates actually taken or paid.
(3)Balance includes allowances for cash discounts for prompt payment of $3.0 million and $1.2 million as of December 31, 2025 and 2024, respectively, which are recognized in Accounts receivable, net on the Company’s Consolidated Balance Sheets. The remaining balance of $99.4 million and $76.3 million as of December 31, 2025 and 2024, respectively, is recognized in Accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.
(4)The Company decreased the valuation allowance by $36.2 million during 2025. The decrease is primarily attributable to the sale of Assertio Therapeutics, partially offset by the continued uncertainty in the projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences.
(5)The Company increased the valuation allowance by $25.8 million during 2024. The increase is primarily attributable to current year activity impacting the Company’s net deferred tax asset and the continued uncertainty in the projected availability of future taxable income from pre-tax income forecasts and reversing taxable temporary differences.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer, our principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to ensure that information to be disclosed by us in this Annual Report on Form 10‑K was recorded, processed, summarized and reported within the time periods specified in the SEC rules and Form 10‑K.

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

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Grant Thornton, LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Assertio Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Assertio Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 16, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 16, 2026

ITEM 9B.  OTHER INFORMATION

(b) Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item 10 is incorporated herein by reference to the information set forth under the headings “Board of Directors and Director Nominees,” “Executive Officers,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Board and Board Committees” “Corporate Governance – Director Nominations” “Corporate Governance – Insider Trading Policy” and, as applicable, “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (the 2026 Proxy Statement). The 2026 Proxy Statement is expected to be filed with the SEC within 120 days after the end of our 2025 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference to the information set forth under the heading “Executive Compensation” in our 2026 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2026 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item 13 is incorporated herein by reference to the information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board and Board Committees – Board Independence” in our 2026 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item 14 is incorporated herein by reference to the information set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2026 Proxy Statement.

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
2.1†
Asset Purchase Agreement, dated as of December 15, 2021, by and among Otter Pharmaceuticals, LLC, Antares Pharma, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed on March 10, 2022)

2.2†
Agreement and Plan of Merger, dated April 24, 2023, among the Company, Spade Merger Sub 1, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 25, 2023)

2.3
Agreement and Plan of Merger, dated as of March 16, 2020, by and among Assertio Therapeutics, Inc., the Company (formerly, Alligator Zebra Holdings, Inc.), Alligator Merger Sub, Inc., Zebra Merger Sub, Inc. and Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 17, 2020)

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 19, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 22, 2025)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021)

3.3	Amended and Restated Certificate of Incorporation of the Company, dated May 19, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 19, 2020)
3.4	Amended and Restated Bylaws of Assertio Holdings, Inc. dated May 30, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 30, 2024)
4.1	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10‑K filed on March 10, 2020)
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

10.12	Form of Convertible Notes Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2023)
10.13†
License, Development and Supply Agreement, dated as of October 8, 2014, by and between Assertio Specialty (as successor by assignment to Spectrum) and Hanmi Pharmaceuticals Co., Ltd (incorporated by reference to Exhibit 10.35 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.14†
First Amendment to License, Development and Supply Agreement, dated as of February 28, 2018, by and between Assertio Specialty (as successor by assignment to Spectrum) and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.36 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.15†
Second Amendment to License, Development and Supply Agreement, dated as of January 1, 2022, by and between Assertio Specialty (as successor by assignment to Spectrum) and Hanmi Pharmaceuticals Co., Ltd. (incorporated by reference to Exhibit 10.37 to Spectrum’s Annual Report on Form 10-K filed on March 31, 2023)

10.16†	Amended and Restated Supply Agreement, effective as of September 25, 2025, by and between Assertio Specialty (as successor by assignment to Spectrum) and Hanmi Pharmaceuticals Co., Ltd.
10.17*	Management Continuity Agreement, dated as of May 29, 2024, between the Company and Brendan P. O’Grady (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 7, 2024)
10.18†*	Offer Letter, dated as of October 27, 2025, between the Company and Mark Reisenauer
10.19†*	Management Continuity Agreement, dated as of January 26, 2026, between the Company and Mark Reisenauer
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on March 12, 2025)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Assertio Holdings, Inc. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 11, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

ASSERTIO HOLDINGS, INC.

Date:	March 16, 2026	By	/s/ Mark L. Reisenauer
Mark L. Reisenauer
Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark L. Reisenauer and Ajay Patel, and each of them acting individually, as his or her true and lawful attorneys‑in‑fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark L. Reisenauer	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026
Mark L. Reisenauer

/s/ Ajay Patel	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2026
Ajay Patel

/s/ Heather L. Mason	Chairman of the Board of Directors	March 16, 2026
Heather L. Mason

/s/ Sravan K. Emany	Director	March 16, 2026
Sravan K. Emany

/s/ Sigurd C. Kirk	Director	March 16, 2026
Sigurd C. Kirk

/s/ William T. McKee	Director	March 16, 2026
William T. McKee

/s/ David M. Stark	Director	March 16, 2026
David M. Stark