Form 10-Q
period 2026-03-31
Assertio Holdings, Inc.
filed 2026-05-08
CIK 1808665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 6, 2026, was 6,462,180.

ASSERTIO HOLDINGS, INC.
FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$33,713	$10,229
Short-term investments	37,856	53,176
Accounts receivable, net	61,527	120,110
Inventories, net	23,010	24,120
Prepaid and other current assets	10,749	9,011
Total current assets	166,855	216,646
Property and equipment, net	408	444
Intangible assets, net	43,104	48,908
Other long-term assets	932	972
Total assets	$211,299	$266,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,913	$9,014
Accrued rebates, returns and discounts	62,344	99,366
Accrued liabilities	18,485	14,282
Other current liabilities	4,831	4,851
Total current liabilities	91,573	127,513
Long-term debt	39,249	39,124
Other long-term liabilities	4,845	6,381
Total liabilities	135,667	173,018
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 6,445,161 and 6,421,889 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	797,986	797,450
Accumulated deficit	(722,355)	(703,499)
Total shareholders’ equity	75,632	93,952
Total liabilities and shareholders’ equity	$211,299	$266,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$8,898	$25,994
Royalty revenue	435	494
Other revenue	600	—
Total revenues	9,933	26,488
Costs and expenses:
Cost of sales	2,711	7,786
Research and development expenses	454	438
Selling, general and administrative expenses	19,434	21,975
Amortization of intangible assets	5,804	9,233
Restructuring charges	—	289
Total costs and expenses	28,403	39,721
Loss from operations	(18,470)	(13,233)
Other (expense) income:
Interest expense	(775)	(765)
Interest income	469	720
Other loss	(35)	(18)
Total other expense	(341)	(63)
Net loss before income taxes	(18,811)	(13,296)
Income tax expense	(45)	(245)
Net loss and comprehensive loss	$(18,856)	$(13,541)

Basic and diluted net loss per share*	$(2.93)	$(2.12)
Shares used in computing basic and diluted net loss per share*	6,434	6,378

* Basic and diluted net loss per share and shares used in computing basic and diluted net loss per share for the three months ended March 31, 2025 have been adjusted to reflect the 1-for-15 reverse stock split effected on December 26, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2025	6,422	$1	$797,450	$(703,499)	$93,952
Common stock issuance and other impacts of the vesting and settlement of equity awards	23	—	(189)	—	(189)
Stock-based compensation	—	—	725	—	725
Net loss	—	—	—	(18,856)	(18,856)
Balances at March 31, 2026	6,445	$1	$797,986	$(722,355)	$75,632

	Common Stock		Additional Paid-In Capital*	Accumulated Deficit	Shareholders’ Equity
	Shares*	Amount*
Balances at December 31, 2024	6,369	$1	$794,204	$(673,124)	$121,081
Common stock issuance and other impacts of the vesting and settlement of equity awards	16	—	(111)	—	(111)
Stock-based compensation	—	—	1,101	—	1,101
Net loss	—	—	—	(13,541)	(13,541)
Balances at March 31, 2025	6,385	$1	$795,194	$(686,665)	$108,530

* Adjusted to reflect the 1-for-15 reverse stock split effected on December 26, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSERTIO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(18,856)	$(13,541)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,840	9,269
Amortization of debt issuance costs	125	115
Accretion of interest income from short-term investments	180	54
Recurring fair value measurements of assets and liabilities	30	25
Provisions for inventory	198	538
Stock-based compensation	725	1,101
Changes in assets and liabilities:
Accounts receivable	58,583	(12,172)
Inventories	912	(1,633)
Prepaid and other assets	(1,698)	(10,425)
Accounts payable and other accrued liabilities	196	8,954
Accrued rebates, returns and discounts	(37,022)	5,827
Interest payable	(650)	(650)
Net cash provided by (used in) operating activities	8,563	(12,538)
Investing Activities
Proceeds from maturities of short-term investments	30,368	28,482
Purchases of short-term investments	(15,258)	(31,417)
Net cash provided by (used in) investing activities	15,110	(2,935)
Financing Activities
Payments related to the vesting and settlement of equity awards	(189)	(111)
Net cash used in financing activities	(189)	(111)
Net increase (decrease) in cash and cash equivalents	23,484	(15,584)
Cash and cash equivalents at beginning of year	10,229	50,588
Cash and cash equivalents at end of period	$33,713	$35,004

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,300	$1,300

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

The Company has built its product portfolio through the acquisition or licensing of approved products, including its lead product, ROLVEDONTM. The Company’s primary marketed products include ROLVEDON (elflapegrastim-xnst) injection for subcutaneous use, Sympazan® (clobazam) oral film, INDOCIN® (indomethacin) Suppositories, INDOCIN® (indomethacin) Oral Suspension, SPRIX® (ketorolac tromethamine) Nasal Spray, and CAMBIA® (diclofenac potassium for oral solution). In July 2025, the Company ceased commercializing Otrexup.

On April 8, 2026, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Garda Therapeutics, Inc., a Delaware corporation (“Parent”), and Audi Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”). The Original Merger Agreement provided for the acquisition of the Company by Parent through a cash tender offer by Purchaser for all of the Company’s outstanding shares of common stock, for $18.00 per share of the Company’s shares of common stock in cash, plus one contingent value right per share (each, a “CVR”).

On May 1, 2026, the Company entered into an Amended and Restated Agreement and Plan of Merger with Parent (the “Merger Agreement”), which amended and restated the Original Merger Agreement in its entirety to provide for the acquisition of the Company at an amended purchase price of $21.80 per share in cash, without any CVR (“Offer Price”). The Merger Agreement provides for, among other things, (i) the acquisition of the Company by Parent through a cash tender offer (the “Offer”) by Purchaser for all of the Company’s outstanding shares of common stock, for $21.80 per share of the Company’s common stock in cash (the “Offer Price”) and (ii) following the completion of the Offer, the merger of Purchaser with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the “Surviving Corporation”).

Also on April 8, 2026, the Company and certain wholly-owned subsidiaries of the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cosette Pharmaceuticals, Inc. (“Cosette”), which resulted in the sale (the “Asset Sale”) of its remaining right, title and interest in and to the INDOCIN, SPRIX, Sympazan, CAMBIA, Zipsor and the recently decommercialized OTREXUP franchises of products (collectively, the “Products”), for an aggregate purchase price of $35.0 million in cash, with the potential for additional deferred amounts.

Refer to Note 14. Subsequent Events, for further details on the Merger with Garda Therapeutics, Inc. and the Asset Sale to Cosette.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the entire year ending December 31, 2026.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, included in Assertio Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on March 16, 2026 (the “2025 Form 10-K”). The Condensed Consolidated Balance Sheet as of December 31, 2025, has been derived from the audited financial statements at that date, as filed in the Company’s 2025 Form 10-K.

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

NOTE 2. REVENUE

Disaggregated Revenue

The following table reflects total revenues for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Product sales, net:
ROLVEDON	$493	$13,121
INDOCIN products	3,446	5,544
Sympazan	2,580	2,179
SPRIX	1,370	1,589
Other products	1,009	3,561
Total product sales, net	8,898	25,994
Royalty revenue	435	494
Other revenue	600	—
Total revenues	$9,933	$26,488
Product Sales, net

Other product sales, net, for the three months ended March 31, 2026 and 2025 represent product sales for CAMBIA and Zipsor. The Company ceased commercialization of Otrexup in July 2025; thus, the three months ended March 31, 2025 also included product sales of Otrexup.

In the third quarter of 2025, the Company advanced key integration efforts to consolidate operations and align its products, including ROLVEDON, under a single subsidiary, Assertio Specialty. Accordingly, several national distributors made large purchases during the third quarter of 2025 to help ensure a consistent supply of ROLVEDON during the fourth quarter of 2025 and first quarter of 2026 while the Company substantially completed the integration of ROLVEDON into Assertio Specialty. As a result, the Company did not record material net product sales of ROLVEDON for the three months ended March 31, 2026. Sales of the newly labeled ROLVEDON will commence at a normal volume in the second quarter of 2026.

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

The Company reviews its estimates related to its accrued rebates, returns and discounts, including those recorded in prior periods, on a frequent basis and makes adjustments to those allowances as needed. Those adjustments to revenue recognized for products sold in prior periods were approximately 7% and less than 1% of Total product sales, net, for the three months ended March 31, 2026 and 2025, respectively.

The following table reflects Accrued rebates, returns and discounts as of March 31, 2026 and 2025, and December 31, 2025 and 2024 (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Accrued rebates, returns and discounts	$62,344	$99,366	$82,130	$76,304

Royalty Revenue

In November 2010, the Company entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and Searchlight Pharma, or “Searchlight,” owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. Searchlight independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. The Company recognized royalty revenue related to the CAMBIA licensing agreement of $0.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The patents underlying the license agreement that the Company has with Searchlight expire in June 2026.

Other Revenue

Other revenue consists of adjustments to reserves for product sales allowances (gross-to-net sales allowances) for previously divested products and can result in a reduction to, or an increase to, total revenues during the period. Sales adjustments for reserves recorded in prior periods for previously divested products increased total revenue by $0.6 million for the three months ended March 31, 2026. There was no other revenue recognized for the three months ended March 31, 2025.

Refer to Note 14. Subsequent Events, for further details on the Asset Sale to Cosette completed on April 8, 2026.
NOTE 3. SUPPLEMENTAL BALANCE SHEET DETAILS

Accounts Receivable, Net

The following table reflects Accounts receivable, net, as of March 31, 2026 and 2025 and December 31, 2025 and 2024 (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Accounts receivable, net	$61,527	$120,110	$66,292	$54,120

Accounts receivable, net as of December 31, 2025 primarily related to large purchases of ROLVEDON by several national distributors in the third quarter of 2025, whereby the Company provided its customers with extended payment terms (see Note 2. Revenue, for further information). As of March 31, 2026, the majority of the accounts receivable from the large purchases in the third quarter of 2025 were settled, resulting in a lower amount of accounts receivable, net, compared to December 31, 2025.

As of March 31, 2026 and December 31, 2025, accounts receivable, net, consisted entirely of receivables related to product sales, net of allowances for cash discounts for prompt payment of $1.7 million and $3.0 million, respectively.

Refer to Note 14. Subsequent Events, for further details on the Asset Sale to Cosette completed on April 8, 2026.

Inventories, Net

The following table reflects the components of inventories, net, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$15,260	$15,173
Work-in-process	4,002	6,051
Finished goods	3,748	2,896
Total inventories, net	$23,010	$24,120

The Company writes down the value of inventory for potential excess or obsolete inventories based on an analysis of inventory on hand and projected demand. As of both March 31, 2026 and December 31, 2025, inventory reserves were $9.2 million.

Refer to Note 14. Subsequent Events, for further details on the Asset Sale to Cosette completed on April 8, 2026.

Prepaid and Other Current Assets

The following table reflects prepaid and other current assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Prepaid assets and deposits	10,413	8,667
Other current assets	336	344
Total prepaid and other current assets	$10,749	$9,011

Property and Equipment, Net

The following table reflects property and equipment, net as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Furniture and office equipment	$1,280	$1,412
Laboratory equipment	20	20
Leasehold improvements	2,551	2,551
	3,851	3,983
Less: Accumulated depreciation	(3,443)	(3,539)
Property and equipment, net	$408	$444

Depreciation expense was less than $0.1 million for both of the three months ended March 31, 2026 and March 31, 2025. Depreciation expense is recognized in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Accrued Liabilities

The following table reflects accrued liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$1,395	$2,721
Accrued restructuring costs (See Note 13)	1,787	2,400
Accrued legal	10,981	3,283
Interest payable	217	867
Accrued royalties	539	594
Other accrued liabilities	3,566	4,417
Total accrued liabilities	$18,485	$14,282

Other Current Liabilities

The following table reflects other current liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
ROLVEDON product royalties	$4,611	$4,611
Current operating lease liabilities	220	240
Total other current liabilities	$4,831	$4,851

Other Long-Term Liabilities

The following table reflects other long-term liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
ROLVEDON product royalties	$1,537	$3,074
Noncurrent operating lease liabilities	844	889
Liability for uncertain tax provisions	2,464	2,418
Total other long-term liabilities	$4,845	$6,381

NOTE 4.  INTANGIBLE ASSETS

The following table reflects the gross carrying amounts and net book values of intangible assets as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

		March 31, 2026			December 31, 2025
Products rights:	Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
ROLVEDON	1.8	$63,405	$(33,031)	$30,374	$63,405	$(28,692)	$—	$34,713
Sympazan	8.6	14,550	(4,143)	10,407	14,550	(3,840)	—	10,710
SPRIX	0.5	30,973	(28,650)	2,323	32,673	(27,488)	(1,700)	3,485
Total intangible assets		$108,928	$(65,824)	$43,104	$110,628	$(60,020)	$(1,700)	$48,908

Amortization expense was $5.8 million and $9.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

The following table reflects the future amortization expense that the Company expects for its intangible assets as of March 31, 2026 (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2026 (remainder)	$16,250
2027	18,569
2028	1,213
2029	1,213
2030	1,213
Thereafter	4,646
Total	$43,104

Refer to Note 14. Subsequent Events, for further details on the Asset Sale to Cosette completed on April 8, 2026.

The Company reviews the carrying value of its long-lived assets when indicators of impairment are present. During the three months ended March 31, 2026, there were no triggering events that indicated potential impairment with respect to the Company’s long-lived assets.

During each quarter of 2025, the Company’s market capitalization was below the book value of the Company’s equity, which management determined represented an indicator of impairment with respect to its long-lived assets. For the three months ended September 30, 2025, the Company also recognized an additional indicator of impairment with respect to its SPRIX asset group related to a change in the expected timing of cash flows from SPRIX net product sales. Applying the relevant accounting guidance, the Company first assessed the recoverability of its long-lived assets at the product level at each date. After grouping the long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposition at each impairment testing date. The Company then compared the estimated undiscounted cash flows to the carrying amounts of the long-lived asset groups at each date.

For the assessment performed for the three months ended September 30, 2025, the Company determined that the undiscounted cash flows and the fair value of the SPRIX asset group were less than its carrying value and recognized an impairment for this asset group of $1.7 million during the third quarter of 2025, reducing its carrying value to $4.6 million. The fair value of the SPRIX asset group as of September 30, 2025 was determined using an income approach and Level 3 inputs, which included estimates of forecasted cash flows. The impairment charge was classified within Impairment of intangible assets in the Company’s Consolidated Statements of Comprehensive Loss.

For all the assessments for the Company’s other asset groups performed during each quarter in 2025, the Company determined that the estimated undiscounted cash flows were in excess of the carrying amounts for all its long-lived asset groups at each impairment testing date. Accordingly, the Company concluded that the long-lived asset groups were fully recoverable and no adjustment to their carrying values was required.

NOTE 5.  DEBT

As of March 31, 2026 and December 31, 2025, long-term debt, net, consisted entirely of the carrying value of the Company’s 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”) of $39.2 million and $39.1 million, respectively.

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

Pursuant to the terms of the 2027 Convertible Note Indenture, the Company and its restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on the Company’s properties or assets. The Company was in compliance with its covenants with respect to the 2027 Convertible Notes as of March 31, 2026.

The 2027 Convertible Notes bear interest at a rate of 6.5% per annum payable semiannually in arrears on March 1 and September 1 of each year.

The following table reflects the carrying value of the 2027 Convertible Notes as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Principal balance	$40,000	$40,000
Derivative liability for embedded conversion feature	4	4
Unamortized debt issuance costs	(755)	(880)
Carrying value	$39,249	$39,124

The debt issuance costs incurred related to the 2027 Convertible Notes are recognized as a debt discount and are being amortized as interest expense over the term of the 2027 Convertible Notes using the effective interest method with an effective interest rate determined to be 7.8%. During both of the three months ended March 31, 2026 and 2025, the Company amortized $0.1 million of the debt discount on the 2027 Convertible Notes.

The Company determined that an embedded conversion feature included in the 2027 Convertible Notes required bifurcation from the host contract and to be recognized as a separate derivative liability carried at fair value. See Note 10. Fair Value, for further discussion of the estimated fair value of the derivative liability. All the other embedded features of the 2027 Convertible Notes were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s consolidated financial statements.

As discussed at Note 14. Subsequent Events, after the signing of the Merger Agreement and substantially concurrent with the Offer, the Company or the Surviving Corporation, as applicable, will use commercially reasonable efforts to make an offer and consent solicitation to purchase the 2027 Convertible Notes at a purchase price approved by the Purchaser and Parent, contingent upon the Merger (which represents a “Fundamental Change,” as that term is defined in the 2027 Convertible Note Indenture). Refer to Note 14. Subsequent Events, for further details.

Interest Expense

The following table reflects debt-related interest included in Interest expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest on 2027 Convertible Notes	$650	$650
Amortization of debt issuance costs on 2027 Convertible Notes	125	115
Total interest expense	$775	$765

NOTE 6.  STOCK-BASED COMPENSATION

The Company’s stock-based compensation generally includes time-based restricted stock units (“RSU”) and stock options, and from time to time also includes performance-based RSUs and stock options.

Stock-based compensation of $0.7 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, was recognized in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

During the three months ended March 31, 2026, the Company granted 0.2 million RSUs at a weighted-average fair market value of $11.77 per share, and 0.2 million stock options at a weighted-average fair market value of $10.20 per share. During the three months ended March 31, 2025, the Company granted 0.1 million RSUs at a weighted-average fair market value of $12.19 per share, and 0.2 million stock options at a weighted-average fair market value of $10.89 per share.

Refer to Note 14. Subsequent Events, for details regarding the impact of the Merger on the Company’s outstanding equity-based awards.

NOTE 7.  LEASES

The Company has a non-cancelable operating lease through December 31, 2030 for its corporate office, which is located in Lake Forest, Illinois. Additionally, in connection with the acquisition of Spectrum in July 2023 (the “Spectrum Merger”), the Company assumed leases for certain office equipment for which Spectrum had previously been the lessee.

The following table reflects lease expense for the three months ended March 31, 2026 and 2025 (in thousands):

		Three Months Ended March 31,
	Financial Statement Classification	2026	2025
Operating lease cost	Selling, general and administrative expenses	$60	$61
The following table reflects supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$83	$119

The following table reflects supplemental balance sheet information related to leases as of March 31, 2026 and December 31, 2025 (in thousands):

	Financial Statement Classification	March 31, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	Other long-term assets	$932	$971
Liabilities
Current operating lease liabilities	Other current liabilities	$220	$240
Noncurrent operating lease liabilities	Other long-term liabilities	844	889
Total lease liabilities		$1,064	$1,129

NOTE 8.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Jubilant HollisterStier Manufacturing and Supply Agreement

In connection with the Company’s merger with Zyla Life Sciences (“Zyla”) in May 2020 (the “Zyla Merger”), the Company assumed a Manufacturing and Supply Agreement (the “Jubilant HollisterStier Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX for the Company’s commercial use. On January 2, 2026, the Company entered into an amendment (the “JHS Amendment”) of the Jubilant HollisterStier Agreement. The JHS Amendment sets the minimum number of batches of SPRIX required to be purchased for the two year period ending December 31, 2027. Total commitments to JHS for 2026 and 2027 as a result of the JHS Amendment are approximately $2.0 million in total.

Antares Supply Agreement

The Company previously entered into a supply agreement with Antares Pharma, Inc. (“Antares”) pursuant to which Antares will manufacture and supply the finished Otrexup products (the “Antares Supply Agreement”). Under the Antares Supply Agreement, the Company has agreed to annual minimum purchase obligations from Antares, which are approximately $2.1 million annually. The Antares Supply Agreement has an initial term through December 2031 and can be renewed thereafter.
As part of its ongoing commercial portfolio assessment, the Company ceased commercialization of Otrexup in July 2025. Pursuant to the Antares Supply Agreement’s termination provisions, amounts due upon termination are only payable if the Antares Supply Agreement is formally terminated by written notice. In December 2025, the Company and Antares reached a settlement in principle to settle any claims associated with the Company ceasing commercialization of Otrexup. The settlement in principle requires the Company to pay $1.2 million as of December 31, 2025, and would result in the termination of the Antares Supply Agreement. Accordingly, an accrual of $1.2 million was accrued in accordance with ASC 450-20-25, Loss Contingencies (“ASC 450-20”) as of March 31, 2026. There were no additional expenses recognized during the three months ended March 31, 2026 related to the Otrexup decommercialization.

Merger Agreement Termination Fee

In connection with the Merger Agreement, the Company is subject to a termination fee if the Merger Agreement is terminated by the Company under certain circumstances specified in the Merger Agreement. Refer to Note 14. Subsequent Events, for further details.

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

Jung v. Lebel, et al., Court of Chancery of the State of Delaware, Case No. 2024-0821 and Jung v. Turgeon, et al., Court of Chancery of the State of Delaware, Case No. 2024-0822. On August 5, 2024, alleged former Spectrum stockholder and current Assertio stockholder Jung (the same plaintiff who previously filed Jung v. Peisert, et. al., in Delaware federal court, as discussed above) filed two stockholder derivative complaints in the Delaware Chancery Court against certain former Spectrum officers and directors and naming both Assertio and Spectrum as nominal defendants. The complaints are, respectively, largely duplicative of the allegations in (1) the ongoing Ayoub shareholder class action in the Southern District of New York (discussed below), and (2) the now-resolved Luo shareholder class action in the District of Nevada (refer to “Note 8. Commitments and Contingencies” in the Company’s 2025 Form 10-K for a discussion of the Luo case). Jung previously raised these allegations in demand letters to Assertio’s Board, demanding that the Board take legal action against the individuals now named in these complaints. In response to Jung’s demand letters, the Board retained independent counsel, considered Jung’s demands, and provided a substantive response explaining the Board’s reasons for denying Jung’s demands. These complaints now allege that the Board wrongfully refused his demands. The individual defendants have not yet been served with either complaint. Assertio and Spectrum have been served with and moved to dismiss both complaints. Briefing schedules on the motions to dismiss have not been set.

Ayoub v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292. On December 5, 2022, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York (the “New York Action”). Three additional related putative securities class action lawsuits were subsequently filed by Spectrum shareholders against Spectrum and certain of its former executive officers in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum

Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three additional New York lawsuits allege that Spectrum and certain of its former executive officers made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as may be determined by the court. The court consolidated the three additional New York lawsuits and entered an order designating Christiansen as the lead plaintiff. Lead plaintiff Christiansen filed an amended consolidated complaint in the New York Action under the caption Christiansen v. Spectrum Pharmaceuticals, Inc, et al., on May 30, 2023, alleging a Class Period between March 17, 2022 and September 2022. On January 23, 2024, the court granted the defendants’ motion to dismiss as to five of the challenged statements but denied the motion to dismiss as to two specific statements. On October 25, 2024, a Spectrum stockholder (Ayoub) filed a substantially similar putative securities class action complaint asserting the same claims against the same defendants on behalf of the same alleged class as the New York Action. On October 30, 2024, Christiansen and Ayoub jointly moved for class certification and for appointment as class representatives in the New York Action. On November 4, 2024, defendants moved to disqualify Christiansen from serving as lead plaintiff and for a stay of proceedings pending appointment of a substitute lead plaintiff. On November 6, 2024, the court entered an order staying both cases pending resolution of the defendants’ motion to disqualify Mr. Christiansen as lead plaintiff. On August 4, 2025, the court entered an order granting the defendants’ motion to disqualify Christiansen from serving as lead plaintiff and reopening the lead plaintiff appointment process with applications to serve as substitute lead plaintiff due by September 24, 2025. Three individuals filed applications to serve as lead plaintiff, with one ultimately withdrawing from consideration. On January 6, 2026, the court issued an opinion and order regarding the two remaining applications, granting the application filed by Ayoub and denying the other remaining application. In addition to appointing Ayoub as lead plaintiff, the court terminated the original Ayoub case and consolidated it with the Christiansen case, which is now recaptioned Ayoub et al. v. Spectrum Pharmaceuticals, Inc. et al., Case No. 1:22-cv-10292-VEC. Following Ayoub’s appointment, the parties agreed to mediate and engaged in a mediation on April 27, 2026, at which the parties reached an agreement in principle to settle the matter, subject to the court’s approval. The parties notified the court of the agreement in principle on April 30, 2026. The parties agreed to a settlement of $7.0 million, of which the Company was responsible for paying approximately $2.2 million, with insurance responsible for the remaining $4.8 million. As of March 31, 2026, the Company has recorded a liability of $7.0 million in Accrued liabilities for the amount of the agreement in principle and has recorded an insurance receivable of $4.8 million in Prepaid and other current assets for the portion of the settlement amount that will be reimbursed by insurance.

Enyart v. Assertio Holdings, Inc., et. al. In the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, Case No. 2024LA00000842. On November 8, 2024, this putative securities class action lawsuit was filed by an alleged former Spectrum shareholder who received Assertio shares in the Spectrum Merger, alleging that Assertio and certain of its current and former officers and directors violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the registration statement for the Assertio shares issued in connection with the Spectrum Merger. In general terms, the complaint alleges that the registration statement contained misrepresentations and omissions related to the value of adding ROLVEDON to Assertio’s portfolio of products and the risk to Assertio’s business from potential generic competition to INDOCIN. The complaint sought compensatory damages, rescission or a rescissory measure of damages, interest, costs, attorneys’ fees, expert witness fees, and other unspecified equitable relief. On June 24, 2025, the court granted the defendants’ motion to dismiss, dismissing the complaint in its entirety, while granting leave to re-plead with respect to certain claims. On July 18, 2025, Enyart filed an amended complaint. On September 29, 2025, the defendants filed a motion to dismiss the amended complaint. On February 10, 2026, the court entered an order granting the defendants’ motion to dismiss in its entirety, while granting Enyart “one final opportunity and until March 13, 2026, to attempt to replead” with respect to certain claims. Enyart filed a second amended complaint on March 13, 2026. On April 16, 2026, the defendants filed a motion to dismiss the second amended complaint. Enyart’s opposition to the defendants’ motion to dismiss is due May 28, 2026. The defendants’ reply brief is due June 11, 2026. The court scheduled a hearing on the motion for June 25, 2026. The Company intends to vigorously defend itself in this matter.

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

The Company uses the treasury-stock method to compute diluted net loss per share with respect to its stock-based awards and equivalents. The Company uses the if-converted method to compute diluted earnings per share with respect to its convertible debt. Under the if-converted method, the Company assumes any convertible debt outstanding was converted at the beginning of each period presented when the effect is dilutive. As a result, interest expense, net of tax, and any other income statement impacts associated with the 2027 Convertible Notes, net of tax, is added back to the net loss used in the diluted earnings per share calculation. Additionally, the diluted shares used in the diluted earnings per share calculation includes the potential dilution effect of the convertible debt if converted into the Company’s common stock.

The Company’s potentially dilutive stock-based awards and convertible debt were not included in the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025 because to do so would be anti-dilutive. Therefore, for the three months ended March 31, 2026 and 2025, basic and diluted net loss per common share were the same.

The following table reflects the calculation of basic and diluted net loss per common share for the three months ended March 31, 2026 and 2025 (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic and diluted loss per share
Net loss	$(18,856)	$(13,541)
Weighted-average shares used in computing basic and diluted net loss per share*	6,434	6,378
Basic and diluted net loss per share*	$(2.93)	$(2.12)

* Basic and diluted net loss per share and weighted-average shares used in computing basic and diluted net loss per share for the three months ended March 31, 2025 have been adjusted to reflect the Reverse Stock Split effected on December 26, 2025.

The following table reflects outstanding potentially dilutive common shares that are not included in the computation of diluted net loss per share, because to do so would be anti-dilutive, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025*
Convertible notes	651	651
Stock-based awards and equivalents	851	806
Total potentially dilutive common shares	1,502	1,457
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

The following tables reflects the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Commercial paper	Cash and cash equivalents	$—	$3,459	$—	$3,459
Money market funds	Cash and cash equivalents	29,675	—	—	29,675
Short-term investments:
U.S. Treasuries	Short-term investments	—	24,365	—	24,365
Corporate notes and bonds	Short-term investments	—	8,847	—	8,847
Commercial paper	Short-term investments	—	3,658	—	3,658
U.S. Government agencies	Short-term investments	—	987	—	987
Total		$29,675	$41,316	$—	$70,991
Liabilities
Derivative liability	Long-term debt	$—	$—	$4	$4
Total		$—	$—	$4	$4

December 31, 2025	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasuries	Cash and cash equivalents	$—	$2,399	$—	$2,399
Money market funds	Cash and cash equivalents	6,810	—	—	6,810
Short-term investments
U.S. Treasuries	Short-term investments	—	53,176	—	53,176
Total		$6,810	$55,575	$—	$62,385
Liabilities
Derivative liability	Long-term debt	$—	$—	$4	$4
Total		$—	$—	$4	$4

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date at purchase of three months or less to be cash equivalents. The Company invests its cash in money market funds and marketable securities including U.S. Treasury and government agency securities, and higher quality debt securities of financial and commercial institutions. The Company classified money market funds as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets. The Company classified U.S. Treasury, commercial paper and government agency securities as Level 2, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets.

Short-Term Investments

The Company considers all highly liquid investments with a maturity date at purchase of more than three months and less than one year to be short-term investments. The Company’s short-term investments consist of marketable securities, which may include commercial paper, corporate notes and bonds and U.S. Treasury and U.S. government securities. The Company classified its short-term investments as trading securities. The short-term investments are recorded at fair value using Level 2 inputs, as the inputs used to value these instruments are directly observable or can be corroborated by observable market data for substantially the full term of the assets. Realized gains and losses on short-term investments are included in Interest income in the Condensed Consolidated Statements of Comprehensive Loss.

Unrealized gains and losses from short-term investments classified as trading securities recognized by the Company for the three months ended March 31, 2026 and 2025 were immaterial.

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

There was no change in the fair value of the derivative liability for the three months ended March 31, 2026 or 2025.

Financial Instruments Not Required to be Remeasured at Fair Value

The Company’s other financial assets and liabilities are not remeasured to fair value, as the historical cost of each approximates its fair value. As of March 31, 2026, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion feature, was approximately $40.2 million, compared to a par value of $40.0 million. As of December 31, 2025, the estimated fair value of the 2027 Convertible Notes, excluding the bifurcated embedded conversion option, was approximately $36.8 million, compared to a par value of $40.0 million. The Company estimated the fair value of its 2027 Convertible Notes as of March 31, 2026 and December 31, 2025 based on a market approach, which represents a Level 2 valuation.

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

NOTE 11.  INCOME TAXES

For the three months ended March 31, 2026 and 2025, the Company recorded an expense of less than $0.1 million and $0.2 million, respectively. The difference between the income tax benefit or expense and the tax at the federal statutory rate of 21.0% in each period was principally due to the impact of the valuation allowance, partially offset by state income taxes.

Net cash refunded for income taxes were $0.2 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company concluded that it is not more likely than not that the net deferred tax asset recorded as of those dates will be realized. As a result, the Company recorded a full valuation allowance against the net deferred tax asset recorded as of March 31, 2026 and December 31, 2025. The valuation allowance is determined in accordance with the provisions of ASC Topic 740, Income Taxes, which require an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company primarily relied on its reversing taxable temporary differences to assess its valuation allowance, which resulted in recording a full valuation allowance against its net deferred tax assets during the quarter. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

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

The following table reflects the breakdown of Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Selling and marketing expenses	$6,123	$6,310
Compliance expenses	6,606	7,704
Manufacturing expenses	1,684	2,238
Other general and administrative expenses	5,021	5,723
Total selling, general and administrative expenses	$19,434	$21,975

Selling and marketing expenses represent costs associated with the Company’s sales force, marketing and market access for the Company’s products. Compliance expenses are composed of costs associated with the Company’s finance and legal groups. Manufacturing expenses are composed of costs associated with regulatory, quality assurance, and contract manufacturing. Other general and administrative expenses are comprised primarily of functional expenses, including expenses for human resources, investor relations, and insurance. For the three months ended March 31, 2026 and 2025, there were no other segment items that the Company used to aggregate other costs and expenses to reconcile between Total revenues and Net loss.

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

During the three months ended March 31, 2026, there were no restructuring charges recognized by the Company.

During the fourth quarter of 2025, the Company recognized $1.2 million in restructuring charges associated with a reduction in workforce. All related cash payments are expected to be completed by the fourth quarter of 2026. The Company does not expect to incur additional restructuring charges related to this restructuring effort.

Effective as of October 27, 2025, the Company separated from the service of its former Chief Executive Officer. Pursuant to his then existing Management Continuity Agreement with the Company, he was entitled to severance compensation and benefits of approximately $1.4 million, all of which were recognized during the year ended December 31, 2025. All related cash payments are expected to be completed by the second quarter of 2027. The Company does not expect to recognize any additional restructuring charges related to his separation from the Company.

During three months ended March 31, 2025, the Company recognized $0.3 million in restructuring costs associated with improving efficiencies within its sales and marketing organization, which recognized as Restructuring charges within the

Condensed Consolidated Statement of Comprehensive Loss. All related cash payments were made in the third quarter of 2025. The Company does not expect to incur additional restructuring charges related to this restructuring effort.

The following table summarizes the changes in the Company’s accrued restructuring liability for employee compensation costs, which is classified within Accrued liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance as of the beginning of the period	$2,400	$1,187
Accrual additions	—	289
Cash paid	(613)	(512)
Balance as of the end of the period	$1,787	$964

NOTE 14. SUBSEQUENT EVENTS

Merger with Garda Therapeutics

Agreement and Plan of Merger

On April 8, 2026, the Company entered into the Original Merger Agreement with Garda Therapeutics, Inc., to be acquired for $18.00 per share of the Company’s shares of common stock in cash, plus one CVR representing the right to receive potential cash payments. On May 1, 2026, the Company entered into the Merger Agreement, which amended and restated the Original Merger Agreement in its entirety to provide for the acquisition of the Company at an amended purchase price of $21.80 per share of common stock in cash, without any CVR. Pursuant to the Merger Agreement, Purchaser is required to commence the Offer to acquire all of the Company’s outstanding shares of common stock for the Offer Price.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders, (i) each outstanding share of the Company’s common stock, other than any shares of the Company’s common stock held in the treasury of the Company or owned, directly or indirectly, by Parent or Purchaser, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be converted into the right to receive the Offer Price (the “Merger Consideration”); (ii) each option to purchase shares of the Company’s common stock (a “Company Stock Option”) under any employee, director, or consultant stock option, stock purchase or equity compensation plan, arrangement, or agreement of the Company (the “Company Stock Plans”), including the Company’s Amended and Restated 2014 Omnibus Incentive Plan, the Company’s Inducement Incentive Plan, the Company’s Second Amended and Restated 2004 Equity Incentive Plan and the Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan, in accordance with the terms thereof, whether vested or unvested, that is outstanding immediately prior to the Effective Time shall be canceled and, in exchange therefor, the Surviving Corporation shall pay to each former holder of any such canceled Company Stock Option as soon as practicable following the Effective Time (and in no event later than ten business days after the Effective Time an amount in cash, without interest, and subject to deduction for any required withholding tax, equal to the product of (a) the excess of the Merger Consideration over the exercise price per share under such Company Stock Option and (b) the number of shares subject to such Company Stock Option; provided, that if the exercise price per share (as adjusted for the conversion described above) of any such Company Stock Option is equal to or greater than the Merger Consideration, such Company Stock Option shall be canceled without any cash payment; and (iii) each restricted stock unit settleable in shares of the Company’s common stock granted under the Company Stock Plans (each, a “Company RSU”) that is outstanding and unvested as of immediately prior to the Effective Time will vest in full and will automatically be cancelled and converted into the right to receive an amount in cash equal to the Merger Consideration per Company RSU.

Purchaser’s obligation to accept shares of the Company’s common stock tendered in the Offer is subject to certain customary conditions for a transaction of this type, including: (i) that the number of shares of the Company’s common stock validly tendered and not validly withdrawn in accordance with the terms of the Offer, together with any shares of the Company’s common stock beneficially owned by Purchaser or any affiliate of Purchaser, equals at least one share more than 50% of all shares of the Company’s common stock then issued and outstanding; (ii) the Company shall have Closing Net Cash (as defined in the Merger Agreement) of at least $95.0 million; and (iii) the absence of any law that makes illegal the Offer, the Merger or any of the other transactions contemplated by the Merger Agreement (the “Transactions”), prohibits or limits Parent’s ownership of the Company or the Company’s, Parent’s or any of their respective subsidiaries’ businesses or assets, or imposes limitations on Parent’s rights of ownership of the Company’s common stock. The obligations of Parent and Purchaser to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

Following the completion of the Offer, upon the terms and conditions set forth in the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent. The Merger will be effected as soon as practicable following the time of purchase by Purchaser of shares of the Company’s common stock validly tendered and not withdrawn in the Offer. Following the completion of the Offer, the Company’s common stock will no longer be listed for trading on Nasdaq.

In addition, pursuant to the Merger Agreement, the Company has agreed to customary “no shop” restrictions on its ability to, among other things, initiate, solicit or knowingly encourage alternative acquisition proposals from third parties and engage in discussions or negotiations with third parties regarding alternative acquisition proposals, subject to certain customary exceptions.

The Merger Agreement contains customary termination rights for both Parent and Purchaser, on the one hand, and the Company, on the other hand, including if the Acceptance Time shall not have occurred on or before July 2, 2026. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with the Company’s entry into an agreement with respect to a “Superior Proposal” under the terms of the Merger Agreement, the Company will be required to pay Parent a termination fee of $5.8 million. In addition, if the Company terminates the Merger Agreement due to Parent’s or Purchaser’s breach of their representations, warranties, covenants or agreements, or due to Parent’s withdrawal of financing, Parent shall pay the Company a termination fee of $5.8 million.

2027 Convertible Notes Tender Offer

Pursuant to the Merger Agreement, the Company is required to comply in all material respects with its obligations under the terms of the 2027 Convertible Note Indenture, including taking all actions required by it to be taken prior to the Effective Time as a result of the consummation of the Merger. In addition, after the date of the Merger Agreement and substantially concurrently with the Offer, the Company or the Surviving Corporation, as applicable, will use commercially reasonable efforts to make an offer and consent solicitation (the “Note Offer”) to purchase the 2027 Convertible Notes at a purchase price approved by Purchaser and Parent, contingent upon the occurrence of a “Fundamental Change” (as defined in the 2027 Convertible Note Indenture) as a result of the Merger (which purchase price will equal 100% of the principal amount of the 2027 Convertible Notes plus accrued and unpaid interest thereon to, but excluding, the stated maturity date of the 2027 Convertible Notes), and to purchase, after the Acceptance Time and prior to or concurrently with the occurrence of the Closing, any 2027 Convertible Notes tendered and not withdrawn as of the expiration date of the Note Offer. The consent solicitation will seek consent to remove Section 4.11 of the 2027 Convertible Note Indenture, and holders who tender 2027 Convertible Notes pursuant to the Note Offer will be required to deliver consents with respect to such proposed amendment and may not deliver consents without tendering their 2027 Convertible Notes. Following consummation of the Merger, Parent and Purchaser will, or will cause the Company to, comply with the provisions of Article 15 of the 2027 Convertible Note Indenture with respect to any 2027 Convertible Notes that remain outstanding after the consummation of the Note Offer.

Asset Purchase Agreement with Cosette

On April 8, 2026, the Company and certain wholly-owned subsidiaries of the Company (collectively, the “Sellers”) completed the Asset Sale to Cosette for an aggregate purchase price of $35.0 million in cash, with the potential for additional deferred amounts consisting of (i) in respect of Sympazan, INDOCIN and OTREXUP, net sales-based milestone payments of up to $32.0 million in cash in the aggregate and (ii) in respect of SPRIX, (a) a one-time cash payment of $1.0 million in the event of successful quality approval and delivery of a new batch of SPRIX products to Cosette’s warehouse by May 31, 2026, (b) eight percent of gross profits from SPRIX for the period from April 8, 2026 through December 31, 2027, and (c) a one-time cash payment of $2.0 million if net sales of SPRIX exceed $7.0 million during calendar year 2027.

The net carrying value of the assets sold to Cosette in the Asset Sale, which consisted of product inventory and product rights intangible assets, was approximately $15.4 million as of March 31, 2026. In connection with the Asset Sale, Cosette also assumed certain contracts, liabilities and obligations of the Sellers relating to the Products, including those related to manufacturing and supply, post-market commitments and clinical development costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. Our actual results or outcomes could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements can in some cases be identified by words such as “anticipate,” “approximate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “opportunity,” “plan,” “potential,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will” and other similar expressions, or the negative of these words and phrases. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. By their nature, forward-looking statements involve risks and uncertainties because they relate to, and depend on, among other things, events, competitive dynamics and industry change, and economic or other circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. Examples of forward-looking statements include, but are not necessarily limited to, those relating to:

•our ability to grow sales and the commercial success and market acceptance of ROLVEDON, including the coverage of our products by payors and pharmacy benefit managers;

•our ability to successfully develop and execute our sales, marketing and promotional strategies, including developing and maintaining relationships with customers, physicians, payors and other constituencies;

•the entry and sales of biosimilars of ROLVEDON and/or other products competitive with any of our products;

•our ability to execute the planned simplification of our corporate structure under a single entity, while ensuring uninterrupted product supply for patients that achieves the anticipated operating efficiencies in a timely manner and complies with applicable legal and regulatory requirements;

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

•the ability of our third-party manufacturers to manufacture adequate quantities of commercially salable inventory and active pharmaceutical ingredients on commercially reasonable terms and in compliance with their contractual obligations to us, and our ability to maintain our supply chain which relies on single-source suppliers;

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

•our commitments and estimates regarding future obligations and other expenses, future revenues, capital requirements and needs for additional financing;

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

This document also contains statements about the proposed tender offer by Audi Merger Sub, Inc., a wholly-owned subsidiary of Garda Therapeutics, Inc., to acquire all outstanding shares of the our common stock, the subsequent merger pursuant to which the Company would become a wholly-owned subsidiary of Garda Therapeutics, Inc., including, without limitation, statements regarding the expected timing and completion of the transactions and the parties’ ability to satisfy the conditions to consummation (the “Transactions”). Many factors could cause actual results to differ materially from these forward-looking statements with respect to the Transactions, including: (1) risks associated with the timing of the closing of the Transactions, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the Transactions will not occur in which case ROLVEDON would be the our only product; (2) uncertainties as to how many of our stockholders will tender their shares in the tender offer by Audi Merger Sub, Inc.; (3) the possibility that competing offers will be made; (4) the possibility that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Transactions; (5) the occurrence of any event, change or other circumstance that could give rise to the termination of the Transactions; (6) the outcome of any legal proceedings that may be instituted against the parties and others related to the Transactions; (7) unanticipated difficulties or expenditures relating to the Transactions; (8) the effect of the announcement or pendency of the Transactions on our business and operating results (including the response of business partners and competitors and potential difficulties in employee retention as a result of the announcement and pendency of the Transactions); (9) risks related to the diverting of management’s attention from our ongoing business operations; and (10) general economic and market conditions. The foregoing list of factors is not exhaustive. You should not place undue reliance on any forward-looking statements.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described and incorporated by reference in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026 (the “2025 Form 10-K”). While the list of factors presented in this Quarterly Report on Form 10-Q and the 2025 Form 10-K are considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Except as required by law, we assume no obligation to update or revise any forward-looking statement after the date of this Quarterly Report on Form 10‑Q, whether as a result of new information, future events, changes in assumptions or otherwise. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward‑looking statement.

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

On April 8, 2026, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Garda Therapeutics, Inc., a Delaware corporation (“Parent”), and Audi Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”) to be acquired by Parent for $18.00 per share in cash, plus one contingent value right (“CVR”) per share (the “Original Merger Agreement”). On May 1, 2026, we amended and restated the Original Merger Agreement in its entirety (the “Merger Agreement”) to provide for the acquisition of the Company by Parent at an amended purchase price of $21.80 per share in cash, without any CVR.

The Merger Agreement provides for, among other things, (i) our acquisition through a cash tender offer (the “Offer”) for all of our common stock, for $21.80 per share of our common stock in cash (the “Offer Price”) and (ii) following the completion of the Offer, the merger of Purchaser with and into us (the “Merger”) with us surviving the Merger as a wholly-owned subsidiary of Parent (the “Surviving Corporation”).

The closing of the Merger Agreement is expected to occur in the second quarter of 2026 and is subject to customary closing conditions, including the tender of a majority of the outstanding shares of our common stock.

In addition, on April 8, 2026 we also announced that we have signed and closed an agreement (the “Asset Purchase Agreement”) to sell all non-ROLVEDON assets to Cosette Pharmaceuticals, Inc. (“Cosette”).

Pursuant to the Asset Purchase Agreement, we divested the assets, properties, rights, title and interest in and to the INDOCIN products, Sympazan, SPRIX, Cambia, Zipsor, and the recently decommercialized Otrexup to Cosette for an up-front payment of $35.0 million plus earnouts related to certain product milestones (the “Asset Sale”).

Prior to the Asset Sale to Cosette on April 8, 2026, our primary marketed products were:

ROLVEDONTM (eflapegrastim-xnst) injection for subcutaneous use
A long-acting granulocyte colony-stimulating factor with a novel formulation that is indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia.

Sympazan® (clobazam) oral film	A benzodiazepine indicated for the adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome in patients aged two years of age or older. Sympazan is the only product to offer clobazam in a film with PharmFilm® technology. Sympazan is taken without water or liquid, adheres to the tongue, and dissolves to deliver clobazam.
INDOCIN® (indomethacin) Suppositories	A suppository and oral solution of indomethacin used both in hospitals and out-patient settings. Both products are nonsteroidal anti-inflammatory drugs (“NSAIDs”), indicated for:
• Moderate to severe rheumatoid arthritis including acute flares of chronic disease
• Moderate to severe ankylosing spondylitis
INDOCIN® (indomethacin) Oral Suspension	• Moderate to severe osteoarthritis
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

In the third quarter of 2025, we advanced key integration efforts to consolidate operations and align our products, including ROLVEDON, under a single subsidiary, Assertio Specialty. Sales of ROLVEDON in 2025 reflected normal demand through the first nine months of 2025, as well as large purchases by several national distributors to help ensure consistent supply of ROLVEDON during the fourth quarter of 2025 and the first quarter of 2026 as we substantially completed the integration of ROLVEDON into Assertio Specialty. We did not record material net product sales of ROLVEDON during the fourth quarter of 2025 and the first quarter of 2026. Sales of the newly labeled ROLVEDON will commence at a normal volume in the second quarter of 2026.

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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025
The following table reflects loss from operations for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Product sales, net:
ROLVEDON	$493	$13,121
INDOCIN products	3,446	5,544
Sympazan	2,580	2,179
SPRIX	1,370	1,589
Other products	1,009	3,561
Total product sales, net	8,898	25,994
Royalty revenue	435	494
Other revenue	600	—
Total revenues	9,933	26,488
Costs and expenses:
Cost of sales	2,711	7,786
Research and development expenses	454	438
Selling, general and administrative expenses	19,434	21,975
Amortization of intangible assets	5,804	9,233
Restructuring charges	—	289
Total costs and expenses	28,403	39,721
Loss from operations	$(18,470)	$(13,233)

Product Sales, net

ROLVEDON net product sales decreased $12.6 million from $13.1 million for the three months ended March 31, 2025 to $0.5 million for the three months ended March 31, 2026 due to lower volume. In the third quarter of 2025, we advanced key integration efforts to consolidate operations and align our products, including ROLVEDON, under a single subsidiary, Assertio Specialty. Accordingly, several national distributors made large purchases during the third quarter of 2025 to help ensure a consistent supply of ROLVEDON during the fourth quarter of 2025 and first quarter of 2026 while we substantially completed the integration of ROLVEDON into Assertio Specialty. As a result, we did not record material net product sales of ROLVEDON for the three months ended March 31, 2026. Sales of the newly labeled ROLVEDON will commence at a normal volume in the second quarter of 2026.

INDOCIN net product sales decreased $2.1 million from $5.5 million for the three months ended March 31, 2025 to $3.4 million for the three months ended March 31, 2026, primarily due to lower volume from previously announced generic competition.

Sympazan net product sales increased $0.4 million from $2.2 million for the three months ended March 31, 2025 to $2.6 million for the three months ended March 31, 2026, primarily due to higher volume and favorable payor mix.

SPRIX net product sales decreased $0.2 million from $1.6 million for the three months ended March 31, 2025 to $1.4 million for the three months ended March 31, 2026, primarily due to lower volume, partially offset by favorable payor mix.

Other net product sales for the three months ended March 31, 2026 and 2025 included net product sales of Otrexup of zero and $1.7 million, respectively, net product sales of CAMBIA of $0.9 million and $1.6 million, respectively, and net product sales of Zipsor $0.2 million and $0.3 million, respectively. The year-over-year decrease in other net product sales was primarily due to lower Otrexup net product sales as a result of ceasing commercialization of Otrexup in July 2025.

As discussed in “Company Overview” above, we completed the Asset Sale to Cosette on April 8, 2026. As a result of the Asset Sale, future net product sales will no longer include sales associated with the products sold to Cosette occurring subsequent to April 8, 2026.

Royalty Revenue

In November 2010, we entered into a license agreement granting Tribune Pharmaceuticals Canada Ltd. (later known as Aralez Pharmaceuticals, Miravo Healthcare, and Searchlight Pharma, or “Searchlight,” now owned by Apotex Inc.) the rights to commercially market CAMBIA in Canada. The counterparty to the license agreement independently contracts with manufacturers to produce a specific CAMBIA formulation in Canada. We recognized royalty revenue related to the CAMBIA licensing agreement of $0.4 million and $0.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

The patents underlying the license agreement that we have with Searchlight expire in June 2026, and we anticipate that there will be generic competition in Canada after the patents expire, or the earlier negotiated launch of generics in connection with the settlement of patent litigation, resulting in increased competition with CAMBIA upon patent expiration.

As discussed in “Company Overview” above, we completed the Asset Sale to Cosette on April 8, 2026. As a result of the Asset Sale, we will recognize no royalty revenue from sales of CAMBIA in Canada occurring subsequent to April 8, 2026.

Other Revenue

Other revenue consists of adjustments to reserves for product sales allowances (gross-to-net sales allowances) for previously divested products and can result in a reduction to, or an increase to, total revenues during the period. Sales adjustments for reserves recorded in prior periods for previously divested products increased total revenue by $0.6 million for the three months ended March 31, 2026. There was no other revenue recognized for the three months ended March 31, 2025.

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

Cost of sales decreased $5.1 million from $7.8 million for the three months ended March 31, 2025 to $2.7 million for the three months ended March 31, 2026, primarily due (i) a $3.5 million decrease from the impact of lower ROLVEDON volumes in the first quarter of 2026, due to the customer purchases of ROLVEDON inventory during the third quarter of 2025 noted above, (ii) a $1.3 million decrease in Otrexup cost of sales due to ceasing commercialization of Otrexup in July 2025, and (iii) a $0.3 million decline in INDOCIN cost of sales due to lower INDOCIN sales volume.

Cost of sales are impacted by changes in both product volume and mix, which will have an impact on Cost of sales recognized by us in future periods.

As discussed in “Company Overview” above, we completed the Asset Sale to Cosette on April 8, 2026. As a result of the Asset Sale, future cost of sales will no longer include cost of sales associated with the products sold to Cosette occurring subsequent to April 8, 2026.

Research and Development Expenses

Research and development expenses include salaries, costs for clinical trials, consultant fees, supplies, and allocations of corporate costs. Research and development expenses were virtually flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The expenses in both periods were primarily associated with ongoing clinical activity for the ROLVEDON pediatric safety trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel, contract personnel, marketing and promotion expenses, personnel expenses to support our administrative and operating activities, facility costs, and professional expenses, such as legal and accounting fees.

Selling, general and administrative expenses decreased $2.5 million from $22.0 million for the three months ended March 31, 2025 to $19.4 million for the three months ended March 31, 2026, primarily due to (i) a $2.2 million net decrease in litigation expenses associated with certain litigation items, (ii) a $0.4 million decrease in stock-based compensation expense, and (iii) $0.3 million of lower personnel expenses. The decrease was partially offset by a $0.4 million increase in other general operating expenses.

As discussed in “Company Overview” above, we completed the Asset Sale to Cosette on April 8, 2026. As a result of the Asset Sale, future selling, general and administrative expenses will no longer include selling, general and administrative directly associated with the products sold to Cosette occurring subsequent to April 8, 2026.

Amortization of Intangible Assets

The following table reflects amortization of intangible assets for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of intangible assets—ROLVEDON	$4,339	$4,339
Amortization of intangible assets—Sympazan	303	303
Amortization of intangible assets—SPRIX	1,162	952
Amortization of intangible assets—INDOCIN	—	3,639
Total	$5,804	$9,233

Amortization expense decreased $3.4 million from $9.2 million for the three months ended March 31, 2025 to $5.8 million for the three months ended March 31, 2026, primarily as a result of a decrease of $3.6 million due to the full amortization of the remaining value of the INDOCIN intangible assets in the second quarter of 2025, offset by a $0.2 million increase related to a change in the remaining estimated useful life of the SPRIX product rights intangible assets effective October 1, 2025.

As discussed in “Company Overview” above, we completed the Asset Sale to Cosette on April 8, 2026. As a result of the Asset Sale, we will no longer recognize any amortization associated with the Sympazan and SPRIX intangible assets occurring subsequent to April 8, 2026.

Restructuring

We regularly evaluate our operations to identify opportunities to streamline operations and optimize operating efficiencies in anticipation of changes in the business environment. As such, Company management may approve, from time to time, plans to reduce costs and improve efficiencies, which may result in incurring costs associated with those restructuring efforts.

During the three months ended March 31, 2026, we recognized no restructuring charges for any restructuring efforts, including any associated with the reduction in workforce initiated in the fourth quarter of 2025. We do not expect to incur additional restructuring charges related to this restructuring effort.

During three months ended March 31, 2025, we recognized $0.3 million in restructuring costs associated with improving efficiencies within our sales and marketing organization. We do not expect to incur additional restructuring charges related to this restructuring effort.

We expect cash payments for our prior restructuring efforts to be complete by the second quarter of 2027.

Other Expense

The following table reflects Other expense income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense	$(775)	$(765)
Interest income	469	720
Other loss	(35)	(18)
Total other expense	$(341)	$(63)

The following table reflects Interest expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest on 2027 Convertible Notes	$650	$650
Amortization of debt issuance costs on 2027 Convertible Notes	125	115
Total interest expense	$775	$765

Income Tax Expense

We recorded an income tax expense of less than $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The difference between the income tax expense and the tax at the federal statutory rate of 21.0% in each period was primarily due to the impact of the valuation allowance, partially offset by state income taxes. As of March 31, 2026 and December 31, 2025, we concluded that it is not more likely than not that the net deferred tax asset recorded as of those dates will be realized. As a result, we recorded a full valuation allowance against our net deferred tax asset as of both March 31, 2026 and December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

 We have financed, and continue to finance, our operations and business development efforts primarily from product sales, the proceeds of secured borrowings, and public sales of equity securities, including convertible debt securities.

We believe that our existing cash and cash equivalents and short-term investments, which totaled $71.6 million at March 31, 2026, will be sufficient to fund our operations and make the required payments under our debt agreements due for the next 12 months from the date of this filing. We base this expectation on our current operating plan, which may change as a result of many factors.

Our cash needs may vary materially from our current expectations because of numerous factors, including:

•transaction costs associated with our transactions with Parent and Cosette;
•changes in our working capital needs, including, but not limited to, the timing of purchases and manufacturing of our inventories, the timing of payment of our accounts payable and accrued rebates, returns and discounts, and the timing of accounts receivable collections, due to the large purchases of ROLVEDON inventory by several national distributors in the third quarter of 2025 noted above;
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

The terms of the 2027 Convertible Notes are governed by an indenture dated August 25, 2022 (the “2027 Convertible Note Indenture”). Pursuant to the terms of the 2027 Convertible Note Indenture, we and our restricted subsidiaries must comply with certain covenants, including mergers, consolidations, and divestitures; guarantees of debt by subsidiaries; issuance of preferred and/or disqualified stock; and liens on our properties or assets. We were in compliance with our covenants with respect to the 2027 Convertible Notes as of March 31, 2026.

After the Merger Agreement and substantially concurrently with the Offer, we or the Surviving Corporation, as applicable, will use commercially reasonable efforts to make an offer and consent solicitation to purchase the 2027 Convertible Notes at a purchase price approved by Purchaser and Parent, contingent upon the Merger (which represents a “Fundamental Change,” as that term is defined in the 2027 Convertible Note Indenture) as a result of the Merger. For further details, refer to “Note 14. Subsequent Events,” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

The following table reflects summarized cash flow activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$8,563	$(12,538)
Net cash provided by (used in) investing activities	15,110	(2,935)
Net cash used in financing activities	(189)	(111)
Net increase (decrease) in cash and cash equivalents	$23,484	$(15,584)

Cash Flows from Operating Activities

Cash provided by operating activities was $8.6 million for the three months ended March 31, 2026, compared to cash used in operating activities of $12.5 million for the three months ended March 31, 2025. The change was primarily due to higher cash generated by working capital, partially offset by lower net product sales.

Operating assets and liabilities generated net cash of $20.3 million for the three months ended March 31, 2026 compared to a net cash use of $10.1 million for the three months ended March 31, 2025. The net cash generated for the three months ended March 31, 2026 was higher compared to the three months ended March 31, 2025 primarily due to an increase in cash collections from accounts receivable associated with the sale of ROLVEDON inventory at the end of the third quarter of 2025, which included extended payment terms provided to ROLVEDON customers, as further discussed above in “COMPANY OVERVIEW.” This was partially offset by lower accruals from the timing of settlements of accrued rebates, returns and discounts related to the sale of ROLVEDON inventory at the end of the third quarter of 2025, and higher settlements of accrued liabilities.

Cash flows from operating activities are impacted by, among other things, product revenue, operating profit and changes in working capital. Fluctuations in any of these will impact our cash flows from operating activities recognized in future periods. Due to the large purchases of ROLVEDON by several national distributors in the third quarter of 2025, the timing of related cash collections and payments resulted in lower cash flows from operating activities in the first quarter of 2026. Cash flows from operating activities is expected to increase in the second quarter of 2026.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2026 was $15.1 million, which consisted of $30.4 million of proceeds from maturities of short-term investments in highly liquid marketable securities with a maturity date at purchase of more than three months and less than one year, partially offset by $15.3 million of purchases of short-term investments.

Cash used in investing activities for the three months ended March 31, 2025 was $2.9 million, which consisted of $31.4 million of purchases of short-term investments in highly liquid marketable securities with a maturity date at purchase of more than three months and less than one year, partially offset by $28.5 million of proceeds from maturities of short-term investments.

Cash Flows from Financing Activities

Cash used in financing activities was $0.2 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively, and consisted entirely of cash used for employees’ withholding tax liability upon the vesting of employee stock awards.

Contractual Obligations

Our principal material cash requirements consist of obligations related to our payments for rebates, returns and discounts, payments for debt, non-cancelable leases for our office space, non-cancelable contractual obligations for our purchase commitments, and cash payments for our restructuring activities.

In addition, the Merger Agreement contains customary termination rights for both Parent and Purchaser. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Parent a termination fee of $5.8 million, depending on the circumstances leading to the termination. For defined terms further details, refer to “Note 14. Subsequent Events” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, impairment of long-lived assets and income taxes to be critical policies. These estimates form the basis for making judgments about the carrying value of assets and liabilities. We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates since we filed our 2025 Form 10-K. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Significant Estimates in our 2025 Form 10-K for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see “Note 8. Commitments and Contingencies” of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, results of operations and financial condition, including those hereby incorporated by reference from Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K. Other than as set forth below, there have been no material changes to our risk factors as disclosed in our 2025 10-KIn addition to other information in this report, the following risk factors, together with the risks and uncertainties referenced above, should be considered carefully in evaluating an investment in our securities. If any of these risks or uncertainties actually occur, our business, results of operations or financial condition would be materially and adversely affected. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that may harm our business, results of operations and financial condition.

Risks Related to the Pending Merger

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

On April 8, 2026, we entered into an Agreement and Plan of Merger with Garda Therapeutics, Inc. (the “Original Merger Agreement”), which provided for the acquisition of the Company at a purchase price of $18.00 per share in cash, plus one contingent value right per share. On May 1, 2026, we entered into an Amended and Restated Agreement and Plan of Merger with Garda Therapeutics, Inc. (the “Merger Agreement”), which amended and restated the Original Merger Agreement in its entirety to provide for the acquisition of the Company at an amended purchase price of $21.80 per share in cash, without any contingent value right (the “Offer Price”). Pursuant to the Merger Agreement, Audi Merger Sub, Inc. (“Purchaser”), a wholly owned subsidiary of Garda Therapeutics, Inc. (“Parent”), commenced a tender offer (the “Offer”) to acquire all of our outstanding shares of common stock for the Offer Price. Following the completion of the Offer, the Purchaser will merge with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the “Surviving Corporation”).

Consummation of the Offer and the Merger is subject to a number of conditions, including, without limitation, (i) the valid tender of a number of shares of our common stock that, together with shares already owned by Parent or Purchaser, equals at least one share more than 50% of all outstanding shares of our common stock (the “Minimum Condition”); (ii) the absence of any law or order that prohibits or makes illegal the consummation of the Offer or the Merger; (iii) the absence of a material adverse effect with respect to the Company having occurred since the signing of the Merger Agreement; and (iv) our having a Closing Net Cash of at least $95.0 million. In addition, if the Company terminates the Merger Agreement due to Parent’s or Purchaser’s breach of their representations, warranties, covenants or agreements, or due to Parent’s withdrawal of financing, the Company’s recourse may effectively be limited to a $5.8 million termination fee from Parent.

Concurrently with the Offer, pursuant to the Merger Agreement, we are making an offer and consent solicitation, using commercially reasonable efforts, to purchase our outstanding 6.5% Convertible Senior Notes due 2027 (the “2027 Convertible Notes Offer”). The completion of the 2027 Convertible Notes Offer is subject to conditions, including the consummation of the Merger. There is no guarantee that we will be able to successfully complete the 2027 Convertible Notes Offer.

If the Merger is not completed for any reason, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following: (i) we may experience negative reactions from the financial markets, including negative impacts on the trading price of our common stock, and from our customers, payors, suppliers, regulators and employees; (ii) we may be required to pay Parent a Company Termination Fee of $5.8 million if the Merger Agreement is terminated under specified circumstances, including because we have terminated the Merger Agreement to enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement); and (iii) matters relating to the Merger will require substantial commitments of time and resources by our management and the expenditure of significant funds, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company. If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock price.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and cash flows or result in a loss of customers, payors or suppliers.

The Merger Agreement includes restrictions on the conduct of our business until the earlier of the completion of the Merger or termination of the Merger Agreement. For example, unless we obtain Parent’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), we may not, subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations. Our customers, payors and suppliers may experience uncertainties about the effects of the Merger. It is possible that some customers, payors, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the pending Merger.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the pending Merger.

Uncertainty about the effect of the Merger on our employees may have an adverse effect on our business. This uncertainty may impair our ability to attract, retain and motivate key employees. Employee hiring and retention may be particularly challenging during the pendency of the Merger, as our current and prospective employees may experience uncertainty about their future roles. No assurance can be given that we will be able to attract or retain key employees to the same extent that we have been able to attract or retain employees in the past.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay Parent a termination fee.

Under the Merger Agreement, we are subject to certain restrictions on our ability to solicit alternative business combination proposals from third parties, engage in discussions or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. We may terminate the Merger

Agreement and enter into an agreement providing for a Superior Proposal (as defined in the Merger Agreement) only if specified conditions have been satisfied, and such a termination would result in us being required to pay Parent a Company Termination Fee equal to $5.8 million. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger. While we believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher value than the Offer Price. These provisions might also result in a potential third-party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Lawsuits may be filed against us, Parent or our or their respective directors challenging the Merger, and an adverse ruling in any such lawsuit may delay or prevent the Merger from being completed.

Lawsuits arising out of or relating to the Merger Agreement, the Schedule 14D-9 to be filed by us in connection with the Offer, the Schedule TO to be filed by Purchaser in connection with the Offer or the Merger may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the Merger from being completed, or from being completed within the expected time frame. In addition, if the Merger is not consummated for any reason, litigation could be filed related to the failure to consummate the Merger. Regardless of the outcome of any litigation related to the Merger (or the failure of its consummation), such litigation may be time-consuming and expensive, may distract our management from running the day-to-day operations of our business, and may result in negative publicity or an unfavorable impression of us, any of which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers and other business partners, or otherwise materially harm our operations and financial performance.

Risks Related to the Cosette Asset Sale

Following the Asset Sale, ROLVEDON is our only commercial product, and any failure to grow or maintain sales of ROLVEDON would have a disproportionate adverse impact on our business, financial condition and results of operations.

On April 8, 2026, we completed the Asset Sale to Cosette of the INDOCIN, SPRIX, Sympazan, CAMBIA, Zipsor and OTREXUP product franchises. As a result, ROLVEDON is our only commercial product. Our future success is therefore highly dependent on the commercial success of ROLVEDON, and there is materially greater reliance on ROLVEDON sales and profitability for the Company than was the case prior to the Asset Sale. Any failure to successfully grow or maintain sales and profitability of ROLVEDON would likely have a material and adverse impact on our business. In addition, we depend on Hanmi Pharmaceutical Co., Ltd. as the qualified supplier for the active pharmaceutical ingredient in ROLVEDON, and on third parties that are single source suppliers to manufacture ROLVEDON. Insufficient availability of ROLVEDON, its active pharmaceutical ingredient or other raw materials necessary to manufacture ROLVEDON, generic or biosimilar competition, payor coverage or reimbursement pressure (including under the Medicare Part B average sales price methodology), regulatory action, safety findings, product liability claims, intellectual property disputes or loss of key customer relationships could each have a more pronounced and direct impact on our business, financial condition and results of operations than was the case prior to the Asset Sale.

A significant portion of the consideration we are entitled to receive in the Asset Sale is contingent on future events that are largely outside of our control, and we may receive significantly less than the maximum potential consideration.

We completed the Asset Sale on April 8, 2026. Pursuant to the terms of the Asset Purchase Agreement, in addition to the upfront cash consideration of $35.0 million paid at the closing of the Asset Sale, we are eligible to receive contingent consideration in respect of the Products consisting of (i) net sales-based milestone payments of up to $32.0 million in the aggregate, (ii) a $1.0 million SPRIX delivery milestone payment, (iii) eight percent of gross profits from SPRIX for the period from April 8, 2026 through December 31, 2027, and (iv) a $2.0 million SPRIX sales milestone payment if SPRIX net sales exceed $7.0 million in calendar year 2027. While Cosette has agreed to use commercially reasonable efforts to achieve specified milestone events, that obligation is subject to a contractual standard that takes into account, among other things, the competitiveness of the relevant marketplace, the intellectual property positions of third parties and the current and anticipated profitability of the Products, and no assurance can be given that any such milestone events will be achieved or that we will receive all or any portion of these contingent payments. Cosette’s commercial decisions, including pricing, promotion, customer mix and the level of resources devoted to the Products, could materially affect whether and when milestone events are achieved. In addition, our right to receive any contingent payment may be withheld and applied as a setoff to satisfy our indemnification obligations to Cosette under the Asset Purchase Agreement. If any of the foregoing events occur, we will not realize all of the benefits of the Asset Sale, although the Company’s stockholders will not receive the benefits of the Asset Sale in the event that the Merger closes.

We have ongoing obligations to Cosette under the Asset Purchase Agreement and the related ancillary agreements, including indemnification obligations and retained pre-closing liabilities, that could result in unanticipated costs.

We are still subject to potential liabilities relating to the operation of the divested business prior to the closing of the Asset Sale. Under the terms of the Asset Purchase Agreement, we retained and are responsible for historical liabilities of the divested business based on events occurring prior to the closing of the Asset Sale other than those liabilities expressly assumed by Cosette, including pre-closing product liability and similar claims, liabilities under contracts that were not transferred to Cosette, certain liabilities relating to OTREXUP (including under the Antares Supply Agreement and the Pharmascience Agreement), employee-related liabilities accrued through the closing date of the Asset Sale and liabilities relating to certain pre-closing legal matters. We are also obligated to indemnify Cosette against certain potential liabilities and for breaches of our representations, warranties and covenants under the Asset Purchase Agreement, and those liabilities may be set off against any future payments owed to us by Cosette, including the contingent consideration described above. Although Cosette’s sole and exclusive recourse for breaches of our representations and warranties is, except in the case of fraud, against the buyer-side representation and warranty insurance policy, our indemnification obligations for excluded liabilities, covenant breaches and certain other matters are not subject to a comparable cap. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of such claims, any of which could have a material adverse effect on our business and stock price. Assertio Holdings, Inc. has guaranteed the payment obligations of the selling subsidiaries under the Asset Purchase Agreement.

We also entered into ancillary agreements with Cosette in connection with the Asset Sale, including a Transition Services Agreement, an Intellectual Property Assignment Agreement, a Bill of Sale and an Assumption Agreement. Performance of our obligations under these agreements may divert management and operational attention from ROLVEDON and the pending Merger, and disputes with Cosette as to the scope, quality or performance of services could expose us to additional indemnification or breach-of-contract claims.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of the Company’s common stock during the period covered by this Quarterly Report on Form 10-Q, except for shares surrendered to us, as reflected in the following table, to satisfy tax withholding obligations in connection with the vesting of equity awards.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	30	$9.14	N/A	N/A
February 1, 2026 - February 28, 2026	15,578	$12.14	N/A	N/A
March 1, 2026 - March 31, 2026	—	—	N/A	N/A
Total	15,608	$12.13

(1) Consists of shares withheld to pay employees’ tax liability in connection with the vesting of restricted stock units granted under our stock-based compensation plans. These shares may be deemed to be “issuer purchases” of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or Section 16 officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

Date: May 8, 2026	ASSERTIO HOLDINGS, INC.

/s/ Mark L. Reisenauer
Mark L. Reisenauer
Chief Executive Officer

/s/ Ajay Patel
Ajay Patel
Executive Vice President and Chief Financial Officer